Form 10-K405
period 2000-09-30
SYBRON DENTAL SPECIALTIES INC
filed 2000-12-22
CIK 1121302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16057

                        SYBRON DENTAL SPECIALTIES, INC.
               (Exact name of registrant as specified in charter)

                   DELAWARE                                      33-0920985
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            1717 WEST COLLINS AVE.
              ORANGE, CALIFORNIA                                   92867
   (Address of principal executive offices)                      (Zip Code)

              Registrant's telephone number, including area code:
                                 (714) 516-7400

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                       ON WHICH EACH CLASS REGISTERED
             -------------------                       ------------------------------
    Common Stock, par value $.01 per share                New York Stock Exchange
       Preferred Stock Purchase Rights                    New York Stock Exchange
      (associated with the Common Stock)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 15, 2000 as reported on the New York Stock Exchange, was approximately $480,862,652. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 15, 2000, there were 35,108,649 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on January 31, 2001 have been incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* Deemed to be satisfied pursuant to the staff position set forth in Questions 8 and 9 of SEC Staff Legal Bulletin No. 4 (September 16, 1997). See Item 14(b) in this Form 10-K.

                        SYBRON DENTAL SPECIALTIES, INC.
                               TABLE OF CONTENTS
                                       TO
                        2000 ANNUAL REPORT ON FORM 10-K

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
  1    Business....................................................     1
  2    Properties..................................................    11
  3    Legal Proceedings...........................................    12
  4    Submission of Matters to a Vote of Security Holders.........    12
       Executive Officers of the Registrant........................    12

                                 PART II
  5    Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................    14
  6    Selected Financial Data.....................................    14
       Unaudited Pro Forma Combined Financial Information..........    16
  7    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................    21
 7A    Quantitative and Qualitative Disclosures About Market
         Risk......................................................    36
  8    Financial Statements and Supplementary Data.................    38
  9    Changes in and Disagreements with Accountants on Accounting
         and Financial and Financial Disclosure....................    66

                                 PART III
 10    Directors and Executive Officers of the Registrant..........    66
 11    Executive Compensation......................................    66
 12    Security Ownership of Certain Beneficial Owners and
         Management................................................    66
 13    Certain Relationships and Related Transactions..............    66

                                 PART IV
 14    Exhibits, Financial Statement Schedules and Reports on Form
         8-K.......................................................    66
       Signatures..................................................    68

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sybron Dental Specialties, Inc. ("SDS" or the "Company") was incorporated in Delaware on July 17, 2000. Its principal subsidiary, Sybron Dental Management, Inc. ("SDM") (formerly known as Sybron Dental Specialties, Inc.), a Delaware corporation, located in Orange, California, was organized in 1993 when Sybron International Corporation (doing business as Apogent Technologies), a Wisconsin corporation ("Sybron International" or "Apogent"), grouped the professional dental and orthodontics companies, Kerr Corporation and Ormco Corporation, under the SDM umbrella. We later added infection control products in 1995 with the acquisition of Metrex Research Corporation ("Metrex"). The subsidiaries of SDS market their products under brand names such as KERR(R), Belle(TM), Metrex(R), ORMCO(R) and "A" Company(R) Orthodontics, PINNACLE(R), DEMETRON(R) and AOA(TM), which are well recognized in the dental, orthodontics and infection control industries. SDS has three business segments: a) Professional Dental, b) Orthodontics and c) Infection Control Products.

     Prior to December 11, 2000, SDS had been a wholly owned subsidiary of Sybron International, and all of SDS's subsidiaries were also wholly owned, directly or indirectly, by Sybron International. On December 11, 2000, following a reorganization of certain of Sybron International's subsidiaries (which are now SDS's subsidiaries), Sybron International spun off its dental business (the "Dental Business") by way of a pro rata distribution (the "Distribution" or "Spin-Off") to its shareholders of all the outstanding common stock and related preferred stock purchase rights of SDS. In order to effect the Distribution, SDS and Sybron International entered into a number of interrelated agreements. See "Transactions and Agreements Between Sybron International and SDS" at the end of this Item 1 for more information regarding those agreements and the Distribution. As a result of the Distribution, SDS became an independent, publicly traded company.

     When we use the terms "SDS", "Company", "we" or "our" in this Annual Report, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that, prior to the Spin-Off, comprised Sybron International's Dental Business. Our fiscal year ends September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise.

                            BUSINESSES AND PRODUCTS

     The subsidiaries of SDS are leading manufacturers of value-added products for the Professional Dental, Orthodontics and Infection Control Products segments in the United States and abroad. The primary subsidiaries in each of our business segments are as follows:

PROFESSIONAL DENTAL                                  ORTHODONTICS
-------------------                                  ------------
Kerr Corporation, including its Demetron Division    Ormco Corporation, including its Analytic
                                                       Endodontics Division
Kerr Italia S.p.A                                    Ormco B.V.
Sybron Canada Limited's Beavers Dental Division      Ormodent Group
Pinnacle Products, Inc.                              Allesee Orthodontic Appliances, Inc.

INFECTION CONTROL PRODUCTS
---------------------------------------------------
Metrex Research Corporation, including its Alden
  Scientific Division

                               BUSINESS STRATEGY

     Our goals are to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are:

     A Focus on Product Innovation. We strive to consistently develop and introduce new or improved innovative products. We believe that product innovation is important to our ability to maintain our competitive position and to fuel internal growth.

     Ongoing Cost Reduction. We continuously strive to reduce our costs through consolidation of manufacturing, marketing, sales and administrative functions, and through implementation of low cost manufacturing strategies.

     Selective Acquisitions. We have had an active acquisition program targeting dental and orthodontic consumables and infection control products. Since 1993, when we adopted this element of our strategy, through our fiscal year ended September 30, 2000 we have made 22 acquisitions (including two mergers) in the United States and abroad, including three completed in 1999 (including one merger) and three in 2000. See Note 13 to our combined financial statements in Item 8 of this Annual Report. We have been able to use our existing distribution channels to market many of the product lines we have acquired and we have achieved other synergies, such as the elimination of duplicative administrative or other functions or the combining of manufacturing operations, with some of these acquisitions.

     With the new SDS Credit Facilities (see note 7 to our combined financial statements in Item 8 of this Annual Report), debt reduction will be an important priority; however, we will continue to pursue some strategic and select acquisitions.

     The execution of the various elements of our strategy resulted in an expansion of our business in 2000. Overall sales growth in 2000 was $30.6 million, or 7.9%.

                           FORWARD-LOOKING STATEMENTS

     The description of our businesses included in this Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report, and other portions of this report contain statements that could be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements, such as the statement made in the immediately preceding section, "Business Strategy" regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, those discussed in connection with such statements as well as those described in the section entitled "Cautionary Factors" in Item 7 of this Annual Report.

BUSINESS SEGMENTS

     Professional Dental. Products in our Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry; filling materials, instruments and sealers used in endodontics; waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories; and disposable infection control products for dental equipment.

     Our Professional Dental products are primarily manufactured by Kerr Corporation and its affiliates such as the Beavers Dental Company division of Sybron Canada Ltd. Kerr's products, which are generally sold through independent dental distributors, are designed to help dentists deliver more effective and efficient treatment to their patients. Kerr has expanded its product line through new product development and through acquisitions. New product development examples include the Demetron OPTILUX(TM) 501 curing light, Kerr's TAKE 1(R) brand impression material, POINT 4(TM) brand restorative composite, and OptiBond(R) Solo Plus bonding agent.

     Expansion of products in this segment through acquisitions include the 1994 purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth. These products complemented Kerr's line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st. claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Beavers Dental, with the acquisition of the assets of Precision Rotary Instruments, Inc. In 1999, Pinnacle Products became a part of our organization, which enabled us to add dental disposable infection control products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment. In the second quarter of 2000, we added Safe-Wave Products, Inc., a manufacturer of disposable tips and adapters for air/water syringes used in dental operatories.

     The Professional Dental business segment accounted for approximately 51.3%, 49.4% and 50.9% of our combined net sales in 1998, 1999 and 2000, respectively.

     Orthodontics. Products in our Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products as well as endodontic products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through a merger with LRS Acquisition Corp., the parent of "A" Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products. We also expanded our direct business in France by acquiring the Ormodent group of companies, Ormco's French distributor. In 2000, we again expanded our product line with the acquisition of Professional Positioners, Inc., a manufacturer of orthodontic retainers and positioners.

     In 1995, we added endodontic products to the Orthodontics segment, which has a separate endodontic direct sales force, with the acquisition of Excellence in Endodontics, Inc., a manufacturer of products for microscopic endodontic procedures. We expanded our endodontic business in this segment in 1996 when we acquired the assets of Analytic Technology Corporation, a manufacturer of endodontic equipment. In 1998 we added a line of nickel-titanium endodontic instruments with the acquisition of the dental business of Tycom Corporation. In 1999 we vertically integrated our Tycom product line in Europe with the purchase of Endo Direct Ltd., the exclusive European importer of Tycom's endodontic products.

     The Orthodontics business segment accounted for approximately 44.3%, 43.8% and 42.5% of our combined net sales in 1998, 1999 and 2000, respectively.

     Infection Control Products. Products in our Infection Control Products business segment include high level disinfectants and sterilants, enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use. These products are manufactured or supplied by Metrex Research Corporation, acquired in 1995. Metrex expanded its product line through the acquisition of the businesses of Micro-Aseptic Products, Inc. (a supplier of surface disinfectants) in 1996 and Viro Research International, Inc. (a supplier of skin antisepsis products) in 1998, and through the acquisition of the high level disinfectant/sterilant business of Cottrell Ltd. in 1998. In 1999, we acquired the business of Alden Scientific, Inc. and its sister corporation Gulfstream Medical, Inc., both manufacturers of reagents and related infection control products used to disinfect kidney dialysis machines. Alden also manufactures chemical detecting reagents.

     The Infection Control Products business segment accounted for approximately 4.4%, 6.8% and 6.6% of our combined net sales in 1998, 1999 and 2000, respectively.

NEW PRODUCTS

     The business segments of SDS devote considerable resources to the development and introduction of new products. These efforts are critical to meeting the needs of today's dentists, endodontists and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which SDS and its subsidiaries possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. Recently introduced products, such as its TAKE 1(R) brand impression materials, POINT 4(TM) brand composites, OPTIBOND(R) SOLO PLUS bonding agent, OPTILUX(TM) 501 curing light, and its VITALITY SCANNER(TM) brand electronic pulp testers, have significantly contributed to Kerr's net sales. In the Orthodontics segment, Ormco's sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through its Elite program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products, which have contributed significantly to its sales. Examples of recently introduced products include the DAMON(TM) II brand self-ligating bracket, the INSPIRE! ceramic bracket, an expanded nickel-titanium wire line, compact RPE's (Rapid Palatal Expanders) and the ENDO ANALYZER(TM) brand diagnostic tool used in endodontics to determine apex location and to perform pulp testing.

MARKETS; DISTRIBUTION

     Products in the Professional Dental business segment including dental related Infection Control Products are sold both domestically and internationally through dental distributors. Kerr has 46 sales personnel in the United States and 50 abroad dedicated to the Professional Dental business segment sales. The mission of the dental sales force is to provide training and technical support to dealers and help pull products from the Professional Dental business segment through the dealer network.

     Our Professional Dental companies are committed to increasing their market share through new product development and promotional activities. Their activities create demand for new products that make dentists more efficient. The sales growth resulting from this demand for new products is augmented by modest growth in the domestic market for traditional dental consumables. We also believe opportunities for growth exist in international markets. As economies in emerging markets of Eastern Europe, South America and the Far East continue to develop, their demand for dental products will grow. Our Professional Dental companies are well positioned to take advantage of such development due to their extensive experience in selling internationally and the quality of their existing international dealer network.

     Products in the Orthodontics business segment are marketed by approximately 80 direct salespersons in the United States, Canada, Australia, Germany, France, Japan, Mexico, New Zealand and the Netherlands and by dealers and distributors in other parts of the world. Ormco's direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

     The market for traditional orthodontics products is relatively mature domestically, and is experiencing modest growth. We believe that the international market for orthodontics products presents a growth opportunity as worldwide awareness of dental aesthetics grows. As with other health care markets, over the past few years the orthodontics market has experienced a consolidation of provider practices and the formation of management organizations and buying groups, which are intended to bring administrative efficiencies and buying power to orthodontic practices. We believe Ormco is well positioned to compete in this environment because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

     Products in the Infection Control Products business segment are marketed primarily to the alternate health care market in the United States and Canada by independent manufacturers representatives and distributors. As referred to above, the Infection Control Products business segment also utilizes the Professional Dental sales force to penetrate the dental market.

     The sales and marketing focus for the Infection Control Products business segment is on core product growth, acquisition and product development. We believe revenue growth will come primarily from dental offices, clinics and teaching hospitals.

     We believe we are well positioned to take advantage of the opportunities that exist to grow our business. Opportunities that apply to all of our business segments arise from the trends of an increasing worldwide population, growth in the population of people 65 and older, natural teeth being retained longer, and increased spending on dental health in developing nations.

INTERNATIONAL

     In addition to the United States, products in our Professional Dental business segment are manufactured at facilities in Canada, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe (including major offices in the U.K., France and Germany), Japan, Australia, South America and Mexico.

     Prior to 1998, products in our Orthodontics business segment were sold directly to end-users by Ormco's sales force in Australia, New Zealand, Canada, Germany, Switzerland, Japan and Mexico. Ormco also had exclusive distributors in key European markets such as Italy, France and Spain. In 1998, Ormco acquired its distributor in France, the Ormodent group of companies, and now services the French market directly. In addition, with the "A" Company merger, the Netherlands now services all of the European countries in which Ormco sells, other than France, Belgium, and Portugal.

     Products in our Infection Control Products business segment are manufactured in the United States and are distributed internationally, primarily in Canada, where independent sales representatives sell them. These products are sold in other countries primarily through distributors and agents.

     Domestic and international sales of SDS's products by business segment are as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Professional Dental:
  Domestic...........................................  $109,723   $105,629   $126,038
  International......................................    78,611     86,294     86,970
                                                       --------   --------   --------
          Total Professional Dental Sales............  $188,334   $191,923   $213,008
                                                       ========   ========   ========
Orthodontics:
  Domestic...........................................  $ 91,784   $ 95,505   $101,282
  International......................................    70,726     74,396     76,857
                                                       --------   --------   --------
          Total Orthodontics Sales...................  $162,510   $169,901   $178,139
                                                       ========   ========   ========
Infection Control Products:
  Domestic...........................................  $ 14,956   $ 24,620   $ 26,141
  International......................................     1,086      1,732      1,491
                                                       --------   --------   --------
          Total Infection Control Product Sales......  $ 16,042   $ 26,352   $ 27,632
                                                       ========   ========   ========
Total Net Sales......................................  $366,886   $388,176   $418,779
                                                       ========   ========   ========

     We have included other financial information about our business segments and foreign operations in Note 15 to our combined financial statements in Item 8 of this Annual Report.

COMPETITION

     Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than ours. There can be no assurance that we will not encounter increased competition in the future.

     We believe our principal competitive advantages in the Professional Dental business segment include the breadth of our product lines, brand name recognition, and our programs to educate dentists regarding techniques and products. Our principal competitors are GC America, Inc., 3M Corporation, Dentsply International Inc., Espe GmbH & Co., and Ivoclar. In the Orthodontics business segment, we compete with more than 25 companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include American Orthodontics, GAC Orthodontics (a subsidiary of Dentsply), and Unitek (a subsidiary of 3M Corporation). In the Infection Control Products business segment, our principal competitive advantages include the breadth of our product lines and our product quality. Our competitors include Johnson and Johnson, Steris Corporation and Ecolab, Inc.

BACKLOG

     Our total backlog of orders at September 30, 1998, 1999 and 2000 was approximately $3.4 million, $3.8 million and $3.4 million, respectively. We expect all September 30, 2000 backlog orders to be filled in fiscal 2001.

     Our backlog by business segment is as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------
                                                              1998      1999      2000
                                                             -------   -------   -------
                                                                   (IN THOUSANDS)
Professional Dental........................................  $1,654    $2,590    $2,087
Orthodontics...............................................   1,604     1,066     1,250
Infection Control Products.................................     182       134       110
                                                             ------    ------    ------
          Total............................................  $3,440    $3,790    $3,447
                                                             ======    ======    ======

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $7.3 million, $9.4 million and $8.8 million on research and development in 1998, 1999 and 2000, respectively.

     Our research and development expenditures by business segment are as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------
                                                              1998      1999      2000
                                                             -------   -------   -------
                                                                   (IN THOUSANDS)
Professional Dental........................................  $3,880    $4,353    $4,098
Orthodontics...............................................   3,262     4,769     4,321
Infection Control Products.................................     171       303       334
                                                             ------    ------    ------
          Total............................................  $7,313    $9,425    $8,753
                                                             ======    ======    ======

EMPLOYEES

     Our companies employed approximately 3,400 people at September 30, 2000, approximately 140 of whom are covered by collective bargaining agreements. We believe our employee relations are generally good. In the United States, Kerr's 140 hourly employees at the Romulus, Michigan facility are members of the UAW. The labor contract at Kerr will expire on January 31, 2002. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees' council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. We have had no work stoppages related to national contracts.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the KERR(R) trademark, the ORMCO(R) and "A" Company(R) trademarks and the METREX(R) trademark, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes to their operations or to sell patented products. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

REGULATION

  Medical Devices

     Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the "FDA") and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, their manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments.

     Medical devices are classified into either Class I, II or III. Pursuant to section 510(K) of the FDCA, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(K) Notice"). Before commercial distribution can begin, the FDA must review the 510(K) Notice and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(K) Notice and grant or deny clearance to market on the basis that it is or is not substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(K) Notice may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(K) Notice and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I and Class II devices are exempt from the 510(K) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent," it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(K) premarket notification process.

     A medical device, whether exempt from premarket notification, cleared for marketing under the 510(K) pathway, or cleared pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practices and quality system requirements, record keeping, and medical device (adverse reaction) reporting.

     All of our dental and orthodontic products and our high level disinfectants and sterilants are regulated as Class I or Class II medical devices.

     Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(K) premarket notification requirement), and amalgam alloy is regulated as a Class II device. In February 1993, the FDA reported to its Dental Products Advisory Panel that it planned to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. At the same time, the FDA planned to propose the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the planned Class II designation for encapsulated mercury and amalgam alloy. In October 1994, the FDA's Dental Products Panel of the Medical Devices Advisory Committee voted unanimously to recommend reclassification of dental mercury from Class I to Class II. Class II devices, unlike Class I devices, may be subject to performance standards or special controls. At this time, there are no performance standards or special controls applicable to mercury or to encapsulated mercury and amalgam alloy, although it is possible that the FDA could propose special controls during the reclassification process. With a Class II designation, the amalgam products would continue to be subject to the 510(K) premarket notification process. We are uncertain as to when, and if, the FDA will publish its decision on the classification.

     All dental amalgam filling materials, including Kerr's dental amalgam products contain mercury. The use of mercury in various products, including dental amalgams, is being examined by various groups and U.S. and foreign governmental agencies as a part of an effort to reduce the amount of mercury discharged into the environment. We are aware of at least one foreign government agency that, as a result of a study it conducted has proposed a plan which would discontinue the use of amalgams once a suitable alternative is found.

     In addition to the environmental concerns about mercury in dental amalgams, certain groups have expressed concerns about health effects allegedly caused by the mercury in amalgams. These groups are active in lobbying state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes or recommendations regarding the use of dental amalgams. To date, these efforts have resulted in restrictions on or recommendations against the use of amalgams in certain clinical situations by health authorities in some countries, even though such health authorities point out there is no scientific evidence to suggest that amalgam is causing illness. Such actions have been taken to reduce human exposure to mercury where other safe and practical alternatives to dental amalgam exist. In the United States, the FDA's Dental Devices Panel, the National Institute of Health and the United States Public Health Service have indicated that the use of amalgams does not cause verifiable adverse effects in patients who have amalgam fillings. All of these agencies have recommended further research on the subject and, in large part because of their initiatives, research with respect to potential health effects of dental amalgams is ongoing at various places around the world.

  Over the Counter Drug Products

     Certain of our products, namely our topical anti-microbial infection control products, are subject to regulation by the FDA as over the counter drug products. In order to market a product as an over the counter drug, we are required to comply with certain requirements relating to testing and labeling of these products. Each new product is listed with the FDA; however, there is no requirement for premarket submissions or approvals.

  Federal Insecticide, Fungicide and Rodenticide Act

     Certain of our infection control products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and by various State Environmental Agencies under the laws of those States. Under FIFRA, no one may sell, distribute or use a pesticide unless it is registered with the EPA. Registration includes approval by the EPA of the product's label, including the claims and instructions for use. The producer of a pesticide must provide data from tests done according to EPA guidelines. These tests are designed to determine whether a pesticide has the potential to cause adverse effects on humans, wildlife, plants and possible ground or surface water contamination. Testing must also be submitted to support the claims on the product labeling. Separate registrations must be obtained from the EPA and each state in which the product is sold. Registrations must be renewed annually. The regulations also require producers to report adverse events associated with their products to the EPA. Failure to pay registration fees or provide necessary testing data, or evidence that the product is the cause of an adverse effect on humans or the environment, could result in the cancellation of a FIFRA registration.

  Environmental, Health and Safety Matters

     Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations along with regulations relating to workplace safety is a significant factor in our businesses. Our domestic facilities are subject to federal, state and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and waste water discharge, and our foreign facilities are subject to local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. Violations of any of these laws and regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

RAW MATERIALS

     We purchase a wide range of raw materials and supplies from a number of suppliers and do not rely on sole sources to any material extent. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 1998, 1999 and 2000, our net sales outside the United States accounted for approximately 41%, 42%, and 39%, respectively, of combined net sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations
 -- International Operations" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of our sales is made through major independent distributors. The dental distribution system has experienced significant consolidation, with two of our largest distributors, Henry Schein, Inc. and Sullivan Dental Products, Inc., merging in November 1997. This consolidation continued in 1998, as Henry Schein continued to acquire other dental distributors, including H. Meer Dental Supply Company. Inventory reduction from this consolidation of dealers slowed sales of product in our Professional Dental business segment through the second quarter of 1998. The loss of certain of our dental distributors could have a material adverse effect on our results of operations or financial condition.

TRANSACTIONS AND AGREEMENTS BETWEEN SYBRON INTERNATIONAL AND SDS

     In order to effect the Distribution, Sybron International and SDS have entered into a number of interrelated agreements. These agreements define the ongoing relationship between the parties after the Distribution. Because these agreements were negotiated while SDS was a wholly owned subsidiary of Sybron International, they are not the result of negotiations between independent parties, although the Company and Sybron International have set pricing believed to be comparable to that set through arm's-length negotiations. Following the Distribution, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be determined through arm's-length negotiations.

  Contribution Agreement

     Pursuant to the Contribution Agreement, Plan and Agreement of Reorganization and Distribution, immediately prior to the Spin-Off, all of the capital stock of SDM (formerly known as Sybron Dental Specialties, Inc.), which owns, directly or indirectly, the stock or other equity interests in the subsidiaries that hold substantially all of the assets and liabilities of the Dental Business, was transferred by Sybron International to SDS along with certain other assets relating to the Dental Business. Under this agreement, prior to such transfer, Sybron International paid SDM the amount necessary to settle all intercompany loans and advances made to Sybron International by SDM, and SDM paid Sybron International a dividend of $67.9 million representing difference between $375 million and the actual allocation of Sybron International bank debt to SDM as of the Distribution.

  Assignment and Assumption Agreement

     Pursuant to the General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, in general SDS and its U.S. subsidiaries, in general, indemnify Sybron International and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the Dental Business, including discontinued operations within those business segments. Similarly, Sybron International and its U.S. subsidiaries indemnify SDS and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of its Sybron International's laboratory business, including discontinued operations within those business segments, and other items not transferred to SDS. In circumstances in which any liability of Sybron International and SDS is joint, the parties will share responsibility for such liability on a mutually agreed basis consistent with the allocation of the business segments.

  Trade Name Assignment and Transitional Trade Name Use and License Agreement

     Pursuant to the Trade Name Assignment and Transitional Trade Name Use and License Agreement, the unregistered trade name "Sybron" has been transferred to SDS, subject to a royalty free, nontransferable, nonexclusive license for Sybron International to continue to use the name for a period of one year after the Distribution. This is intended to give Sybron International the necessary time to change its name to Apogent Technologies Inc. and to cease using the name "Sybron" in its and its subsidiaries' businesses.

  Insurance Matters Agreement

     An Insurance Matters Agreement governs the rights and obligations of Sybron International and SDS with respect to various pre-existing contracts insuring Sybron International and covering risks associated with, or arising out of, the Dental Business. The types of policies covered by the Insurance Matters Agreement include, without limitation, automobile liability, comprehensive and general liability. The Insurance Matters Agreement also establishes certain procedures for dealing with pending litigation, new litigation and the resolution of disputes between the parties concerning that agreement.

  Employee Benefits Agreement

     Although no current employees of Sybron International's laboratory business are expected to become employees of the Dental Business or vice versa, various Sybron International employee benefit plans have been modified to reflect the fact that they will no longer cover employees of the Dental Business, and SDS has created new employee benefit plans on behalf of the Dental Business employees. The Employee Benefits Agreement sets forth the agreements of SDS and Sybron International regarding this transition.

  Tax Indemnification Agreement

     The Tax Sharing and Indemnification Agreement governs the allocation of certain tax responsibilities between Sybron International and its subsidiaries on the one hand and SDS and its subsidiaries on the other hand after the Distribution. The Tax Indemnification Agreement defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the business operations for tax years (or portions thereof) ending on or prior to the Distribution and with respect to certain tax attributes of the companies after the Distribution. The Tax Indemnification Agreement also specifies the parties' respective obligations in connection with any audit or investigation concerning any federal, state or other taxes or in the event the Distribution is subsequently determined not to qualify as tax-free for U.S. federal income tax purposes.

  Interim Administrative Services Agreement

     As of the Distribution, Sybron International and SDS have entered into an Interim Administrative Services Agreement which governs the administrative and financial services that Sybron International will continue to provide to SDS on an interim basis and those which SDS will provide to Sybron International. In general, Sybron International will provide specified accounting, tax management, legal and cash management services to SDS, and SDS will provide certain insurance and risk management services to Sybron International, for a period of up to six months after the Distribution. Each party will compensate the other parties at negotiated amounts which, SDS believes, are comparable to rates SDS could have achieved through arm's-length negotiations.

  Confidentiality and Nondisclosure Agreement

     As of the Distribution, SDS and Sybron International have entered into a Confidentiality and Nondisclosure Agreement whereby, subject to certain exceptions, each party will agree to treat as confidential and not disclose certain proprietary and other confidential information belonging to the other company.

ITEM 2. PROPERTIES

     We operate manufacturing facilities in the United States and certain foreign countries. The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table.

LOCATION OF FACILITY                            BUILDING SPACE AND USE           OWNED OR LEASED
--------------------                    --------------------------------------   ---------------
HEADQUARTERS
Orange, California....................  117,620 sq. ft./headquarters,            leased
                                        manufacturing and warehouse
PROFESSIONAL DENTAL
Morrisburg, Ontario...................  60,000 sq. ft./manufacturing             owned
Morrisburg, Ontario...................  30,000 sq. ft./manufacturing             leased
Danbury, Connecticut..................  30,000 sq. ft./manufacturing,            leased
                                        warehouse and offices
Romulus, Michigan.....................  220,000 sq. ft./manufacturing            leased
Scafati, Italy........................  39,000 sq. ft./manufacturing             owned
Lakeville, Minnesota..................  38,000 sq. ft./assembly and warehouse    owned
ORTHODONTICS
San Diego, California.................  76,000 sq. ft./manufacturing and         owned
                                        offices
Mexicali, Mexico......................  57,000 sq. ft./manufacturing and         leased
                                        offices
Glendora, California..................  66,000 sq. ft./manufacturing             leased
Redmond, Washington...................  29,000 sq. ft./manufacturing,            leased
                                        warehouse and offices
Uman, Yucatan, Mexico.................  35,000 sq. ft./manufacturing             owned
Tijuana, Mexico.......................  32,000 sq. ft./manufacturing             owned
Sturtevant, Wisconsin.................  21,000 sq. ft/manufacturing              leased
INFECTION CONTROL PRODUCTS
Parker, Colorado......................  27,000 sq. ft./manufacturing and         owned/leased
                                        office

     We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facilities described in Note 7 to our combined financial statements in Item 8 of this Annual Report. All of our domestic properties are encumbered under our Credit Facilities. See "Liquidity and Capital Resources" in Item 7 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

     SDS or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, including products liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. SDS and its subsidiaries are vigorously defending lawsuits and other claims against them. Pursuant to the agreements described above between Sybron International and SDS relating to the Distribution, we will indemnify Sybron International and its subsidiaries against costs and liabilities associated with past or future operations of the Dental Business, and Sybron International will indemnify SDS and its subsidiaries against costs and liabilities associated with past or future operations of the laboratory business. Based upon the insurance available under our insurance program and the potential for liability with respect to claims which are uninsured, we believe that any liabilities which might be reasonably expected to result from any of SDS's or its subsidiaries' pending cases and claims would not have a material adverse effect on our results of operations or financial condition. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. See Note 12 to our combined financial statements in Item 8 of this Annual Report and "Item 1 Business -- Transactions and Agreements Between Sybron International and SDS."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages positions and experience of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

NAME                       AGE                     POSITIONS AND EXPERIENCE
----                       ---                     ------------------------
Floyd W. Pickrell,         55    President and Chief Executive Officer of SDS since October
  Jr. ...................        2000; President of SDM since August 1993; appointed Chairman of the Board of Kerr Corporation in August 1993, and
                                 Chairman of the Board of Ormco in February 1993; served as
                                 President of Kerr from August 1993 until November 1998;
                                 joined Ormco in 1978 and served as Ormco's President from
                                 March 1983 until November 1998; previously served as Ormco's
                                 Vice President of Marketing and as its National Sales
                                 Manager.
Michael R. DePrez........  59    Executive Vice President of Operations and Chief Information
                                 Officer of SDS since October 2000. Joined SDM in September
                                 1997 as Vice President of Information Technology and Chief
                                 Information Officer; appointed Executive Vice President of
                                 Operations in May 1999 with continued responsibilities as
                                 Chief Information Officer. Previously Vice President of
                                 Information Technology for Aramark Corporation and Director
                                 of Information Technology for Mitsubishi Corporation.
Daniel E. Even...........  48    President of Ormco since November 1998; Executive Vice
                                 President and General Manager of Ormco from 1993 until
                                 November 1998; Director of Allesee Orthodontic Appliances
                                 (since July 1994) and Director and President of LRS
                                 Acquisition Corporation (since April 1998). Joined Ormco in
                                 1979 and held various management positions at Ormco
                                 including Vice President Marketing and Research &
                                 Development.

NAME                       AGE                     POSITIONS AND EXPERIENCE
----                       ---                     ------------------------
A.J. LaSota..............  58    Vice President, General Manager and Director of Metrex
                                 Research Corporation since November 1998; General Manager
                                 for Metrex from December 1997 until November 1998. Joined
                                 Metrex in September 1995 as Director of Sales and Marketing.
                                 Previously served as founder and President of Endolap
                                 Incorporated (a company in the business of selling specialty surgical and endoscopy products), and currently serves as a director of Endolap Incorporated.
Steven J. Semmelmayer....  43    President of Kerr Corporation since November 1998; Executive
                                 Vice President and General Manager of Kerr from 1993 until
                                 November 1998; Director and Chief Executive Officer of
                                 Pinnacle Products (since October 1998); and Director and
                                 President of Safe Wave Products (since February 2000).
                                 Joined Ormco in 1979 and held various management positions with Ormco including national Sales Director prior to being transferred to Kerr.
Stephen J. Tomassi.......  48    Vice President --  General Counsel and Secretary of SDS
                                 since October 2000. Joined Sybron International in 1988 as
                                 Corporate Counsel, becoming Assistant General Counsel in
                                 June 1992, and continued to serve in that role until the
                                 Distribution. Previously in private practice from 1984 to
                                 1988 with the law firm of Halling & Cayo.
John A. Trapani..........  55    Vice President of Human Resources of SDS. Joined Ormco in
                                 October 1983 as Vice President of Human Resources since
                                 October 2000; appointed Vice President of Human Resources
                                 and Secretary for SDM and Kerr in 1993, and Vice President
                                 Human Resources and Secretary for Ormco in 1994; also serves as Secretary for a variety of SDS-affiliated companies.
                                 Previously served as Manager of Employee Relations and
                                 Manager of Administration for Rockwell International B-1
                                 Division; and Manager Disney University and Manager of
                                 Employment for Walt Disney Productions Studios and WED
                                 Enterprises.
Gregory D. Waller........  51    Vice President --  Finance, Chief Financial Officer and
                                 Treasurer of SDS since October 2000. Vice
                                 President --  Finance and Director of SDM since August 1993;
                                 Vice President and Treasurer of Kerr and Ormco since August
                                 1993; Vice President --  Finance, Director and Treasurer of
                                 Metrex Research Corporation since March 1995. Joined Ormco in December 1980 as Vice President and Controller; Vice
                                 President of Kerr European Operations from July 1989 to
                                 August 1993.
Frances Zee..............  50    Vice President of Regulatory Affairs and Quality Assurance
                                 of SDS since October 2000; Vice President of Regulatory
                                 Affairs and Quality Assurance of SDM since August 1993; Vice
                                 President of Regulatory Affairs and Quality Assurance for
                                 Kerr and Ormco since January 1994. Joined Ormco in May 1983 as Manager of Quality Assurance and later became Director of
                                 Regulatory Affairs/Quality Assurance.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our inception, we have not paid any dividends on our Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to our combined financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

     Based upon record ownership as of December 15, 2000, the number of record holders of our Common Stock is 414.

     Prior to the Distribution there was no public trading market for our stock. Commencing November 28, 2000, our Common Stock began to trade on the New York Stock Exchange on a "when issued" basis under the symbol "SYD." "Regular way" trading began on December 12, 2000, the day after the Distribution was effected. The market information set forth below is for the period from November 28, 2000 through December 15, 2000 and is based on NYSE sales prices.

FISCAL 2001                                                     HIGH    LOW
-----------                                                    ------   ---
First Quarter (Nov. 28, 2000-Dec. 15, 2000).................   $17.06   $13

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected combined financial information for the five years in the period ended September 30, 2000. The historical information shown may not necessarily be indicative of the results of operations or financial position that would have been obtained if SDS was an independent company during the periods shown or of SDS' future performance as an independent company. This selected financial information should be read in conjunction with our combined financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                        YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            1996       1997       1998       1999       2000
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Statement of Income Data:
  Net sales.............................  $331,190   $358,697   $366,886   $388,176   $418,779
  Sybron International charges(a).......     4,294      3,617      3,620      4,228      2,979
  Income before extraordinary item......    28,451     37,064     27,496     47,294     41,597
  Extraordinary item(b).................        --       (269)        --         --         --
  Net income(c).........................    28,451     36,795     27,496     47,294     41,597

                                                             AS OF SEPTEMBER 30,
                                             ----------------------------------------------------
                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Balance Sheet Data:
  Advances and loans to Sybron
     International.........................  $ 84,137   $ 55,176   $ 29,088   $ 56,777   $ 77,762
  Total assets.............................   453,154    452,702    476,287    515,314    545,577
  Long-term debt...........................   198,328    259,297    248,175    283,447    298,482
  Stockholder's equity.....................   175,403    104,800    129,508    155,595    152,970

---------------

(a) Represents an allocation of Sybron International's corporate office, general and administrative expenses.

(b) Represents the write-off of unamortized financing fees resulting from the refinancing of Sybron International's debt. See Note 7 to our combined financial statements in Item 8 of this Annual Report.

(c) Includes a restructuring charge of $5.1 million ($3.2 million after tax) in 1996 (relating to the rationalization of certain acquired companies); special charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with LRS) of $25.1 million ($17.1 million after tax) in 1998, $1.4 million ($0.9 million after tax) in 1999 for merger, transaction and integration expenses associated with the mergers with Pinnacle and LRS and certain adjustments to the 1998 restructuring reserve. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Item 7, and Note 11 in
    Item 8 of this Annual Report to our combined financial statements); and a restructuring charge of $9.3 million ($5.8 million after taxes) in September, 2000 for the closing of the Metrex Parker, Colorado facility, and the restructuring of the Ormco San Diego and Amersfort/Europe businesses, as well as inventory and related charges for product exits in fiscal year 2000 in all three business segments.

     The comparability of the information reflected in the historical selected financial data will be significantly affected by the Distribution. See "Unaudited Pro Forma Combined Financial Information" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

     Sybron International transferred its Dental Business to SDS and then spun off the stock of SDS in the Distribution on December 11, 2000. All historical combined financial statements of SDS relate to periods in which the various spun-off businesses operated as direct or indirect subsidiaries of Sybron International.

     The unaudited Pro Forma Combined Statement of Income for SDS for the year ended September 30, 2000, presents the pro forma combined results of operations of SDS and its affiliates assuming the transactions contemplated by the Distribution, including the borrowings incurred by SDS in connection with the Distribution, had been completed as of October 1, 1999, and include all material adjustments necessary to restate the historical results of SDS on a pro forma basis. The adjustments required to reflect the transactions are set forth in the "Pro Forma Adjustments" column.

     The unaudited Pro Forma Combined Balance Sheet of SDS as of September 30, 2000 presents the pro forma combined financial position of SDS assuming the transactions contemplated by the Distribution had taken place on September 30, 2000. The adjustments required to reflect the transaction are set forth in the "Pro Forma Adjustments" column.

     The unaudited pro forma combined financial statements of SDS should be read in conjunction with the historical combined financial statements and related notes of SDS included in Item 8 of in this Annual Report. The pro forma financial information presented is for informational purposes and may not necessarily be indicative of SDS's future results of operations or financial position or reflect what the results of operations or financial position would have actually been had SDS operated as an independent company during the period shown.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                                                          PRO FORMA
                                                          HISTORICAL     ADJUSTMENTS     PRO FORMA
                                                          ----------     -----------     ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Net sales...............................................   $418,779       $     --       $418,779
Cost of sales:
  Cost of product sold..................................    175,067             --        175,067
  Restructuring charge..................................      8,646             --          8,646
  Depreciation of purchase accounting adjustments.......        108             --            108
Total cost of sales.....................................    183,821             --        183,821
                                                           --------       --------       --------
Gross profit............................................    234,958             --        234,958
                                                           --------       --------       --------
Selling, general and administrative expenses............    127,869          6,500(a)     134,369
Sybron International charges............................      2,979         (2,979)(b)         --
Restructuring charge....................................        680             --            680
Depreciation and amortization of purchase accounting
  adjustments...........................................      8,383             --          8,383
                                                           --------       --------       --------
          Total selling, general and administrative
            expenses....................................    139,911          3,521        143,432
                                                           --------       --------       --------
Operating income........................................     95,047         (3,521)        91,526
                                                           --------       --------       --------
Other income (expense):
  Interest expense......................................    (25,899)       (13,096)(c)    (38,995)
  Interest income -- Sybron International...............        852           (852)(d)         --
  Amortization of deferred financing fees...............       (282)          (511)(e)       (793)
  Other, net............................................        218             --            218
                                                           --------       --------       --------
Income before income taxes..............................     69,936        (17,980)        51,956
Income taxes............................................     28,339         (7,192)(f)     21,147
                                                           --------       --------       --------
          Net income....................................   $ 41,597       $(10,788)      $ 30,809
                                                           ========       ========       ========
Pro forma basic earnings per share:
  Before Special Charges................................                                 $   1.05(g)
  Special Charges.......................................                                    (0.17)
                                                                                         --------
Pro forma basic earnings per share......................                                 $   0.88(g)
                                                                                         ========
Pro forma diluted earnings per share:
  Before Special Charges................................                                 $   1.03(g)
  Special Charges.......................................                                    (0.16)
                                                                                         --------
Pro forma diluted earnings per share....................                                 $   0.87(g)
                                                                                         ========
Basic shares outstanding................................                                   34,857(g)
Effect of exchange of employee stock options............                                      744(g)
                                                                                         --------
Diluted shares outstanding..............................                                   35,601(g)
                                                                                         ========

  See accompanying notes to unaudited pro forma combined financial statements.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                                         PRO FORMA
                                                          HISTORICAL    ADJUSTMENTS       PRO FORMA
                                                          ----------   --------------     ---------
                                                                       (IN THOUSANDS)
                                                                         (UNAUDITED)
                                              ASSETS

Current assets:
  Cash and cash equivalents.............................   $  5,783      $      --        $  5,783
  Accounts receivable, net..............................     85,767             --          85,767
  Inventories...........................................     74,383             --          74,383
  Deferred income taxes.................................      8,977             --           8,977
  Prepaid expenses and other current assets.............      6,497             --           6,497
                                                           --------      ---------        --------
          Total current assets..........................    181,407             --         181,407
                                                           --------      ---------        --------
Advances and loans to Sybron International..............     77,762        (77,762)(h)          --
Property, plant and equipment, net......................     55,326             --          55,326
Intangible assets.......................................    220,705             --         220,705
Deferred income taxes...................................      3,410             --           3,410
Other assets............................................      6,967             --           6,967
                                                           --------      ---------        --------
          Total assets..................................   $545,577      $ (77,762)       $467,815
                                                           ========      =========        ========

                               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable......................................   $ 11,351      $      --        $ 11,351
  Current portion of long-term debt.....................     21,761         (5,261)(h)      16,500
  Income taxes payable..................................      5,680             --           5,680
  Accrued payroll and employee benefits.................     13,780             --          13,780
  Restructuring reserve.................................      2,403             --           2,403
  Deferred income taxes.................................      3,225             --           3,225
  Accrued rebate........................................      5,137             --           5,137
  Other current liabilities.............................      6,539             --           6,539
                                                           --------      ---------        --------
          Total current liabilities.....................     69,876         (5,261)         64,615
                                                           --------      ---------        --------
Long-term debt..........................................    298,482         68,489(h)      366,971
Deferred income taxes...................................     15,414             --          15,414
Other liabilities.......................................      8,835             --           8,835
Stockholder's equity....................................    152,970       (140,990)(h)      11,980
                                                           --------      ---------        --------
          Total liabilities and stockholder's equity....   $545,577      $ (77,762)       $467,815
                                                           ========      =========        ========

  See accompanying notes to unaudited pro forma combined financial statements.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

     (a) To record the incremental costs directly attributable to the transaction that would have been incurred by SDS as a publicly held, independent company if the transaction had taken place on October 1, 1999 (for the year ended September 30, 2000). SDS would have incurred $4.0 million in compensation and related costs for employees to perform functions that have historically been performed at Sybron International's corporate headquarters (legal, tax, treasury, reporting and insurance, of approximately $1.6 million, $0.9 million, $0.5 million, $0.5 million and $0.5 million, respectively, on an annual basis) in fiscal 2000. These functions were performed on a consolidated Sybron International basis and will need to be duplicated at SDS as a result of the transaction. SDS also would have incurred, on an annual basis, corporate governance costs, stock transfer agent costs, incremental professional fees, and other costs aggregating approximately $2.5 million in fiscal 2000. The adjustments are based upon actual historical cost experience of Sybron International applied to SDS. Although the adjustment is based upon available historical information, SDS may incur greater or lower selling, general and administrative expenses in connection with operating as a stand alone company.

     (b) To remove historical corporate charges which would not have been incurred if SDS had been an independent company.

     (c) To record the incremental interest expense on the funds assumed to be borrowed under the SDS Credit Facilities. The funds bear an annualized interest rate at 9.91% (Eurodollar rate plus 315 basis points), the actual rate under the terms of the SDS Credit Facilities. Pro forma adjustments to bank debt in 2000 include the addition of a weighted average amount of $45.9 million of bank debt, based upon the difference between the pro forma bank debt of $375 million and the historical weighted average levels of debt of $329.1 million on September 30, 2000. The pro forma interest adjustment was calculated as follows (dollars in thousands):

                                         WEIGHTED AVERAGE   AVERAGE     PRO FORMA     PRO FORMA
                                             BALANCE         RATE     INTEREST RATE   ADJUSTMENT
                                         ----------------   -------   -------------   ----------
Year ended September 30, 2000
Revolving Credit Facility..............      $139,794         6.9%        10.51%       $ 5,067
Term Loan A Tranche....................        69,372         7.0          9.67          1,852
Term Loan B Tranche....................       119,915         8.0          9.51          1,810
Additional Debt from the
  Distribution.........................        45,919          --          9.51          4,367
                                             --------                                  -------
          Total........................      $375,000                                  $13,096
                                             ========                                  =======

     Due to the large amount of floating rate debt the interest rate on the borrowings under the SDS Credit Facilities will continue to be subject to changes in interest rates. See Item 7A, "Qualitative and Quantitative Disclosures about Market Risk -- Interest Rates." The following table reflects the effect on the unaudited pro forma combined statement of income of an increase or decrease of 10% from the current estimated interest rate of 9.91% on an annualized basis.

                                                             YEAR ENDED SEPTEMBER 30, 2000
                                                       -----------------------------------------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Change in income before income taxes................                    $3,716
                                                                        ======
Change in net income................................                    $2,211
                                                                        ======
Change in pro forma diluted earnings per Share......                    $ 0.06
                                                                        ======

     (d) To eliminate intercompany interest paid to SDS.

     (e) To record deferred financing fees had the transaction been completed on the first day of the period presented.

     (f) To record income tax benefits attributable to (a), (b), (c), (d) and
(e) above at a statutory rate of 40%.

     (g) The pro forma basic per share information is based upon the weighted average number of common and common equivalent shares used by Sybron International to determine its earnings per share for the period, adjusted in accordance with the Distribution ratio of one share of SDS for every three shares of Sybron International common stock held. In connection with the Distribution, SDS's officers and employees were allowed to exchange their Sybron International stock options for SDS stock options having an aggregate intrinsic value (the spread between the market value and exercise price of the option shares) equal to the aggregate intrinsic value of the Sybron International stock options exchanged and an exercise price that maintains the ratio of the exercise price per share to the market value per share of the Sybron International stock options exchanged.

     The aggregate intrinsic value of the SDS stock options was equal to the aggregate intrinsic value of the Sybron International stock options immediately before the Spin-Off, and the ratio of the exercise price per share of the SDS stock options to the market value per share was not less than the ratio of the exercise price per share to the market value per share of the Sybron International stock options immediately before the Spin-Off. No modifications were made to accelerate the vesting or to extend the life of the options. The intent is to enable SDS officers and employees to maintain but not increase the economic value of unexercised stock options. Any fractional shares resulting from the exchange will be paid in cash. The amount of cash paid will be minimal and will be recorded as compensation expense. Therefore, there will be no accounting consequence to SDS for the exchange.

     Basic and diluted shares used to calculate earnings per share are based upon the ratio of SDS shares per share of Sybron International issued in connection with the Distribution. We have used this ratio for the following reasons: (1) upon the Distribution, each shareholder of Sybron International received one share of SDS for every three Sybron International shares owned on the record date; and (2) dilutive SDS options outstanding as of September 30, 2000 were based on September 30, 2000 dilutive Sybron International options (see explanation in the preceding paragraph).

     If the pro forma basic earnings per share were calculated using the total number of outstanding shares of SDS as of December 12, 2000, the basic earnings per share, after Special Charges, would remain unchanged at $0.88. The diluted earnings per share, after accounting for the exchange of employee stock options in Sybron International to SDS, would be $0.84.

     (h) To record a dividend from SDS to Sybron International, estimated at September 30, 2000 to be $141.0 million net of the repayment of all intercompany loans and advances and the replacement bank debt of $375 million by SDS. These amounts are based upon the agreement between the parties providing for the Spin-Off. See Item 1, "Business -- Transactions and Agreements Between Sybron International and SDS." The debt amounts are as follows:

                                                                    PRO FORMA
                                                       HISTORICAL   ADJUSTMENT   PRO FORMA
                                                       ----------   ----------   ---------
                                                                 (IN THOUSANDS)
Current portion of term loan.........................   $ 21,386     $ (5,261)   $ 16,125
Other current portion of short term debt.............        375           --         375
                                                        --------     --------    --------
          Total current portion of short term debt...   $ 21,761     $ (5,261)   $ 16,500
                                                        ========     ========    ========
Long-term portion of term loan.......................   $183,366     $100,509    $283,875
Revolving credit facility............................    107,020      (32,020)     75,000
Other long term debt.................................      8,096           --       8,096
                                                        --------     --------    --------
          Total long-term bank debt..................   $298,482     $ 68,489    $366,971
                                                        ========     ========    ========

     SDS does not anticipate any material charges or credits resulting directly from the Distribution to be included in its statement of income in the twelve-month period following the Spin-Off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with our combined financial statements and the accompanying notes contained in Item 8 of this Annual Report.

SPECIAL CHARGES

     Our results for fiscal 2000 include charges of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Control Products businesses, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco San Diego, California facility, and one located at the Ormco Amersfort/Europe facility), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represent non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million are cash related charges for severance and contractual obligations. These combined charges are collectively referred to herein as the "2000 Special Charges." The closing and re-location of the Metrex facility to the Kerr Romulus, Michigan facility, the reduced working capital related to the exited products, and the headcount reductions at the Ormco facilities will save the Company approximately $1.7 million pre-tax on an annual basis, once completed. The Ormco San Diego and Ormco Amersfort restructurings and the product line exits should be completed in the first quarter of 2001. The Metrex facility move and closing is anticipated to occur in the third quarter of 2001, along with the majority of the cash charges.

     Our results for fiscal 1999 include charges of approximately $2.6 million ($1.6 million after tax), consisting primarily of transaction costs relating to the merger with Pinnacle Products of Wisconsin, Inc. (the "Pinnacle Merger") associated with non-stockholder compensation of approximately $1.9 million and integration costs of approximately $0.7 million associated with the merger with LRS Acquisition Corp. (the "LRS Merger"), the parent of "A" Company Orthodontics. Our 1999 results also include income of $1.2 million ($0.8 million after tax) relating to adjustments made to the 1998 restructuring reserve, consisting of unused severance. These combined charges and income are collectively referred to herein as the "1999 Special Charges." The 1999 results have been restated to reflect the Pinnacle Merger, which was accounted for as a pooling of interests, and all prior period data has been adjusted to reflect the historical results of Pinnacle as if the merger took place on October 1, 1996.

     Our results for 1998 contain charges with respect to the restructuring of certain operations of SDS relating primarily to the consolidation of Ormco Corporation and "A" Company Orthodontics, and merger, transaction and integration charges associated with the LRS Merger. These charges are collectively referred to herein as the "1998 Special Charges," and together with the 1999 Special Charges and 2000 Special Charges, are referred to as the "Special Charges." (See Note 11 to the combined financial statements in Item 8 of this Annual Report).

     Restructuring activity since June 30, 1998 and its components are as follows:

                                            LEASE      SHUT-     INVENTORY   FIXED           CONTRACTUAL
                               SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS   TAX    OBLIGATIONS
                                  (A)        (B)      COSTS(B)      (C)       (C)     (D)        (E)       OTHER     TOTAL
                               ---------   --------   --------   ---------   ------   ----   -----------   ------   -------
1998 Restructuring charge....   $4,300       $300       $400      $4,600     $1,300   $700      $900       $2,100   $14,600
1998 Cash Payments...........    1,800         --        100          --         --     --       300        1,400     3,600
1998 Non-Cash Charges........       --         --         --       4,600      1,300     --        --           --     5,900
                                ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 1998 balance...   $2,500       $300       $300      $   --     $   --   $700      $600       $  700   $ 5,100
1999 Cash Payments...........    1,300        300        300          --         --     --       300          400     2,600
Adjustments(a)...............    1,200         --         --          --         --     --        --           --     1,200
                                ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 1999 balance...   $   --       $ --       $ --      $   --     $   --   $700      $300       $  300   $ 1,300
2000 Cash Payments...........       --         --         --          --         --     --       300          100       400
                                ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 2000 balance...   $   --       $ --       $ --      $   --     $   --   $700      $ --       $  200   $   900
                                ======       ====       ====      ======     ======   ====      ====       ======   =======

                                            LEASE      SHUT-     INVENTORY   FIXED           CONTRACTUAL
                               SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS   TAX    OBLIGATIONS
                                  (A)        (B)      COSTS(B)      (C)       (C)     (D)        (E)       OTHER     TOTAL
                               ---------   --------   --------   ---------   ------   ----   -----------   ------   -------
2000 Restructuring Charge....   $1,300       $ --       $ --      $7,600     $  200   $ --      $100       $  100   $ 9,300
2000 Non-Cash Charges........       --         --         --       7,600        200     --        --           --     7,800
                                ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 2000 balance...   $1,300       $ --       $ --      $   --     $   --   $ --      $100       $  100   $ 1,500
                                ======       ====       ====      ======     ======   ====      ====       ======   =======

---------------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of September 30, 1999, 154 employees have been terminated as a result of the 1998 restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The September 2000 restructuring charge represents severance and termination costs for approximately 65 terminated employees (primarily at the Metrex, Parker, Colorado facility) as a result of the 2000 restructuring plan.

(b)  Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)  Amount represents certain terminated contractual obligations.

SALES GROWTH AND OPERATING INCOME GROWTH

     Both our net sales and operating income grew in 1999 and 2000 from the previous corresponding periods. Net sales in 1999 and 2000 increased by 5.8% and 7.9%, respectively, from corresponding prior year periods. Operating income in 1999 and 2000 increased by 46.1% and 0.1%, respectively, over the corresponding prior year periods, influenced by the Special Charges discussed above. Excluding the Special Charges, operating income increased by 7.7% and 9.1%, respectively, over the prior year periods.

     Sales grew for the year ended September 30, 2000, both domestically and internationally. Domestic and international sales increased by 12.3% and 1.8%, respectively, over the prior year. International sales were negatively impacted by the strengthening of the U.S. dollar. Without currency effects, international sales would have increased by 9.6%.

1999 AND 2000 ACQUISITIONS

     As discussed in "Business -- General, New Products," we have maintained an active program of development and introduction of new products. We believe that new product introductions are important to our ability to maintain our competitive position. We have also pursued numerous acquisition opportunities, completing 22 acquisitions between 1993 and 2000, three of which we completed in 1999 and three in 2000. Acquisitions completed in 1999 and 2000 are as follows:

                                    ANNUAL SALES PRIOR   ACQUISITION
COMPANY                               TO ACQUISITION        DATE              DESCRIPTION
-------                             ------------------   -----------          -----------
PROFESSIONAL DENTAL
Pinnacle Products of Wisconsin,       $11.8 million         10/98      Manufacturer of dental
  Inc. ...........................                                     disposable infection
                                                                       control products.
Safe-Wave Products, Inc. .........    $ 4.0 million          2/00      Manufacturer of disposable
                                                                         tips and adapters for
                                                                         air/water syringes used
                                                                         in dental operatories.
ORTHODONTICS
Endo Direct Ltd. .................    $ 0.3 million          7/99      Exclusive distributor of
                                                                         Tycom Dental endodontic
                                                                         products in Europe.
LPI Ormco.........................    $ 0.3 million         10/99      Distributor of Ormco
                                                                         orthodontic products in
                                                                         Austria.
Professional Positioners, Inc. ...    $ 5.4 million         12/99      Manufacturer of
                                                                       orthodontic retainers and
                                                                         positioners.
INFECTION CONTROL PRODUCTS
Alden Scientific, Inc. and            $ 3.5 million          7/99      Manufacturer of reagents
  Gulfstream Medical, Inc. .......                                       and related infection
                                                                       control products.

     These acquisitions are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks, or both. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

INTERNATIONAL OPERATIONS

     Substantial portions of our sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are mitigated by the fact that the subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

     From time to time on behalf of SDS, Sybron International has employed currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, SDS may be exposed to earnings volatility as a result of foreign currency fluctuations. In October 1997, on behalf of SDS, Sybron International employed a series of foreign currency options, with a U.S. dollar notional amount of approximately $13.6 million at a cost of approximately $0.4 million. Two of these options were sold in the third quarter of 1998 for $0.4 million, resulting in no gain or loss in 1998 and, therefore, no gain or loss was allocated to SDS in 1998. The remaining options expired worthless in the fourth quarter of 1998. These options were designed to protect SDS from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark and the French franc as compared to the third and fourth quarters of 1997. In October 1998, on behalf of SDS, Sybron International again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $45.7 million at a cost of approximately $0.3 million. These options were designed to protect SDS from potential detrimental effects of currency movements associated with the U.S. dollar versus the German mark, French franc, Swiss franc, and Japanese yen in the second, third and fourth quarters of fiscal 1999 as compared to the second, third and fourth quarters of 1998. These options were sold or expired worthless in their respective quarters of fiscal 1999 at a net gain of $1.1 million, all of which was allocated to SDS. In November 1999, Sybron International again decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $38.2 million at a cost of approximately $0.9 million. These options were designed to protect SDS from potential detrimental effects of currency movements associated with the U.S. dollar versus the Euro and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of 1999. In fiscal year 2000, Euro options expiring on March 29, 2000 and June 28, 2000 were sold at a gain of $1.2 million and the Japanese yen options expiring on March 29, 2000 and June 28, 2000 expired worthless. Approximately $1.1 million of the Euro options gain was allocated to SDS. Options expiring September 26, 2000 were sold at a profit with a gain for SDS of approximately $1.4 million. Allocations of gains and losses were based upon SDS's exposure to the currencies hedged, relative to the consolidated Sybron International exposure. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments. Foreign currency options expire in the quarter they are designed to protect and therefore must be sold or exercised in the quarter hedged in order not to expire.

     The following table sets forth our domestic sales and sales outside the United States in 1998, 1999 and 2000. See also Note 15 to our combined financial statements contained in Item 8 of this Annual Report.

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Domestic net sales...................................  $216,463   $225,754   $253,462
International net sales..............................   150,423    162,422    165,317
                                                       --------   --------   --------
          Total net sales............................  $366,886   $388,176   $418,779
                                                       ========   ========   ========

RESULTS OF OPERATIONS

  Year Ended September 30, 2000 Compared to the Year Ended September 30, 1999

  NET SALES

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
NET SALES:                                                      1999       2000
----------                                                    --------   --------
                                                                (IN THOUSANDS)
Professional Dental.........................................  $191,923   $213,008
Orthodontics................................................   169,901    178,139
Infection Control Products..................................    26,352     27,632
                                                              --------   --------
          Total Net Sales...................................  $388,176   $418,779
                                                              ========   ========

     Overall Company. Net sales for the twelve months ended September 30, 2000 increased by $30.6 million or 7.9% from the corresponding 1999 period. After adjusting for the impact of the strengthening U.S. Dollar, sales would have increased by $37.4 million or 9.6% from the corresponding 1999 period.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from (a) increased net sales of new products (approximately $34.8 million) and (b) net sales of products from acquired companies net of discontinued products (approximately $2.7 million). Increased net sales were partially offset by (a) decreased net sales of existing products (approximately $12.0 million), (b) decrease in rebate expense (approximately $.9 million), and (c) unfavorable foreign currency fluctuations (approximately $3.5 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of new products (approximately $7.9 million) and (b) increased net sales of products of an acquired company (approximately $4.7 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $4.4 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of products of an acquired company (approximately $3.0 million), partially offset by decreased net sales of existing products due to dealer consolidations and product life cycle maturities and from a voluntary suspension of sales of certain products as a result of issues raised by the FDA. The impact of the action was mitigated by Metrex's ability to supply substitute products to its customers (approximately $1.7 million).

  GROSS PROFIT

                                                         PERCENT OF              PERCENT OF
GROSS PROFIT:                                   1999       SALES        2000       SALES
-------------                                 --------   ----------   --------   ----------
                                                             (IN THOUSANDS)
Professional Dental.........................  $105,954      55.2%     $120,092      56.4%
Orthodontics................................   105,448      62.1       102,946      57.8
Infection Control Products..................    14,208      53.9        11,920      43.1
                                              --------      ----      --------      ----
          Total Gross Profit................  $225,620      58.1%     $234,958      56.1%
                                              ========      ====      ========      ====

     Overall Company. Gross profit for the twelve months ended September 30, 2000 increased by $9.3 million or 4.1% from the corresponding fiscal 1999 period.

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $13.7 million), (b) a favorable product mix (approximately $3.3 million), (c) inventory valuation adjustments, primarily related to a favorable physical inventory adjustment (approximately $3.0 million), and (d) an acquired company net of discontinued product lines (approximately $1.7 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.6 million), (b) the 2000 Special Charges related to exited products (approximately $1.8 million), (c) unfavorable foreign currency fluctuations (approximately $1.3 million), (d) an increase in rebate expense ($0.9 million), (e) a LIFO adjustment (approximately $0.7 million), and (f) other inventory charges (approximately $0.3 million).

     Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) increased manufacturing variances (approximately $5.8 million), (b) the 2000 Special Charges relating primarily to exited product lines (approximately $5.3 million, (c) unfavorable foreign currency fluctuations (approximately $4.4 million), and (d) a LIFO adjustment (approximately $1.1 million). The decrease in gross profit was partially offset by (a) an increase in new product sales (approximately $5.2 million), (b) favorable product mix increase (approximately $4.8 million), (c) an acquired company (approximately $2.0 million), (d) inventory adjustments primarily related to a positive revaluation of standard costs associated with manufacturing (approximately $2.0 million), and (e) a decrease in unit volume of existing products (approximately $0.1 million).

     Infection Control Products. Decreased gross profit in the Infection Control Products segment resulted primarily from: (a) the 2000 Special Charges primarily related to exited product lines (approximately $1.5 million), (b) increased manufacturing overhead (approximately $1.0 million), (c) decreased volume (approximately $0.9 million), (d) other inventory valuation adjustments (approximately $0.6 million), (e) product mix (approximately $0.2 million), and
(f) an increase in rebate expense (approximately $0.1 million). Decreased gross profit was partially offset by the effects of an acquired company (approximately $2.0 million).

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          PERCENT OF              PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:    1999       SALES        2000       SALES
---------------------------------------------  --------   ----------   --------   ----------
                                                              (IN THOUSANDS)
Professional Dental.........................   $ 62,406      32.5%     $ 64,021      30.1%
Orthodontics................................     58,327      34.3        64,401      36.2
Infection Control Products..................     10,581      40.2        11,489      41.6
                                               --------      ----      --------      ----
          Total Selling, General and
            Administrative Expenses.........   $131,314      33.8%     $139,911      33.4%
                                               ========      ====      ========      ====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 2000, increased by $8.6 million or 6.5% from the corresponding 1999 period.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) higher selling and marketing expenses (approximately $2.9 million), (b) unfavorable foreign currency fluctuations (approximately $0.6 million), (c) higher general and administrative expenses (approximately $0.6 million), and increased amortization (approximately $0.3 million). The increase was partially offset by:
(a) the non-recurring 1999 Special Charges (approximately $2.0 million), (b) a decrease in corporate charges based on a lower domestic sales percentage (approximately $0.5 million), and (c) decreased research and development expenses and other (approximately $0.3 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $2.8 million), (b) a non-recurring 1999 reversal of Special Charges (approximately $1.2 million), (c) increased selling, general and administrative expenses as a result of acquired companies (approximately $1.2 million), (d) increased selling and marketing expenses (approximately $0.9 million), (e) unfavorable foreign currency fluctuations (approximately $0.9 million), (f) the 2000 Special Charges related to severance, outplacement services and contractual liabilities (approximately $0.4 million), and (g) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.3 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by:
(a) decreased research and development expenses (approximately $0.4 million),
(b) a decrease in corporate charges based on a lower domestic sales percentage (approximately $0.7 million), and (c) the non-recurring 1999 Special Charges (approximately $0.5 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses primarily as a result of acquired companies (approximately $0.4 million), (b) amortization of intangibles primarily from acquired businesses (approximately $0.3 million), and (c) the 2000 Special Charges (approximately $0.2 million).

  OPERATING INCOME

                                                          PERCENT OF             PERCENT OF
OPERATING INCOME:                                1999       SALES       2000       SALES
-----------------                               -------   ----------   -------   ----------
                                                             (IN THOUSANDS)
Professional Dental...........................  $43,558      22.7%     $56,071      26.3%
Orthodontics..................................   47,121      27.7       38,545      21.6
Infection Control Products....................    3,627      13.8          431       1.6
                                                -------      ----      -------      ----
          Total Operating Income..............  $94,306      24.3%     $95,047      22.7%
                                                =======      ====      =======      ====

     As a result of the foregoing, operating income in the year ending September 30, 2000 increased by 0.8% or $0.7 million over operating income in the corresponding 1999 period.

  INTEREST EXPENSE

     Interest expense was $25.9 million in 2000, an increase of $8.8 million from the corresponding 1999 period. The increase resulted from a higher average debt balance resulting primarily from funding acquisitions, an increase in average interest rates primarily due to the addition of a Term B Loan in July 1999 and an increase in the adjusted interbank offered rate for Eurodollar deposits which determines the interest charges on floating rate debt. See "Liquidity and Capital Resources" below.

  INCOME TAXES

     Income taxes in 2000 were $28.3 million, a decrease of $2.5 million from the corresponding 1999 period. The decrease resulted primarily from lower taxable income.

  NET INCOME

     As a result of the foregoing, we had net income of $41.6 million in 2000, as compared to net income of $47.3 million in the corresponding 1999 period.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $0.9 million in 2000 due to additional amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions as well as routine operating capital expenditures.

  Year Ended September 30, 1999 Compared to the Year Ended September 30, 1998

  NET SALES

NET SALES:                                                      1998        1999
----------                                                    --------    --------
                                                                 (IN THOUSANDS)
Professional Dental.........................................  $188,334    $191,923
Orthodontics................................................   162,510     169,901
Infection Control Products..................................    16,042      26,352
                                                              --------    --------
          Total Net Sales...................................  $366,886    $388,176
                                                              ========    ========

     Overall Company. Net sales for the year ended September 30, 1999 increased by $21.3 million or 5.8% from 1998. After adjusting for the impact of the weakening of the U.S. Dollar, sales would have increased by $20.1 million or 5.5% from 1998.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased sales of new products (approximately $7.8 million) and (b) favorable foreign currency fluctuations (approximately $0.3 million). Increased sales were partially offset by (a) decreased sales of existing products (approximately $2.7 million) and (b) discontinued products lines (approximately $1.8 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) net sales of products of acquired companies net of discontinued products (approximately $5.0 million), (b) favorable foreign currency fluctuations (approximately $0.9 million), (c) increased sales of existing products (approximately $0.8 million) and (d) increased sales of new products (approximately $0.7 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from: (a) net sales of products of acquired companies (approximately $7.5 million) and (b) increased sales of existing products (approximately $2.8 million).

  GROSS PROFIT

                                                         PERCENT OF              PERCENT OF
GROSS PROFIT:                                   1998       SALES        1999       SALES
-------------                                 --------   ----------   --------   ----------
                                                             (IN THOUSANDS)
Professional Dental.........................  $108,979      57.9%     $105,964      55.2%
Orthodontics................................    93,697      57.7       105,448      62.1
Infection Control Products..................     8,625      53.8        14,208      53.9
                                              --------      ----      --------      ----
          Total gross profit................  $211,301      57.6%     $225,620      58.1%
                                              ========      ====      ========      ====

     Overall Company. Gross profit at SDS increased by $14.3 million in 1999, an increase of 6.8% over SDS's 1998 gross profit.

     Professional Dental. Decreased gross profit in the Professional Dental segment resulted primarily from: (a) inventory valuation adjustments primarily related to an increase in LIFO reserves, negative physical inventory adjustments and a negative revaluation of standard costs reflecting the year over year difference in the annual revaluation of standards to incorporate cost changes associated with manufacturing our products (approximately $5.8 million), (b) exited product lines (approximately $1.7 million) and (c) increased manufacturing overhead (approximately $0.8 million). The decreased gross profit was partially offset by (a) increased volume (approximately $2.5 million), (b) the non-recurring 1998 Special Charges (approximately $1.4 million), (c) a favorable product mix primarily relating to cost reductions from moving production of endodontic products from the United States to Mexico (approximately $1.0 million), and (d) favorable foreign currency fluctuations (approximately $0.4 million).

     Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) decreased manufacturing overhead (approximately $4.5 million), (b) the non-recurring 1998 Special Charges (approximately $3.2 million), (c) the effects of acquired companies net of discontinued product lines (approximately $1.8 million), (d) inventory valuation adjustments primarily related to decreases in LIFO reserves, a reduction of obsolescence partially offset by a negative revaluation of standard costs reflecting the year over year difference in the annual revaluation of standards to incorporate cost changes associated with manufacturing our products and physical inventory adjustments (approximately $0.6 million), (e) favorable foreign currency fluctuations (approximately $1.0 million), (f) a favorable product mix primarily attributable to lower manufacturing costs associated with Analytic Endodontics Corporation products which relocated manufacturing from the United States to Mexico, resulting in lower costs of production (approximately $0.5 million) and
(g) increased volume (approximately $0.2 million).

     Infection Control Products. Increased gross profit in the Infection Control Products segment resulted primarily from: (a) the effects of acquired companies (approximately $4.1 million), (b) increased volume (approximately $1.5 million) and (c) the non-recurring 1998 Special Charges (approximately $0.1 million), partially offset by inventory valuation adjustments related to an increase in LIFO reserves (approximately $0.2 million).

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          PERCENT OF              PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:    1998       SALES        1999       SALES
---------------------------------------------  --------   ----------   --------   ----------
                                                              (IN THOUSANDS)
Professional Dental.........................   $ 61,413      32.6%     $ 62,406      32.5%
Orthodontics................................     78,673      48.4        58,327      34.3
Infection Control Products..................      6,679      41.6        10,581      40.2
                                               --------      ----      --------      ----
          Total selling, general and
            administrative expenses.........   $146,765      40.0%     $131,314      33.8%
                                               ========      ====      ========      ====

     Overall Company. Selling, general and administrative expenses at SDS decreased by $15.5 million in 1999, a decrease of 10.5% from SDS's 1998 selling, general and administrative expenses.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased selling and marketing expenses (approximately $3.0 million), (b) the 1999 Special Charges (approximately $1.8 million), (c) increased research and development expenses (approximately ($0.5 million) and (d) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.1 million). These expenses were partially offset by: (a) reduced general and administrative expenses (approximately $1.9 million), (b) non-recurring 1998 Special Charges (approximately $1.2 million), (c) favorable foreign currency fluctuations (approximately $1.1 million), and (d) a reduction in the allocation of Sybron International overhead (approximately $0.3 million).

     Orthodontics. Decreased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) non-recurring 1998 Special Charges (approximately $18.6 million), (b) decreased general and administrative expenses primarily as a result of the six month benefit of the integration of "A" Company with Ormco (approximately $2.2 million), (c) decreased selling and marketing expenses primarily as a result of the six month benefit of the integration of "A" Company with Ormco (approximately $2.5 million) and (d) the 1999 Special Charges (approximately $0.3 million). Decreased selling, general and administrative expenses in the Orthodontics segment were partially offset by
(a) increased research and development expenses (approximately $1.5 million),
(b) increased selling, general and administrative expenses as a result of acquired companies (approximately $1.0 million), (c) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.4 million) and (d) an increase in the allocation of Sybron International overhead (approximately $0.3 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses as a result of acquired companies (approximately $2.4 million), (b) increased selling and marketing expenses (approximately ($0.7 million), (c) increased general and administrative expenses (approximately $0.4 million), (d) amortization of intangibles primarily from acquired businesses (approximately $0.3 million), and (e) an increase in the allocation of Sybron International overhead (approximately $0.1 million).

  OPERATING INCOME

                                                          PERCENT OF             PERCENT OF
                                                 1998       SALES       1999       SALES
                                                -------   ----------   -------   ----------
                                                              (IN THOUSANDS)
Professional Dental...........................  $47,566      25.3%     $43,558      22.7%
Orthodontics..................................   15,024       9.2       47,121      27.7
Infection Control Products....................    1,946      12.1        3,627      13.8
                                                -------      ----      -------      ----
          Total operating income..............  $64,536      17.6%     $94,306      24.3%
                                                =======      ====      =======      ====

     As a result of the foregoing, operating income in 1999 increased by 46.1% or $29.8 million over operating income in 1998.

  INTEREST EXPENSE

     Interest expense was $17.1 million in 1999, a decrease of $3.1 million from 1998. The decrease resulted primarily from a reallocation of debt among the subsidiaries of Sybron International in 1999 and decreased interest rates. Because Sybron International (excluding SDS) was more active in acquisition activity than SDS, a smaller proportion of debt related to the credit facilities was recorded at SDS.

  INCOME TAXES

     Taxes on income from continuing operations were $30.8 million, an increase of $12.2 million from 1998. The increase resulted primarily from increased taxable earnings offset partially by a lower effective tax rate.

  NET INCOME

     As a result of the foregoing, we had net income of $47.3 million in 1999, as compared to net income of $27.5 million in 1998.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $0.9 million in 1999 due to additional depreciation and amortization from the step-up of assets and goodwill recorded from the various acquisitions as well as routine operating capital expenditures.

  NEW ACCOUNTING PRONOUNCEMENTS

     On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as modified by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company has concluded that the adoption of these statements has no material impact on the Company's financial position or results of its operations at October 1, 2000.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We adopted FIN 44 during the year ended September 30, 2000. This adoption did not have a material effect on our combined financial position or results of operations.

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the acquisition of Sybron International's predecessor in 1987 and the acquisitions SDS and its affiliates have completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. Goodwill and intangible assets increased by approximately $21.6 million in 2000, primarily as a result of continued acquisition activity.

     Prior to the Spin-Off, our capital requirements arose principally from our allocation of the indebtedness incurred in connection with the permanent financing for the 1987 acquisition of the predecessor to Sybron International and subsequent refinancings, obligations to pay rent under the Sale/Leaseback facility (as defined herein), working capital needs, primarily related to inventory and accounts receivable, capital expenditures, primarily related to purchases of machinery, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring in 1998, and the periodic expansion of physical facilities. Other than the capital requirements related to the permanent financing for the 1987 acquisition of Sybron International's predecessor, SDS expects its future capital requirements to be similar to those prior to its Spin-Off. In addition, SDS required capital to service bank debt and related interest allocated in the Spin-Off of $311.8 million. It is currently SDS's intent to de-leverage and continue to pursue its acquisition strategy when those acquisitions appear to be in the best interest of the stockholders and given the level of debt and interest. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facilities (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. See Note 13 to our combined financial statements contained in Item 8 of this Annual Report.

     The statement contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition strategy is a forward-looking statement. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our Credit Facilities and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

     Approximately $62.4 million of cash was generated from operating activities in 2000, an increase of $11.1 million or 21.6%, from 1999. Increased cash flow from operating activities resulted primarily from increases in other current liabilities (approximately $9.8 million), a decrease in inventory levels related to the reserve for exited product lines (approximately $7.6 million, partially offset by an increase in inventory levels over the prior year of approximately $2.4 million), an increase in the inventory provision (approximately $7.6 million relating to Special Charges, partially offset by a decrease in the provision of approximately $1.0 million), an increase in the restructure reserve (approximately $4.9 million), higher deferred taxes and income taxes payable (approximately $4.4 million), higher accrued payroll and employee benefits (approximately $1.2 million), increased depreciation and amortization over the previous year (approximately $1.1 million), and an increase in the provision for doubtful accounts (approximately $0.1 million). The increase in cash from operating activities was partially offset by a decrease in other assets and liabilities (approximately $10.1 million), a decrease in net income primarily due to Special Charges (approximately $0.7 million before Special Charges, and approximately $5.7 million including Special Charges), decreased accounts payable (approximately $3.0 million), lower prepaid expenses (approximately $2.2 million), an increase in accounts receivable (approximately $1.0 million), and a decrease in the gain from the sales of property, plant and equipment (approximately $0.2 million). Included in the cash flow from operating activities is the non-cash portion of the Special Charges of approximately $7.8 million, primarily related to the exited product lines. Approximately $32.8 million of cash was used in investing activities in 2000, an increase of $4.4 million, or 15.6%, from 1999. Increased investing activities resulted primarily from an increase in acquisition activity (approximately $5.9 million), partially offset by decreased capital expenditures (approximately $1.1 million), and increased proceeds from sales of property, plant and equipment (approximately $0.4 million). Approximately $23.0 million of cash was used in financing activities, primarily from dividends paid to Sybron International (approximately $58.5 million), an increase in advances to Sybron International (approximately $21.0 million), partially offset by borrowings under the credit facilities (approximately $35.1 million) and capital contributions from Sybron International (approximately $21.4 million).

  Credit Facility

     Historically, the operations of SDS have been funded through Credit Facilities (defined below) which were managed by Sybron International. Certain affiliates of SDS have been obligors under various Credit Facilities (defined below) and as such, Sybron International has historically recorded a portion of the debt outstanding and related interest under these facilities at SDS or its affiliates. At September 30, 1999 and 2000, approximately $273.2 and $311.8 million, respectively, of the borrowings under the Sybron International credit facilities (the "Credit Facilities"), consisting of term loan facilities (the "Old Tranche A Term Loan" and "Old Tranche B Term Loan") and a revolving credit facility (the "Old Revolving Credit Facility"), were recorded at SDS and its affiliates. Under the Old Tranche A Term Loan, SDS and its affiliates had $69.5 million outstanding at both September 30, 1999 and September 30, 2000. Under the Old Tranche B Term Loan, SDS and its affiliates had $120.0 million and $119.7 million outstanding at September 30, 1999 and 2000, respectively. Under the Old Revolving Credit Facility, SDS and its affiliates had $83.7 million and

$122.6 million outstanding at September 30, 1999 and 2000, respectively. The cash flows of SDS have been substantially affected by the historical debt (and related interest expense) and by charges related to an allocation of corporate operating expenses by Sybron International to SDS. Interest expense at SDS was $20.2 million, $17.1 million, and $25.9 million during 1998, 1999 and 2000, respectively. Sybron International corporate operating expenses charged to SDS were $3.6 million, $4.2 million, and $3.0 million during 1998, 1999 and 2000, respectively. The interest expense and corporate operating expense charges are not necessarily indicative of the interest charges and corporate operating expenses that would have been incurred by SDS if SDS had been an independent company during the periods presented. Borrowed funds after the Distribution have a higher interest rate than those historically recorded at SDS by Sybron International. After the Distribution, SDS will be responsible for the expenses of being a public company.

     Under the new SDS credit facilities (the "SDS Credit Facility") put in place for the Spin-Off, SDS together with certain of its subsidiaries obtained a credit facility, which allows for borrowings up to $450 million from ABN AMRO Bank N.V. and certain other lenders. The SDS Credit Facility is comprised of a five year tranche A term loan of $150 million (the "Tranche A Term Loan"), a seven year tranche B term loan of $150 million (the "Tranche B Term Loan"), under which Kerr and Ormco are borrowers (the "Term Loan Borrowers"), and a five year revolving credit facility up to $150 million (the "Revolving Credit Facility"), under which SDM is the borrower.

     The Tranche A Term Loan bears interest, at the option of the Term Loan Borrowers, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% depending upon certain financial conditions or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest percentage on the grid is applicable through June 30, 2001. Repayments under the Tranche A Term Loan are due in quarterly installments beginning on March 31, 2001. Amounts due in fiscal 2001, 2002, 2003, 2004 and 2005 are $15 million, $23.75 million,
$28.75 million, $33.75 million and $38.75 million, respectively, with the final payment of $10 million due in November 2005.

     The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. The highest percentage on the grid is applicable through June 30, 2001. Repayments under the Tranche B Term Loan are due in quarterly installments beginning on March 31, 2001. Amounts due in fiscal 2001, 2002, 2003, 2004, 2005, 2006, and 2007 are $1.125 million, $1.5 million, $1.5 million,
$1.5 million, $1.5 million, $53.812 million and $71.25 million, respectively, with the final payment of $17.813 million due in November 2007.

     Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan Facility. In addition, SDS pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging between .375% to .5% depending on certain financial ratios. Until June 30, 2001, the Company pays the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits.

     The SDS Credit Facility contains numerous financial and operating covenants, including, among other things, restrictions on investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control.

     All interest on the historical books of SDS under the Sybron International Credit Facilities was at floating rates, primarily based on Eurodollar rates and, as such, SDS was exposed to fluctuations in Eurodollar rates. SDS has not historically mitigated that risk through derivative instruments. The SDS Credit Facility is anticipated to use primarily the Eurodollar rates, provided the rates are more favorable to the Company.

Under the SDS Credit Facility, SDS is required to have interest rate protection within 60 days of November 28, 2000 for a minimum of 50% of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years.

     The SDS Credit Facility is secured by domestic real and personal property assets of SDS and its material domestic subsidiaries and a pledge of capital stock of SDM, Kerr, Ormco and certain material domestic and foreign subsidiaries.

     At the Distribution on December 11, 2000, the sources and uses of funds were as follows;

             SOURCES OF FUNDS:
             -----------------
               (IN MILLIONS)
Tranche A Term Loan.................  $150.0
Tranche B Term Loan.................   150.0
Revolving Credit Facility...........    75.0
                                      ------
                                      $375.0
                                      ======
               USES OF FUNDS:
               --------------
               (IN MILLIONS)
Dividend to Sybron International....  $ 67.9
Repayment of Sybron International
  Credit Facilities.................   307.1
                                      ======
                                      $375.0
                                      ======

     Sybron International has historically funded our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility and SDS will continue to finance these needs under the revolving credit facility portion of the SDS Credit Facility. To the extent that funds are not available from those sources, particularly with respect to our acquisition strategy, we may raise additional capital.

     We believe that the cash flows from operations, unused amounts available under the SDS Credit Facility, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case.

     Sale/Leaseback: In 1988 SDM completed the sale and leaseback (the "Sale/Leaseback") of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

     The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the Distribution, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $0.15 million per year and provides SDS the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

     The Company pays all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by SDS.

     The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. The Company may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

CAUTIONARY FACTORS

     This Annual Report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

     - We have incurred a significant amount of floating rate bank debt as a result of the Spin-Off, which we may be unable to service or as to which we may be adversely affected by increases in interest rates. At the time of the Distribution, we had $375 million in bank debt, including $63 million of new debt used to reduce the indebtedness of Sybron International. This level of indebtedness could have significant consequences, including; limiting the cash flow available for working capital, capital expenditures, acquisitions and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; limiting our ability to obtain additional financing in the future for working capital or other purposes; and limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

     - A large portion of our revenue is generated outside the United States and we have significant operations outside the United States. We are therefore subject to factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries, such as Mexico and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability; and risks associated with any economic downturn in other countries.

     - Some of our growth over the past several years has been achieved through our acquisition program, which has generated 22 acquisitions from 1993 to 2000. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our acquisition strategy and to be successful with that strategy. These factors include our ability to raise capital beyond the capacity of our credit facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates and the relatively small size of such candidates, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

     - In 2000, approximately 20% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a temporary material adverse effect on our results of operations or financial condition until we could find alternative means to distribute our products.

     - Our ability to increase revenues, and to profitably distribute and sell our products, is subject to a number of risks, including any changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive with dental, orthodontic and infection control innovations; and risks associated with changes in demand for dental services which can be affected by economic conditions, health care reform, government regulation, and more stringent limits on expenditures by dental insurance providers or governmental programs.

     - Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, the timing of acquisitions, distribution chain issues, and other factors listed here. All these factors make it difficult to predict operating results for any particular period.

     - We strive to increase our margins by controlling our costs and by improving our manufacturing efficiencies. There can be no assurance, however, that our efforts will continue to be successful. Margins can be affected by many factors, including competition, product mix, and the effect of acquisitions.

     - Our ability to hire and retain competent employees is subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees.

     - There is a risk of strikes or other labor disputes at our locations which are unionized or are subject to national contracts which could affect our operations.

     - Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products.

     - The impact of changing public and private health care budgets can affect the demand for or pricing of our products.

     - Our business is subject to the risks of claims involving our products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

     - We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly available written documents.

       Risk Factors Relating to Separating SDS from Sybron International

     - If large amounts of SDS stock are sold on the trading markets, the price of SDS stock could decline significantly. Approximately 35.1 million shares of SDS stock were distributed to the Sybron International shareholders, representing all of the outstanding shares of SDS stock. Substantially all of the shares of SDS stock are eligible for immediate resale on the public market. Possible reasons for an increase in sale activity of SDS stock include that the investment criteria of certain investment funds and other large holders of Sybron International shares may dictate or suggest an immediate sale of the SDS stock received by them. For example, certain investment funds use total market capitalization, industry sector and other financial measures as criteria upon which they select or hold stocks. To the extent that SDS stock does not meet their criteria, the investment funds may decide, or even be required by their governing policies, to sell SDS shares received in the Distribution.

     - SDS's common stock had no trading market prior to the Distribution, and there can be no assurance as to the prices at which SDS's common stock will trade. Until an orderly market develops for SDS common stock, the prices at which SDS stock trades may fluctuate significantly. Prices for SDS common stock will be determined in the trading markets and may be influenced by many factors.

     - The separation of SDS from Sybron International poses new financial and operational risks. As a result of the Distribution, SDS owns and operates the Dental Business and as such, lacks a recent operating history as a stand-alone entity. SDS is also smaller and less diversified than was Sybron International prior to the Distribution. The future performance and cash flows of each company will be subject to prevailing economic conditions in its own markets and to financial, business and other factors affecting its own business operations, including factors beyond its control.

     - SDS may be required to satisfy certain indemnification obligations to Apogent (Sybron International after the Distribution), or may not be able to collect on indemnification rights from Apogent. Under the terms of the Distribution, SDS and Sybron International and their respective U.S. subsidiaries have each agreed to indemnify the other (and related parties) from and after the Distribution with respect to certain indebtedness, liabilities and obligations. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether SDS will have substantial indemnification obligations to Apogent and its affiliates after the Distribution. We also cannot be assured in the event that Apogent has substantial indemnification obligations to SDS and our affiliates, Apogent will have the ability to satisfy those obligations.

     - If SDS does not comply with the conditions to the IRS ruling, the Distribution of the SDS stock could be taxable. Sybron International has received rulings from the IRS that, for federal income tax purposes, certain internal restructurings necessary to effect the Distribution will be tax-free to Sybron International and SDS. It has also received a ruling to the effect that the Distribution will be tax-free to the SDS stockholders. These rulings are subject to the continuing validity of factual representations made to the IRS and assumptions and conditions set out in the ruling request. In order to assure that the Distribution will continue to qualify as tax-free, Sybron International and SDS have also agreed to certain restrictions on their future actions for a period of time following the Distribution.

     Except as may be required by applicable securities laws or regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

RISK MANAGEMENT

     We are exposed to market risk from changes in foreign currency exchange rates and interest rates. To reduce our risk from these foreign currency rate fluctuations, Sybron International has occasionally entered into various hedging transactions on our behalf, and we expect to do so in the future. We do not anticipate material changes to our primary market risks other than fluctuations in magnitude from increased or decreased foreign currency denominated business activity or floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

  Foreign Exchange

     Sybron International, on behalf of SDS, has from time to time used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the Euro and the Japanese Yen values versus the U.S. dollar. Hedging is accomplished by the use of foreign currency options, and the gain or loss on these options is used to offset gains or losses in the foreign currencies to which they pertain. The purpose of Sybron International's foreign currency hedging activities was to protect against the risk that eventual cash flows from foreign activities will be adversely affected by changes in exchange rates. Recognized gains or losses on foreign currency option contracts entered into to hedge sales are recorded as "net sales." Neither SDS nor Sybron International had any foreign currency exchange option contracts at September 30, 1999 or 2000.

     In 2001, we expect our exposure from our primary foreign currencies to approximate the following:

                                                            ESTIMATED
                                                       EXPOSURE DENOMINATED      ESTIMATED
                                                        IN THE RESPECTIVE        EXPOSURE
CURRENCY                                                 FOREIGN CURRENCY     IN U.S. DOLLARS
--------                                                 ----------------     ---------------
                                                                   (IN THOUSANDS)
Euro (EUR)...........................................        51,000EUR            $45,000
Japanese Yen (JPY)...................................       911,000JPY            $ 8,400
Australian Dollar (AUD)..............................        13,000AUD            $ 7,100

     As a result of these anticipated exposures, SDS plans to review the cost and benefit of protecting itself from possible detrimental effects of foreign currency fluctuations. In addition, the SDS Credit Facility allow for borrowings under the Revolving Credit Facility, up to $100 million in various foreign currencies.

INTEREST RATES

     Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar rate. SDS historically has not managed its interest rate risk. All interest rate risk has been managed at Sybron International and all derivative contracts are in the name of Sybron International. At September 30, 2000, SDS had floating rate debt of approximately $311.8 million.

     The model below quantifies our sensitivity to interest rate movements as determined by the Eurodollar rate. The model assumes a) a base Eurodollar rate of 6.75% (the "Eurodollar Base Rate") which approximates the September 30, 2000 three month Eurodollar rate, b) the Company's floating rate debt is equal to its September 30, 2000 floating rate debt balance of $311.8 million, c) the Company pays interest on floating rate debt equal to the Eurodollar rate plus basis points, and d) the Eurodollar rate varies by 10% of the Base Rate.

                            INTEREST EXPENSE INCREASE FROM A 10%   INTEREST EXPENSE DECREASE FROM A 10%
                            INCREASE IN THE EURODOLLAR BASE RATE   DECREASE IN THE EURODOLLAR BASE RATE
                            ------------------------------------   ------------------------------------
Interest rate exposure...               $3.7 million                          $(3.7 million)

     In the future, we expect to enter into transactions that reduce our exposure from changes in the Eurodollar rate. We expect to enter into interest rate protection arrangements within sixty days following November 28, 2000 through the use of interest rate swaps in amounts approximately equal to 50 percent of our floating rate debt exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX TO COMBINED FINANCIAL STATEMENTS

                        SYBRON DENTAL SPECIALTIES, INC.

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    39
Combined Balance Sheets as of September 30, 1999 and 2000...    40
Combined Statements of Income for the years ended September
  30, 1998, 1999 and 2000...................................    41
Combined Statements of Stockholder's Equity for the years
  ended September 30, 1998, 1999 and 2000...................    42
Combined Statements of Cash Flows for the years ended
  September 30, 1998, 1999 and 2000.........................    43
Notes to Combined Financial Statements......................    44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Sybron Dental Specialties, Inc.:

     We have audited the accompanying combined balance sheets of Sybron Dental Specialties, Inc. and Affiliates as of September 30, 1999 and 2000, and the related combined statements of income, stockholder's equity and cash flows for each of the years in the three-year period ended September 30, 2000. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Sybron Dental Specialties, Inc. and Affiliates as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/  KPMG LLP
                                            ------------------------------------
                                                          KPMG LLP

Milwaukee, Wisconsin
November 13, 2000, except as to
Note 16 which is as of
December 11, 2000

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                            COMBINED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 2000

                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current assets:
  Cash and cash equivalents (note 14).......................  $  6,090    $  5,783
  Accounts receivable (less allowance for doubtful
     receivables of $2,578 and $2,056 in 1999 and 2000,
     respectively) (note 2).................................    84,210      85,767
  Inventories (note 3)......................................    79,574      74,383
  Deferred income taxes (note 4)............................     5,014       8,977
  Prepaid expenses and other current assets.................     6,336       6,497
                                                              --------    --------
          Total current assets..............................   181,224     181,407
                                                              --------    --------
Advances and loans to Sybron International (note 14)........    56,777      77,762
Property, plant and equipment, net (notes 5, 7 and 8).......    57,488      55,326
Intangible assets, net (note 6 and 13)......................   207,606     220,705
Deferred income taxes (note 4)..............................     5,956       3,410
Other assets (note 10)......................................     6,263       6,967
                                                              --------    --------
          Total assets......................................  $515,314    $545,577
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $ 13,122    $ 11,351
  Current portion of long-term debt (notes 7 and 8).........     1,571      21,761
  Income taxes payable (note 4).............................     3,918       1,698
  Income taxes payable to Sybron International..............     1,200       3,982
  Accrued payroll and employee benefits (note 10)...........    13,412      13,780
  Restructuring reserves (note 11)..........................     1,345       2,403
  Deferred income taxes (note 4)............................     2,534       3,225
  Accrued rebate............................................     4,372       5,137
  Other current liabilities.................................     9,073       6,539
                                                              --------    --------
          Total current liabilities.........................    50,547      69,876
                                                              --------    --------
Long-term debt (notes 7, 8 and 14)..........................   283,447     298,482
Deferred income taxes (note 4)..............................    14,639      15,414
Other liabilities (note 10).................................    11,086       8,835
Commitments and contingent liabilities (notes 8, 10, 12 and
  13)
Subsequent events (note 16)
Stockholder's equity (notes 7, 14 and 16)...................   155,595     152,970
                                                              --------    --------
          Total liabilities and stockholder's equity........  $515,314    $545,577
                                                              ========    ========

            See accompanying notes to combined financial statements.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                         COMBINED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $366,886   $388,176   $418,779
Cost of sales:
  Cost of product sold......................................   150,848    162,448    175,067
  Restructuring charges (note 11)...........................     4,629         --      8,646
  Depreciation of purchase accounting adjustments...........       108        108        108
                                                              --------   --------   --------
          Total cost of sales...............................   155,585    162,556    183,821
                                                              --------   --------   --------
Gross profit................................................   211,301    225,620    234,958
                                                              --------   --------   --------
Selling, general and administrative expenses................   116,719    118,193    127,869
Sybron International charges (note 14)......................     3,620      4,228      2,979
Merger, transaction and integration expenses (note 11)......    10,507      2,569         --
Restructuring charges (note 11).............................     9,188     (1,177)       680
Depreciation and amortization of purchase accounting
  adjustments...............................................     6,731      7,501      8,383
                                                              --------   --------   --------
          Total selling, general and administrative
            expenses........................................   146,765    131,314    139,911
                                                              --------   --------   --------
Operating income............................................    64,536     94,306     95,047
                                                              --------   --------   --------
Other income (expense):
  Interest expense (notes 7, 10 and 14).....................   (20,195)   (17,074)   (25,899)
  Interest income -- Sybron International (note 14).........     1,498      1,151        852
  Amortization of deferred financing fees (note 7)..........      (101)      (154)      (282)
  Other, net................................................       444        (85)       218
                                                              --------   --------   --------
Income before income taxes..................................    46,182     78,144     69,936
Income taxes (note 4).......................................    18,686     30,850     28,339
                                                              --------   --------   --------
          Net income........................................  $ 27,496   $ 47,294   $ 41,597
                                                              ========   ========   ========

            See accompanying notes to combined financial statements.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                  COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                                                   ACCUMULATED OTHER        TOTAL
                                           CAPITAL     RETAINED      COMPREHENSIVE      STOCKHOLDER'S
                                           ACCOUNTS    EARNINGS      INCOME (LOSS)         EQUITY
                                           --------    --------    -----------------    -------------
                                                                 (IN THOUSANDS)
Balance at September 30, 1997............  $108,765    $     --        $ (3,965)          $104,800
Comprehensive income:
  Net income.............................        --      27,496              --             27,496
  Translation adjustment.................        --          --             469                469
  Minimum pension liability adjustment...        --          --            (139)              (139)
                                           --------    --------        --------           --------
          Total comprehensive income.....        --      27,496             330             27,826
Capital contribution from Sybron
  International (note 14)................    49,268          --              --             49,268
Dividends paid to Sybron International
  (note 14)..............................   (24,890)    (22,335)             --            (47,225)
Dividends paid by "A" Company prior to
  the Merger.............................        --        (479)             --               (479)
Dividends paid by Pinnacle Products of
  Wisconsin, Inc. prior to the merger....        --      (4,682)             --             (4,682)
                                           --------    --------        --------           --------
Balance at September 30, 1998............   133,143          --          (3,635)           129,508
Comprehensive income:
  Net income.............................        --      47,294              --             47,294
  Translation adjustment.................        --          --          (2,615)            (2,615)
  Minimum pension liability adjustment...        --          --           1,681              1,681
                                           --------    --------        --------           --------
          Total comprehensive income.....        --      47,294            (934)            46,360
Capital contribution from Sybron
  International (note 14)................    16,210          --              --             16,210
Dividends paid to Sybron International
  (note 14)..............................        --     (36,483)             --            (36,483)
                                           --------    --------        --------           --------
Balance at September 30, 1999............   149,353      10,811          (4,569)           155,595
Comprehensive income:
  Net income.............................        --      41,597              --             41,597
  Translation adjustment.................        --          --          (7,109)            (7,109)
                                           --------    --------        --------           --------
          Total comprehensive income.....        --      41,597          (7,109)            34,488
Capital contribution from Sybron
  International (note 14)................    21,399          --              --             21,399
Dividends paid to Sybron International
  (note 14)..............................    (6,104)    (52,408)             --            (58,512)
                                           --------    --------        --------           --------
Balance at September 30, 2000............  $164,648    $     --        $(11,678)          $152,970
                                           ========    ========        ========           ========

            See accompanying notes to combined financial statements.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                                                       SEPTEMBER 30,
                                                             ---------------------------------
                                                               1998        1999        2000
                                                             ---------   ---------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $  27,496   $  47,294   $  41,597
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation..........................................      9,760       9,804      10,033
     Amortization..........................................      6,843       7,662       8,491
     Loss (gain) on sales of property, plant and
       equipment...........................................        987         (19)       (195)
     Provision for losses on doubtful receivables..........      1,878         819         936
     Inventory provisions..................................        (40)      4,427      11,006
     Deferred income taxes.................................     (1,366)      5,635         103
  Changes in assets and liabilities, net of effects of
     businesses acquired:
     (Increase) in accounts receivable.....................     (5,516)        (59)     (1,036)
     (Increase) decrease in inventories....................      1,537      (1,950)      3,279
     (Increase) decrease in prepaid expenses and other
       current assets......................................      2,363       2,020        (145)
     Increase (decrease) in accounts payable...............      2,559       1,266      (1,769)
     Increase (decrease) in income taxes payable...........      7,717      (9,378)        562
     Increase (decrease) in other current liabilities......      7,065      (2,125)      7,659
     Increase (decrease) in accrued payroll and employee
       benefits............................................      1,628        (664)        530
     Increase (decrease) in restructuring reserve..........      5,100      (3,800)      1,069
     Net change in other assets and liabilities............     (2,670)     (9,585)    (19,693)
                                                             ---------   ---------   ---------
          Net cash provided by operating activities........     65,341      51,347      62,427
Cash flows from investing activities:
  Capital expenditures.....................................     (9,581)    (13,020)    (11,968)
  Proceeds from sales of property, plant and equipment.....         --         214         609
  Net payments for businesses acquired.....................    (50,248)    (15,538)    (21,398)
                                                             ---------   ---------   ---------
          Net cash used in investing activities............    (59,829)    (28,344)    (32,757)
Cash flows from financing activities:
  Proceeds from revolving credit facility..................    194,640     234,040     221,760
  Principal payments on revolving credit facility..........   (162,640)   (299,320)   (182,880)
  Proceeds from long-term debt.............................         --     120,000          --
  Principal payments on long-term debt.....................    (49,572)    (33,028)       (300)
  Dividends paid to Sybron International...................    (47,225)    (36,483)    (58,512)
  Capital contributions from Sybron International..........     49,268      16,210      21,399
  Net change in advances and loans to Sybron
     International.........................................     26,088     (27,689)    (20,985)
  Dividends paid by pooled companies.......................     (5,161)         --          --
  Other....................................................         --        (369)     (3,464)
                                                             ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities.....................................      5,398     (26,639)    (22,982)
Effect of exchange rate changes on cash and cash
  equivalents..............................................     (3,877)        444      (6,995)
Net increase (decrease) in cash and cash equivalents.......      7,033      (3,192)       (307)
Cash and cash equivalents at beginning of period...........      2,249       9,282       6,090
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of period.................  $   9,282   $   6,090   $   5,783
                                                             =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest..............................................  $  21,449   $  16,957   $  25,504
                                                             =========   =========   =========
     Interest received from Sybron International...........  $   1,498   $   1,151   $     852
                                                             =========   =========   =========
     Income taxes..........................................  $  14,783   $  32,906   $  27,674
                                                             =========   =========   =========
  Capital lease obligations incurred.......................  $     265   $      --   $      --
                                                             =========   =========   =========

            See accompanying notes to combined financial statements.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On November 8, 2000, Sybron International Corporation ("Sybron International") announced that it had declared a pro rata distribution to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) (the "Distribution" or "Spin-Off"). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Sybron International common stock they owned as of the record date. SDS owns all of the outstanding stock of Sybron Dental Management, Inc., formerly named Sybron Dental Specialties, Inc. Prior to the Distribution, Sybron Dental Management, Inc. was a direct wholly-owned subsidiary of Sybron International. Immediately prior to the Distribution, Sybron International contributed all of the stock of Sybron Dental Management, Inc. to Sybron Dental Specialties, Inc. As used in these Notes to the Combined Financial Statements, the term "SDS" or the "Company" means Sybron Dental Management, Inc. for the periods prior to the Distribution and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Distribution.

     SDS has presented in these combined financial statements its assets and liabilities at the same amounts previously presented in the consolidated financial statements of Sybron International.

     The affiliates of SDS are leading manufacturers of value-added products for the professional dental, orthodontics, and infection control markets in the United States and abroad (see note 15).

  (a) Principles of Combination and Fiscal Year End

     The combined financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Sybron International" as used herein refers to Sybron International Corporation and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal years ended September 30, 1998, 1999 and 2000 are hereinafter referred to as "1998", "1999" and "2000", respectively.

  (b) Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (c) Inventories

     Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment and tooling) and retained costs representing the excess of manufacturing or production costs over amounts charged to cost of sales. Certain domestic inventories of approximately $63,827 and $63,861 at September 30, 1999 and 2000, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

  (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 20 years for machinery and equipment) using the straight-line method. The Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES recognized is measured by the amount by which the carrying amounts of the assets exceed the fair market value of the assets.

  (e) Intangible Assets

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess costs over net asset values of acquired businesses (goodwill) are amortized over 5 to 40 years, proprietary technology, trademarks, and other intangibles are amortized over 7 to 20, 9 years, and 3 to 17 years, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No adjustments to goodwill were made in 1998, 1999 and 2000.

  (f) Revenue Recognition

     The Company recognizes revenue upon shipment of products, when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectability of the sales price is reasonably assured. A large portion of the Company's sales of Professional Dental products is sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. The Company is not obligated to allow for returns.

     The Company accrues rebates based upon its various pricing programs.

  (g) Income Taxes

     The Company is included in the consolidated income tax return filed by Sybron International, but will be responsible for its own filings after the Spin-Off. U.S. income tax payments, refunds, credits, provisions and deferred income tax components have been allocated to SDS in accordance with Sybron International's tax allocation policy. Such policy allocates income tax components included in the consolidated income tax return of Sybron International to SDS to the extent such components were generated by or related to SDS.

     Income taxes are accounted for under the asset and liability method wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Research and Development Costs

     Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Research and development costs for 1998, 1999 and 2000 were approximately $7,313, $9,425 and $8,753, respectively.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

  (i) Foreign Currency Translation

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholder's equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction losses for 1998, 1999 and 2000 were approximately $1,355, $22 and $4,134, respectively.

  (j) Pensions

     The Company and its affiliates participate in various pension plans covering substantially all employees. U.S. and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

  (k) Deferred Financing Fees

     Deferred financing fees are capitalized and amortized as a separate component of other income over the life of the related debt agreements.

  (l) Advertising Costs

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $5,423, $3,903 and $4,117 in 1998, 1999 and 2000, respectively.

  (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n) Derivative Financial Instruments

     Derivative financial instruments are used by the Company in the management of its foreign currency exposures.

     Sybron International, from time to time, entered into foreign exchange options relating to the anticipated cash flow in local currencies of certain foreign operations. These options allowed Sybron International to exchange foreign currencies for U.S. dollars. The purpose of Sybron International's foreign currency hedging activities was to protect the Company from the risk that eventual cash flows from foreign activities would be adversely affected by changes in exchange rates. The recognition of gains or losses on foreign currency option contracts entered into to hedge sales is recorded as "net sales". The Company had no foreign exchange option contracts at September 30, 1999 or 2000. The Company plans to review its own foreign currency exposure and obtain foreign exchange options as deemed appropriate and subsequent to the Spin-Off.

     On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as modified by Statement of Financial Accounting Standards No. 137, and Statement of Financial Accounting Standards No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES embedded in other contracts and hedging activities. The Company has concluded that the adoption of these statements has no material impact on the Company's financial position or results of its operations at October 1, 2000.

  (o) Environmental Expenditures

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

  (p) Comprehensive Income

     The components of other comprehensive income (loss) consist of translation adjustments and minimum pension liability adjustments and are included on the accompanying statements of stockholder's equity.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Certain of the Company's Professional Dental products are sold through major distributors, none of which has exceeded 10% of the Company's combined net sales in 1998, 1999 or 2000. Accounts receivable from these distributors were less than 10% of the outstanding combined accounts receivable balances at September 30, 1999 or 2000.

(3) INVENTORIES

     Inventories at September 30, 1999 and 2000 consist of the following:

                                                               1999      2000
                                                              -------   -------
Raw materials and supplies..................................  $23,036   $24,300
Work in process.............................................   11,107     8,410
Finished goods..............................................   46,597    44,749
Excess and obsolescence reserves............................   (3,211)   (4,347)
LIFO reserve................................................    2,045     1,271
                                                              -------   -------
                                                              $79,574   $74,383
                                                              =======   =======

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

(4) INCOME TAXES

     Income tax expense (benefit) consists of:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended September 30, 1998:
  U.S., state and local.................................  $10,046   $(1,367)   $ 8,679
  Foreign...............................................   10,069       (62)    10,007
                                                          -------   -------    -------
                                                          $20,115   $(1,429)   $18,686
                                                          =======   =======    =======
Year ended September 30, 1999:
  U.S., state and local.................................  $14,768   $ 5,636    $20,404
  Foreign...............................................   10,564      (118)    10,446
                                                          -------   -------    -------
                                                          $25,332   $ 5,518    $30,850
                                                          =======   =======    =======
Year ended September 30, 2000:
  U.S., state and local.................................  $18,380   $   159    $18,539
  Foreign...............................................    9,856       (56)     9,800
                                                          -------   -------    -------
                                                          $28,236   $   103    $28,339
                                                          =======   =======    =======

     The domestic and foreign components of income before income taxes are as follows:

                                                           1998      1999      2000
                                                          -------   -------   -------
United States...........................................  $21,823   $53,904   $48,841
Foreign.................................................   24,359    24,240    21,095
                                                          -------   -------   -------
Income before income taxes..............................  $46,182   $78,144   $69,936
                                                          =======   =======   =======

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before income taxes in 1998, 1999 and 2000 as a result of the following:

                                                           1998      1999      2000
                                                          -------   -------   -------
Computed "expected" tax expense.........................  $16,163   $27,350   $24,478
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for
  deferred tax assets allocated to income tax expense...   (1,380)     (884)       --
Amortization of goodwill................................    1,186     1,332     1,543
Income tax benefit related to merger of nontaxable
  entity................................................   (2,302)       --        --
State and local income taxes, net of Federal income tax
  benefit...............................................    2,751     3,050     2,014
Foreign income taxed at rates higher than U.S. Federal
  income................................................    2,769     2,098     2,473
Foreign tax credits utilized in excess of U.S. tax on
  foreign earnings......................................     (686)   (1,396)     (984)
Net foreign sales corporation benefit...................   (1,018)   (1,187)   (1,257)
Other, net..............................................    1,203       487        72
                                                          -------   -------   -------
                                                          $18,686   $30,850   $28,339
                                                          =======   =======   =======

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     The significant components of deferred income tax (benefit) expense for 1998, 1999 and 2000 are as follows:

                                                               1998      1999    2000
                                                              -------   ------   ----
Deferred tax (benefit)/expense (exclusive of the effects of
  other components listed below)............................  $   (49)  $6,402   $103
Decrease in the valuation allowance for deferred tax
  assets....................................................   (1,380)    (884)    --
                                                              -------   ------   ----
                                                              $(1,429)  $5,518   $103
                                                              =======   ======   ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 2000 are presented below.

                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
Inventories.................................................  $  2,066   $  1,636
Compensation................................................     1,821      1,484
Sale/Leaseback..............................................     3,082      3,021
Employee benefits...........................................     1,993      1,342
Net operating loss carry forwards...........................     1,238      1,393
Warranty and other accruals.................................     2,008      4,904
                                                              --------   --------
  Total gross deferred tax assets...........................    12,208     13,780
  Less valuation allowance..................................    (1,238)    (1,393)
                                                              --------   --------
  Net deferred tax assets...................................    10,970     12,387
                                                              --------   --------
Deferred tax liabilities:
Depreciation................................................    (2,503)    (2,509)
Purchase accounting.........................................   (11,684)   (12,320)
Other.......................................................    (2,986)    (3,810)
                                                              --------   --------
  Total gross deferred tax liabilities......................   (17,173)   (18,639)
                                                              --------   --------
  Net deferred tax liabilities..............................  $ (6,203)  $ (6,252)
                                                              ========   ========

     The change in the net deferred tax liabilities contains $54 of deferred tax liabilities related to acquisitions. The valuation allowance for deferred tax assets as of October 1, 1998 was $2,122. The net change in the total valuation allowance for the years ended September 30, 1999 and 2000 was a decrease of $884 and an increase of $155, respectively. The valuation allowance relates primarily to net operating loss carry forwards in certain foreign jurisdictions, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 2000, the Company has an aggregate of $3,900 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2002 and 2010.

     Accumulated earnings of foreign subsidiaries at September 30, 1998, 1999 and 2000 of approximately $24,000, $35,000 and $38,000, respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 1999 and 2000 are as follows:

                                                                1999       2000
                                                              --------   --------
Land and land improvements..................................  $  1,809   $  1,809
Buildings and building improvements.........................    24,895     25,031
Machinery and equipment.....................................    83,019     87,413
Construction in progress....................................     8,998      7,873
                                                              --------   --------
                                                               118,721    122,126
Less: Accumulated depreciation..............................   (61,233)   (66,800)
                                                              --------   --------
                                                              $ 57,488   $ 55,326
                                                              ========   ========

     Commitments for purchases of equipment were approximately $1,300 at September 30, 1999 and none as of September 30, 2000. Machinery and equipment includes capitalized leases, net of amortization, totaling $340 and $4 at September 30, 1999 and 2000, respectively (see note 8).

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 1999 and 2000 are as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Excess costs over net asset values of businesses acquired
  (goodwill)................................................  $230,830   $249,564
Proprietary technology......................................     9,301     12,189
Trademarks..................................................    15,477     15,477
Other.......................................................    15,932     15,932
                                                              --------   --------
                                                               271,540    293,162
Less: Accumulated amortization..............................   (63,934)   (72,457)
                                                              --------   --------
                                                              $207,606   $220,705
                                                              ========   ========

(7) LONG-TERM DEBT

     Historically, certain affiliates of SDS have been obligors under various credit agreements and the current credit agreement of Sybron International (the "Credit Facilities") described below. Sybron International has historically recorded a portion of debt outstanding under the Credit Facilities on the books of SDS (see note 14). Amounts below represent the historical balances at SDS:

     Long-term debt at September 30, 1999 and 2000 consists of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Term Loan Facility..........................................  $189,472   $189,172
Revolving Credit Facility...................................    83,720    122,600
Sale/Leaseback Obligation...................................     8,240      8,072
Capital leases and other (See Note 8).......................     3,586        399
                                                              --------   --------
                                                               285,018    320,243
Less: Current portion of long-term debt.....................    (1,571)   (21,761)
                                                              --------   --------
                                                              $283,447   $298,482
                                                              ========   ========

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     Term Loan Facility: Under the Sybron International Credit Facilities, prior to the December 11, 2000 Spin-Off, borrowings under the term loans were collateralized by the capital stock of Sybron International's domestic subsidiaries and by 65% of the stock held by the domestic affiliates in their direct foreign affiliates. The term loans were due in various quarterly installments of principal and interest through July 31, 2004. Furthermore, additional reductions were required to be made from the proceeds of certain other specified borrowings and certain asset sales not in the ordinary course of business.

     Under the new SDS credit facilities (the "SDS Credit Facility") put in place for the Spin-Off, SDS together with certain of its subsidiaries entered into a $450 million credit facility. The SDS Credit Facility is comprised of a five year Tranche A Term Loan of $150 million, a seven year Tranche B Term Loan of $150 million and a five year Revolving Credit Facility of $150 million.

     The Tranche A Term Loan bears interest, at the option of SDS, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest percentage on the grid is applicable through June 30, 2001.

     The Tranche B Term Loan bears interest, at the option of SDS, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% or
(b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. The highest percentage on the grid is applicable through June 30, 2001.

     The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDS pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging between .375% to .5% depending on certain financial ratios.

     The SDS Credit Facility contains numerous financial and operating covenants, including, among other things: restrictions on investments; requirements that SDS maintain certain financial ratios and restrictions on the ability of SDS and its subsidiaries to create or permit liens, limit the incurrence of additional indebtedness, or to pay dividends or make other restricted payments.

     All interest on the historical books of SDS under the Sybron International Credit Facilities was at floating rates, primarily based on the Eurodollar rates and, as such, SDS was exposed to fluctuation in Eurodollar rates. SDS has not historically mitigated that risk through derivative instruments. The SDS Credit Facility is anticipated to use primarily the Eurodollar rates, provided the rates are more favorable to the Company. Under the SDS Credit Facility, SDS is required to have interest rate protection within 60 days of November 28, 2000 for a minimum of 50% of the amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years.

     The SDS Credit Facility is secured by domestic real and personal property assets, and a pledge of capital stock of SDS and certain subsidiaries.

     Sale/Leaseback: In 1988 SDM completed the sale and leaseback (the "Sale/Leaseback") of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

     The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the Distribution, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent $0.15 million per year and provide SDS with the option to purchase the leased premises at fair market value between June 1, 2008 to May 31, 2009.

     The Company pays all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by SDS.

     The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. The Company may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

     Maturities of Long-Term Debt: In connection with the Spin-Off on December 11, 2000 the Company repaid all intercompany loans and advances to Sybron International and paid a dividend of $67.9 million to Sybron International. Additionally, the Company borrowed $375 million under the SDS Credit Facility.

     Maturities of long-term debt reflect the SDS Credit Facility and Sale/Leaseback as of the date of the Spin-Off as follows:

FISCAL                                                         SEPTEMBER 30,
------                                                         -------------
2001........................................................     $ 16,500
2002........................................................       25,528
2003........................................................       30,562
2004........................................................       35,608
2005........................................................       40,660
Thereafter..................................................      234,613
                                                                 --------
                                                                 $383,471
                                                                 ========

(8) LEASE COMMITMENTS

     As of September 30, 2000, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                        CAPITAL   OPERATING
------                                                        -------   ---------
2001........................................................    $45      $ 4,645
2002........................................................      5        2,819
2003........................................................     --        1,870
2004........................................................     --        1,673
2005........................................................     --        1,511
Thereafter..................................................     --        5,403
                                                                ---      -------
                                                                $50      $17,921
                                                                         =======
Less amounts representing interest..........................      6
                                                                ---
Present value of net minimum lease payments.................     44
Less current portion........................................     39
                                                                ---
Long-term obligations under capital leases..................    $ 5
                                                                ===

     Amortization of assets held under capital leases is included with depreciation expense.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     Rental expense under operating leases was $3,084, $3,794 and $4,904 in 1998, 1999 and 2000, respectively.

(9) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  Long-Term Debt

     Sybron International Credit Facilities: The fair value was determined by estimating the interest rate margins (the premium over the Eurodollar rate) on each of Sybron International's allocation of the Tranche A Term Loan Facility, Tranche B Term Loan Facility and the Revolving Credit Facility for companies with credit risk similar to that of SDS. In 2000 the Sybron International spread over the Eurodollar rate was 75 basis points for the Tranche A Term Loan Facility and the Revolving Credit Facility and a spread of the Eurodollar rate plus 200 basis points on the Tranche B Term Loan Facility.

     Sale/Leaseback: The fair value was determined by estimating the interest rate at which the SDS could refinance the Sale/Leaseback given the same maturity period.

                                              SEPTEMBER 30, 1999      SEPTEMBER 30, 2000
                                             ---------------------   ---------------------
                                             REPORTED   ESTIMATED    REPORTED   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Long-term debt (including current
  portion).................................  $285,018    $271,861    $320,243    $310,074
                                             ========    ========    ========    ========

     Derivatives: Sybron International uses derivative financial instruments to manage its foreign currency exposures. They do not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Sybron International's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market value of the derivative are highly correlated with changes in the market value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

     Foreign Exchange Contracts: Sybron International historically has entered into foreign exchange hedging contracts on behalf of SDS to hedge certain sales commitments and loans made to foreign affiliates denominated in foreign currencies. The term of these contracts was less than one year. The Company intends to enter into foreign hedging contracts in the future for the purpose of protecting the Company from the risk that the eventual cash flows resulting from foreign activities will be adversely affected by changes in exchange rates, when determined appropriate. The recognition of gains and losses on contracts entered into to hedge sales commitments are included in net income as an adjustment to net sales. At September 30, 1999 and 2000, the Company had no foreign exchange option contracts.

(10) EMPLOYEE BENEFIT PLANS

     Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES make annual contributions in excess of the minimum required contributions required by applicable regulations in order to avoid any Pension Benefit Guarantee Corporation ("PBGC") variable premium payments. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain Kerr Corporation employees, which are funded as costs are incurred. These eligible employees who reached age 55 prior to January 1, 1996 will become eligible for postretirement health care only if they reach retirement age while working for the Company. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans for Kerr Corporation, an affiliate of the Company, currently follow a policy instituted by the predecessor of Sybron International Corporation in 1986 where the Company's contributions were frozen at the levels equal to Kerr Corporation's contributions on December 31, 1988, except where collective bargaining agreements prohibited such a freeze. Employees of SDS are also part of a retirement security pension plan which will be retained by Sybron International. After the Spin-Off, SDS will duplicate this plan and will retain the pension liabilities for all qualifying active SDS employees and future retiring employees and their dependents.

     The following assumptions were used in determining the funded status of the Company's defined benefit pension plans:

                                                              1999   2000
                                                              ----   ----
Discount rate...............................................  7.75%  8.00%
Rate of increase in compensation levels.....................     4%     4%
Expected long-term rate of return on assets.................    10%    10%

     The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement healthcare plans.

                                                              1999   2000
                                                              ----   ----
Discount rate...............................................  7.75%  8.00%
Average increase in medical costs...........................   5.5%   5.5%

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                                                 PENSION BENEFITS     OTHER BENEFITS
                                                 -----------------   -----------------
                                                  1999      2000      1999      2000
                                                 -------   -------   -------   -------
Change in benefit obligations:
  Obligations at beginning of year.............  $23,908   $21,238   $ 4,186   $ 4,818
  Service cost.................................    1,645     1,920       129       138
  Interest cost................................    1,707     1,993       274       367
  Plan amendments..............................      471        --        --        --
  Actuarial (gain) loss........................   (5,863)    3,020       659      (188)
  Benefit payments.............................     (626)     (740)     (430)     (429)
  Foreign exchange rates.......................       (4)       20        --        --
                                                 -------   -------   -------   -------
  Obligations at end of year...................  $21,238   $27,451   $ 4,818   $ 4,706
Change in fair value of plan assets:
  Fair value of plan assets at beginning of
     year......................................  $22,663   $23,986   $    --   $    --
  Actual return on plan assets.................    1,870     3,504        --        --
  Employer contributions.......................       85     2,845        --        --
  Benefit payments.............................     (626)     (740)       --        --
  Foreign exchange rates.......................       (6)       30        --        --
                                                 -------   -------   -------   -------
Fair value of plan assets at end of year.......  $23,986   $29,625   $    --   $    --
Funded status:
  Funded status at end of year.................  $ 2,748   $ 2,174   $(4,818)  $(4,706)
  Unrecognized transition asset................     (126)     (130)       --        --
  Unrecognized prior service cost..............      772       743        --        --
  Unrecognized (gain) loss.....................   (4,122)   (2,416)      271        84
  Remaining excess of fair value of plan assets
     over projected benefit obligation
     recognized as a result of the 1987
     acquisition of Sybron Corporation.........    1,067     1,369    (4,547)   (4,622)
                                                 -------   -------   -------   -------
Net amount recognized at measurement date......      339     1,740    (4,547)   (4,622)
Employer contribution paid after measurement
  date.........................................       --       442        --        --
                                                 -------   -------   -------   -------
Net amount recognized at end of year...........  $   339   $ 2,182   $(4,547)  $(4,622)
                                                 =======   =======   =======   =======

     The following table provides the amounts recognized in the Company's combined balance sheets:

                                                 PENSION BENEFITS     OTHER BENEFITS
                                                 -----------------   -----------------
                                                  1999      2000      1999      2000
                                                 -------   -------   -------   -------
Prepaid (accrued) benefit cost.................  $ 3,731   $ 3,839   $(4,547)  $(4,622)
Accrued benefit liability......................   (4,459)   (3,468)       --        --
Remaining excess of fair value of plan assets
  over projected benefit obligation recognized
  as a result of the 1987 acquisition of Sybron
  Corporation..................................    1,067     1,369        --        --
                                                 -------   -------   -------   -------
Net amount recognized at measurement date......      339     1,740    (4,547)   (4,622)
Employer contribution paid after measurement
  date.........................................       --       442        --        --
                                                 -------   -------   -------   -------
Net amount recognized in other noncurrent
  assets or (liabilities) at September 30. ....  $   339   $ 2,182   $(4,547)  $(4,622)
                                                 =======   =======   =======   =======

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     The following table provides disclosure of the net periodic benefit cost:

                                               PENSION BENEFITS              OTHER BENEFITS
                                         -----------------------------    --------------------
                                          1998       1999       2000      1998    1999    2000
                                         -------    -------    -------    ----    ----    ----
Service cost...........................  $ 1,404    $ 1,645    $ 1,920    $103    $129    $138
Interest cost..........................    1,522      1,707      1,993     270     274     367
Expected return on plan assets.........   (2,183)    (2,265)    (2,249)     --      --      --
Amortization of transition asset.......        4          4          4      --      --      --
Amortization of prior service cost.....       (6)        (6)        31      --      --      --
Amortization of net loss...............       (4)        35         41      --      31      --
                                         -------    -------    -------    ----    ----    ----
Net periodic benefit cost..............  $   737    $ 1,120    $ 1,740    $373    $434    $505
                                         =======    =======    =======    ====    ====    ====

     In 1999, the fair value of plan assets exceeded the accumulated benefits obligations in the retirement security plan. There were no plans with accumulated benefit obligations in excess of fair value of plan assets at September 30, 2000.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2000 by approximately $767 and $98, respectively.

     Because more than 60% of the 1998, 1999 and 2000 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This results in a non-cash increase in interest expense of approximately $270, $274, and $367 in 1998, 1999 and 2000, respectively.

     SAVINGS PLANS: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plans, net of forfeitures, were approximately $1,080, $1,274 and $1,354 for 1998, 1999 and 2000, respectively.

(11) RESTRUCTURING AND MERGER AND INTEGRATION CHARGES

     In June 1998, the Company recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. The restructuring charge was classified as components of cost of sales (approximately $4,600 relating to the write-off of inventory), selling, general and administrative expenses (approximately $9,200) and income tax expense (approximately $700).

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     Restructuring activity relating to the June 30, 1998 restructure charge and its components are as follows:

                                        LEASE      SHUT-     INVENTORY   FIXED           CONTRACTUAL
                           SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS   TAX    OBLIGATIONS
                              (A)        (B)      COSTS(B)      (C)       (C)     (D)        (E)       OTHER     TOTAL
                           ---------   --------   --------   ---------   ------   ----   -----------   ------   -------
1998 Restructuring
  charge.................   $4,300       $300       $400      $4,600     $1,300   $700      $900       $2,100   $14,600
1998 Cash Payments.......    1,800         --        100          --         --     --       300        1,400     3,600
1998 Non-Cash Charges....       --         --         --       4,600      1,300     --        --           --     5,900
                            ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 1998
  balance................   $2,500       $300       $300      $   --     $   --   $700      $600       $  700   $ 5,100
1999 Cash Payments.......    1,300        300        300          --         --     --       300          400     2,600
Adjustments(a)...........    1,200         --         --          --         --     --        --           --     1,200
                            ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 1999
  balance................   $   --       $ --       $ --      $   --     $   --   $700      $300       $  300   $ 1,300
2000 Cash Payments.......                                                                    300          100       400
                            ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 2000
  balance................   $   --       $ --       $ --      $   --     $   --   $700      $ --       $  200   $   900
                            ======       ====       ====      ======     ======   ====      ====       ======   =======

     In September 2000, the Company recorded a restructuring charge of approximately $9,300 (approximately $5,800 after tax) representing the exiting of several product lines and severance and termination costs for approximately 65 employees (primarily at the Metrex Parker, Colorado facility) as a result of the 2000 restructuring plan. The restructuring charge was classified as components of cost of sales (approximately $7,700 relating to the write-off of inventory), and selling, general and administrative expenses (approximately $1,600).

                                         LEASE      SHUT-     INVENTORY   FIXED           CONTRACTUAL
                            SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS   TAX    OBLIGATIONS
                               (A)        (B)      COSTS(B)      (C)       (C)     (D)        (E)       OTHER   TOTAL
                            ---------   --------   --------   ---------   ------   ----   -----------   -----   ------
2000 Restructuring
  Charge.................    $1,300       $ --       $ --      $7,600      $200    $ --      $100       $100    $9,300
2000 Non-Cash Charges....        --         --         --       7,600       200      --        --         --     7,800
                             ------       ----       ----      ------      ----    ----      ----       ----    ------
September 30, 2000
  balance................    $1,300       $ --       $ --      $   --      $ --    $ --      $100       $100    $1,500
                             ======       ====       ====      ======      ====    ====      ====       ====    ======

---------------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel). As of September 30, 1999, 154 employees have been terminated as a result of the 1998 restructuring plan. Payments will continue to certain employees previously terminated under this restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The September 2000 restructuring charge represents severance and termination costs for approximately 65 employees who will be terminated (primarily at the Metrex, Parker, Colorado facility) as a result of the 2000 restructuring plan.

(b)  Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)  Amount represents certain terminated contractual obligations.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

(12) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company or its affiliates are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, including products liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its affiliates are vigorously defending lawsuits and other claims against them. Based upon the insurance available under an insurance program and the potential for liability with respect to claims which are uninsured, the Company believes that any liabilities which might reasonably be expected to result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

(13) ACQUISITIONS

     The Company has completed seven acquisitions and two mergers since the beginning of 1998. The acquired companies are all engaged in businesses related to the Company (see note 15 for a description of business segments).

1998

  Acquisitions

     During 1998, the Company completed four acquisitions for cash. In addition, the Company completed one transaction for stock (the "LRS Merger"). The aggregate cash purchase price of the acquisitions, (none of which individually or aggregated was significant) was approximately $47,400. Earnout payments of approximately $2,900 were made in 1998, $1,800 for a 1999 acquisition and $1,100 for previous years' acquisitions. In 2000, an earnout payment of approximately $1,000 was made. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The LRS Merger, a merger between LRS Acquisition Corp. ("LRS"), the parent of "A" Company Orthodontics ("A" Company), and a subsidiary of the Company formed for that purpose, was accounted for as a pooling of interests. Under the terms of the merger agreement LRS shareholders received 3,215,982 shares of the Sybron International's Common Stock (valued at approximately $88,200 based on Sybron International's closing price on April 9, 1998) for all of the outstanding shares of LRS Results from LRS are included as of October 1, 1994, the first full year of LRS' operations. The following table outlines sales and operating income for the most recent available twelve-month period prior to acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies accounted for as purchases. The total goodwill for the acquired companies and earnouts from previous years' acquisitions was $45,603.

                                                            OPERATING    TOTAL      TYPE OF
        BUSINESS SEGMENT               DATE        SALES     INCOME     ASSETS    ACQUISITION
        ----------------           -------------  -------   ---------   -------   -----------
Company Acquired
  ORTHODONTICS:
     Ormodent Group..............  December 1997  $21,545    $1,797     $10,332      Stock
     Tycom Dental Corporation....  July 1998      $ 8,000       N/A     $ 2,380      Asset
  INFECTION CONTROL PRODUCTS:
     Viro Research International,
       Inc.......................  February 1998  $ 3,266    $  337     $ 1,076      Stock
     The high level disinfectant/
     sterilant business of
     Cottrell Ltd................  July 1998      $ 7,500       N/A     $   366      Stock

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

1999

  Acquisitions

     During 1999, the Company completed two acquisitions for cash. In addition, the Company completed one transaction for stock (the "Pinnacle Merger"). The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was approximately $10,600. The Company may be subject to future purchase price adjustments based upon an earnout provision under one of the purchase and sale agreements. Such earnout provision has a maximum future payout of approximately $1,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The earnout, if achieved, is payable in the years 2000 through 2002 and will be accounted for as additional goodwill. Earnout payments of approximately $4,900 were made in 1999. All cash acquisitions were accounted for as purchases. The results of the cash acquisitions were included as of the date they were acquired. The Pinnacle Merger, a merger between Pinnacle Products of Wisconsin, Inc. ("Pinnacle") and a subsidiary of Sybron International formed for that purpose, was accounted for as a pooling of interests. Results from Pinnacle are included from the first day of the first reporting periods. The following table outlines sales and operating income for the most recent date prior to the acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies. The total goodwill for the acquired companies including earnout payments for prior years' acquisitions was $14,200.

                                                           OPERATING   TOTAL      TYPE OF
BUSINESS SEGMENT                        DATE      SALES     INCOME     ASSETS   ACQUISITION
----------------                      ---------   ------   ---------   ------   -----------
Company Acquired
  ORTHODONTIC:
     Endo Direct Ltd................  July 1999   $  338    $    8     $  395      Stock
  INFECTION CONTROL PRODUCTS:
     Alden Scientific, Inc. and
     Gulfstream Medical, Inc........  July 1999   $3,519    $1,569     $1,058      Asset

2000

  Acquisitions

     During 2000, the Company completed three acquisitions for cash, which were accounted for as purchases. The aggregate purchase price of the acquisitions for the year (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $16,800. There are no future purchase price adjustments with respect to earnout provisions for any of these transactions. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the year ended September 30, 2000 for these acquired companies was approximately $15,800 and will be amortized over 5 to 20 years. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

                                                       (UNAUDITED)
                                                        OPERATING     TOTAL       TYPE OF
BUSINESS SEGMENT                DATE         SALES       INCOME       ASSETS    ACQUISITION
----------------            -------------    ------    -----------    ------    -----------
Company Acquired
  PROFESSIONAL DENTAL:
     Safe-Wave, Inc.......  February 2000    $4,046       $869        $1,269       Stock
  ORTHODONTICS:
     Pro Positioners,
     Inc..................  December 1999    $5,405       $529        $2,338       Stock
     LPI Ormco............  October 1999     $  300        N/A           N/A       Asset

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     The following unaudited pro forma financial information presents the combined results of the operations of the Company and the purchased businesses referred to above as if the 1999 and 2000 acquisitions had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the purchased companies listed above constituted a single entity during such periods.

                                                              YEAR ENDED       YEAR ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                 1999             2000
                                                             -------------    -------------
Net sales..................................................    $397,927         $421,726
                                                               ========         ========
Net income.................................................    $ 46,713         $ 41,341
                                                               ========         ========

(14) TRANSACTIONS WITH SYBRON INTERNATIONAL

     Cash management and advances: Prior to the Distribution, Sybron International managed the cash not considered necessary for current operating requirements of its subsidiaries, including the operations of SDS. Cash collected from and cash payments to the operations of SDS were collected or funded from a centralized treasury operation and were either credited or charged to SDS. Advances to and collections from SDS were indirectly charged or credited with interest as such advances to or collections from SDS were applied to borrowings or repayments under the Credit Facilities. On an annual basis, outstanding balances were cleared via an intercompany dividend to or capital contribution from Sybron International.

     Dividends paid to and capital contributions from Sybron International: See combined statements of changes in stockholder's equity.

     Sybron International Credit Facilities: Sybron International has historically recorded a portion of its outstanding debt (and associated interest expense) under its Credit Facilities to certain of its subsidiaries, including the operations of SDS. SDS's historical debt outstanding under the Credit Facilities at September 30, 1999 and 2000 was $273,192 and $311,772, respectively. SDS's historical interest expense was $16,732, $15,420 and $24,443 in 1998, 1999 and 2000, respectively.

     Sybron International Charges: Sybron International performed certain functions for the Company (legal, tax, treasury, consolidation accounting, financial reporting and insurance) and therefore charged its corporate office, general and administrative expenses to its subsidiaries. SDS's share of such costs amounted to $3,620, $4,228 and $2,979 in 1998, 1999 and 2000,
respectively. Services performed at the corporate office generally benefited the domestic operations, and therefore Sybron International corporate office, general and administrative expenses were generally charged based on SDS's domestic revenues as a percentage of total Sybron International domestic revenues. Because general and administrative expenses at Sybron International generally benefit domestic operations, Sybron International considered this method to be a reasonable basis for allocation.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     Intercompany Loans with Sybron International: Loans due from (to) Sybron International at September 30, 1997, 1998 and 1999 were as follows:

                                                       AMOUNT     RATE    MATURITY
                                                       -------    ----    ---------
1998:
Sybron Holdings A/S..................................  $21,098    8.00%   On Demand
Sybron Deutchland GmbH...............................      342    6.50%   12/31/98
Sybron Deutchland GmbH...............................    1,497    6.50%    8/3/99
Sybron Deutchland GmbH...............................      493    3.75%   On Demand
1999:
Sybron Holdings A/S..................................  $11,472    5.50%   On Demand
Electrothermal.......................................    1,647    8.00%    8/9/00
Sybron Deutchland GmbH...............................    1,367    6.50%    8/3/00
Sybron U.K. .........................................      554    8.00%    7/30/00
Sybron Deutchland GmbH...............................      454    3.75%   On Demand
Sybron Deutchland GmbH...............................      110    6.50%   12/31/99
Nalge U.K. ..........................................   (1,071)   0.00%     None
2000:
Sybron Holdings A/S..................................  $ 1,773    5.50%   On Demand

These amounts are included in advance and loans to Sybron International on the accompanying combined balance sheets.

(15) SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 in 1999 and has restated the previously reported annual segment operating results to conform to the Statement's management approach and to reflect the Pinnacle Merger.

     The Company's operating affiliates are engaged in the manufacture and sale of dental products in the United States and other countries. Dental products are categorized in the business segments of a) Professional Dental, b) Orthodontics and c) Infection Control Products. A description of the business segments follows:

     Products in the Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials, instruments and sealers used in endodontics, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories and disposable infection control products for dental equipment.

     Products in the Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. Orthodontics also includes certain endodontic products.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

     Products in the Infection Control Products business segment include high level disinfectants and sterilants, and enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

     The corporate office general and administrative expenses have been allocated to the segments on the basis of domestic net sales.

     Information on these business segments is summarized as follows:

                                                                      INFECTION
                                        PROFESSIONAL                   CONTROL                    TOTAL
                                           DENTAL      ORTHODONTICS   PRODUCTS    ELIMINATIONS     SDS
                                        ------------   ------------   ---------   ------------   --------
1998
Revenues:
  External customer...................    $188,334       $162,510      $16,042      $    --      $366,886
  Intersegment........................         813          4,023           --       (4,836)           --
                                          --------       --------      -------      -------      --------
          Total revenues..............    $189,147       $166,533      $16,042      $(4,836)     $366,886
                                          ========       ========      =======      =======      ========
Gross profit..........................     108,979         93,697        8,625           --       211,301
Selling, general and admin............      61,413         78,673        6,679           --       146,765
Operating income......................      47,566         15,024        1,946           --        64,536
Depreciation and amortization.........       7,783          7,831          989           --        16,603
Interest income -- Sybron
  International.......................         165          1,333           --           --         1,498
Interest expense......................      13,336          6,858            1           --        20,195
Segment assets........................     225,788        204,082       46,417           --       476,287
Expenditures for property, plant and
  equipment...........................       5,470          4,039           72           --         9,581
1999
Revenues:
  External customer...................    $191,923       $169,901      $26,352      $    --      $388,176
  Intersegment........................         592          3,967           --       (4,559)           --
                                          --------       --------      -------      -------      --------
          Total revenues..............    $192,515       $173,868      $26,352      $(4,559)     $388,176
                                          ========       ========      =======      =======      ========
Gross profit..........................     105,964        105,448       14,208           --       225,620
Selling, general and admin............      62,406         58,327       10,581           --       131,314
Operating income......................      43,558         47,121        3,627           --        94,306
Depreciation and amortization.........       8,499          7,656        1,311           --        17,466
Interest income -- Sybron
  International.......................         144          1,007           --           --         1,151
Interest expense......................      12,032          5,041            1           --        17,074
Segment assets........................     229,670        222,204       63,440           --       515,314
Expenditures for property, plant and
  equipment...........................       6,571          6,116          333           --        13,020

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                                                                      INFECTION
                                        PROFESSIONAL                   CONTROL                    TOTAL
                                           DENTAL      ORTHODONTICS   PRODUCTS    ELIMINATIONS     SDS
                                        ------------   ------------   ---------   ------------   --------
2000
Revenues:
  External customer...................    $213,008       $178,139      $27,632      $    --      $418,779
  Intersegment........................       1,049          5,774           41       (6,864)           --
                                          --------       --------      -------      -------      --------
          Total revenues..............    $214,057       $183,913      $27,673      $(6,864)     $418,779
                                          ========       ========      =======      =======      ========
Gross profit..........................     120,092        102,946       11,920           --       234,958
Selling, general and admin............      64,021         64,401       11,489           --       139,911
Operating income......................      56,071         38,545          431           --        95,047
Depreciation and amortization.........       8,496          7,943        2,085           --        18,524
Interest income -- Sybron
  International.......................         682            170           --           --           852
Interest expense......................      17,071          8,828           --           --        25,899
Segment assets........................     250,020        231,997       63,560           --       545,577
Expenditures for property, plant and
  equipment...........................       6,412          5,038          518           --        11,968

     No customer accounted for more than 10% of net sales for the three reported periods.

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                         1998       1999       2000
                                                       --------   --------   --------
Net Sales:
United States:
  Customers..........................................  $216,463   $225,754   $253,461
  Inter-geographic...................................    14,357     14,527     17,399
                                                       --------   --------   --------
                                                        230,820    240,281    270,860
                                                       --------   --------   --------
Europe:
  Customers..........................................    84,363     86,975     83,624
  Inter-geographic...................................    53,052     42,497     44,802
                                                       --------   --------   --------
                                                        137,415    129,472    128,426
                                                       --------   --------   --------
All other areas:
  Customers..........................................    66,060     75,447     81,693
  Inter-geographic...................................    11,150     11,966     12,607
                                                       --------   --------   --------
                                                         77,210     87,413     94,300
Inter-geographic sales...............................   (78,559)   (68,990)   (74,807)
                                                       --------   --------   --------
          Total net sales............................  $366,886   $388,176   $418,779
                                                       ========   ========   ========
Net Property:
  United States......................................  $ 37,418   $ 38,628   $ 35,203
  Europe.............................................     3,727      3,763      3,297
  All other areas....................................    13,276     15,097     16,826
                                                       --------   --------   --------
          Total net property.........................  $ 54,421   $ 57,488   $ 55,326
                                                       ========   ========   ========

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

(16) SUBSEQUENT EVENTS

     Distribution. On December 11, 2000 the ("Distribution Date"), Sybron International completed the Spin-Off of SDS. Just prior to the Spin-Off, SDS paid a cash dividend of approximately $67,900 to Sybron International as well as a non-cash dividend equal to the net intercompany payable to SDS and its affiliates from Sybron International on the Distribution Date. On the Distribution Date, SDS borrowed approximately $375,000 under the SDS Credit Facility (approximately $307,100, the amount equal to the outstanding amounts under the Sybron International Credit Agreement attributable to SDS on the Distribution Date including accrued interest, plus the cash dividend of $67,900 from SDS to Sybron International). See note 7 regarding terms and amount of the SDS Credit Facility. In connection with the Distribution, 1,320,515 Sybron International employee stock options held by employees of SDS were exchanged for 2,331,214 SDS employee stock options.

     Shareholder Rights Plan. On December 8, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company outstanding upon consummation of the Distribution on December 11, 2000, or issued thereafter. Each Right initially will entitle stockholders to buy one one-hundredth of a share of a series of preferred stock for sixty-five dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they become exercisable and will expire on December 11, 2010, unless earlier redeemed by the Company for $.01 each, or exchanged by the Company as provided in the Rights Agreement.

     SDS Credit Facility. As a result of the Spin-Off, SDS was required to obtain its own credit facility, which was entered into on November 28, 2000 with initial funding taking place on December 11, 2000. For a description of the SDS Credit Facility, see Note 7.

     Sale/Leaseback. The Sybron International Sale/Leaseback was renegotiated as a result of the Spin-Off. The new agreement is not materially different from the previous agreement. For a description of the new agreement, see Note 7.

     Agreements Between Sybron International and SDS. In order to effect the Distribution, Sybron International and SDS entered into a number of interrelated agreements. These agreements define the ongoing relationship between the parties after the Distribution.

                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

(17) QUARTERLY FINANCIAL INFORMATION

                                    FIRST     SECOND     THIRD      FOURTH
                                   QUARTER   QUARTER    QUARTER    QUARTER    TOTAL YEAR
                                   -------   --------   --------   --------   ----------
                                                        (UNAUDITED)
1999
Net sales........................  $91,917   $ 96,612   $ 96,510   $103,137    $388,176
                                   =======   ========   ========   ========    ========
Gross profit.....................  $52,365   $ 57,169   $ 57,290   $ 58,796    $225,620
                                   =======   ========   ========   ========    ========
Net income.......................  $ 8,600   $ 11,133   $ 12,484   $ 15,077    $ 47,294
                                   =======   ========   ========   ========    ========
                                    FIRST     SECOND     THIRD      FOURTH
                                   QUARTER   QUARTER    QUARTER    QUARTER    TOTAL YEAR
                                   -------   --------   --------   --------   ----------
                                                        (UNAUDITED)
2000
Net sales........................  $93,364   $108,315   $104,986   $112,114    $418,779
                                   =======   ========   ========   ========    ========
Gross profit.....................  $54,099   $ 63,710   $ 60,643   $ 56,508    $234,958
                                   =======   ========   ========   ========    ========
Net income.......................  $ 9,963   $ 13,635   $ 11,275   $  6,724    $ 41,597
                                   =======   ========   ========   ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 31, 2001 (the "2001 Annual Meeting Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2001 Annual Meeting Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2001 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2001 Annual Meeting Proxy Statement under the captions "Election of Directors" or "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The combined financial statements of Sybron Dental Specialties, Inc. and its subsidiaries filed under Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   39
Combined Balance Sheets as of September 30, 1999 and 2000...   40
Combined Statements of Income for the years ended September
  30, 1998, 1999 and 2000...................................   41
Combined Statements of Stockholder's Equity for the Years
  ended September 30, 1998, 1999 and 2000...................   42
Combined Statements of Cash Flows for the years ended
  September 30, 1998, 1999 and 2000.........................   43
Notes to Combined Financial Statements......................   44

     2. Financial Statement Schedules.

     The following report and financial statement schedule should be read in conjunction with the combined financial statements set forth in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     Schedules other than those listed above are omitted because they are not applicable or because the required information is given in the combined financial statements and notes thereto.

     3. Exhibits and Exhibit Index.

     See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the year for which this report is filed.

     SDS did not become a reporting company under the Securities Exchange Act of 1934 until its registration statement on Form 10 became effective on November 9, 2000, but it has substantially the same assets, business and operations as the dental business segments of its former parent, Sybron International Corporation, about which Sybron International has reported segment data and other financial and narrative disclosures in its Exchange Act periodic reports for at least 12 months prior to the December 11, 2000 date of the Distribution.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     December 22, 2000

                                            SYBRON DENTAL SPECIALTIES, INC.

                                            By  /s/ FLOYD W. PICKRELL, JR.
                                             -----------------------------------
                                                   Floyd W. Pickrell, Jr.,
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
Principal Executive Officer:

             /s/ FLOYD W. PICKRELL, JR.                President and Chief           December 22, 2000
-----------------------------------------------------    Executive Officer
               Floyd W. Pickrell, Jr.

Principal Financial Officer and Principal Accounting
Officer:

                /s/ GREGORY D. WALLER                  Vice President -- Finance,    December 22, 2000
-----------------------------------------------------    Chief Financial Officer
                  Gregory D. Waller                      and Treasurer

All of the members of the Board of Directors:

                          *
-----------------------------------------------------
                    Dennis Brown

                          *
-----------------------------------------------------
                   Donald N. Ecker

                          *
-----------------------------------------------------
                  Robert W. Klemme

                          *
-----------------------------------------------------
                   James R. Parks

                          *
-----------------------------------------------------
               Floyd W. Pickrell, Jr.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                          *
-----------------------------------------------------
                 William E. B. Siart

                          *
-----------------------------------------------------
                  Kenneth F. Yontz

             *By: /s/ GREGORY D. WALLER                                              December 22, 2000
  -------------------------------------------------
                  Gregory D. Waller
 Attorney and Agent for each member of the Board of
 Directors of Sybron Dental Specialties, Inc. under
      Powers of Attorney dated December 8, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Sybron Dental Specialties, Inc.:

     On November 13, 2000, except as to note 16 to the combined financial statements which is as of December 11, 2000, we reported on the combined balance sheets of Sybron Dental Specialties, Inc. and Affiliates as of September 30, 1999 and 2000, and the related combined statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended September 30, 2000, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned combined financial statements, we also audited the related financial statement schedule as listed in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        /s/ KPMG LLP
                                            ------------------------------------
                                                          KPMG LLP

Milwaukee, Wisconsin
November 13, 2000

                                  SCHEDULE II
                 SYBRON DENTAL SPECIALTIES, INC. AND AFFILIATES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                   BALANCE AT
DESCRIPTION                              OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
-----------                             ----------   ----------   ----------   ----------   -----------
                                                                (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1998
Deducted from asset accounts:
  Allowance for doubtful
     receivables......................    $2,065      $ 1,878        $ 87(d)    $   416(a)    $3,614
                                          ======      =======        ====       =======       ======
  Inventory reserves..................    $4,793      $ 1,409        $ --       $ 1,778(b)    $4,424
                                          ======      =======        ====       =======       ======
Legal reserves........................    $1,247      $  (200)       $ --       $   501(c)    $  546
                                          ======      =======        ====       =======       ======
Restructuring reserve.................    $  473      $14,600        $ --       $10,036(e)    $5,037
                                          ======      =======        ====       =======       ======
YEAR ENDED SEPTEMBER 30, 1999
Deducted from asset accounts:
  Allowance for doubtful
     receivables......................    $3,614      $   819        $313(d)    $ 2,168(a)    $2,578
                                          ======      =======        ====       =======       ======
  Inventory reserves..................    $4,424      $ 5,317        $ --       $ 6,530(b)    $3,211
                                          ======      =======        ====       =======       ======
Legal reserves........................    $  546      $  (109)       $ --       $   153(c)    $  284
                                          ======      =======        ====       =======       ======
Restructuring reserve.................    $5,037      $(1,177)       $ --       $ 2,515(f)    $1,345
                                          ======      =======        ====       =======       ======
YEAR ENDED SEPTEMBER 30, 2000
Deducted from asset accounts:
  Allowance for doubtful
     receivables......................    $2,578      $   936        $ 16(d)    $ 1,474(a)    $2,056
                                          ======      =======        ====       =======       ======
  Inventory reserves..................    $3,211      $ 2,642        $ --       $ 1,506(b)    $4,457
                                          ======      =======        ====       =======       ======
Legal reserves........................    $  284      $   106        $ --       $   166(c)    $  224
                                          ======      =======        ====       =======       ======
Restructuring reserve.................    $1,345      $ 9,328        $ --       $ 8,270(g)    $2,403
                                          ======      =======        ====       =======       ======

---------------

Note: Above additions and deductions include the effects of foreign currency rate changes.

(a)  Non-collectable accounts written off, net of recoveries.

(b)  Inventory written off.

(c)  Net disbursements.

(d)  Reserves of acquired businesses.

(e) Net disbursements including write-offs of $4,600 and $1,300 for inventory and fixed assets, respectively.

(f)  Net disbursement including an adjustment of $1,200 for unused severance.

(g) Net disbursements, including write-off of $7,600 and $200 for inventory and fixed assets, respectively.

                        SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-16057)

                                 EXHIBIT INDEX
                                       TO
                        2000 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                   INCORPORATED HEREIN            FILED
NUMBER                 DESCRIPTION                          BY REFERENCE TO             HEREWITH
-------                -----------                        -------------------           --------
 2.1      Contribution Agreement, Plan and                                                 X
          Agreement of Reorganization and
          Distribution, dated as of November
          28, 2000, between Sybron
          International Corporation ("Sybron
          International"), the Registrant and
          Sybron Dental Management, Inc.
          (excluding the forms of the ancillary
          agreements attached thereto as
          exhibits, definitive copies of which
          are filed as Exhibits 2.2 through 2.8
          below)
 2.2      General Assignment, Assumption and                                               X
          Agreement Regarding Litigation,
          Claims and Other Liabilities, dated
          as of December 11, 2000, between
          Sybron International and the
          Registrant
 2.3      Trade Name Assignment and                                                        X
          Transitional Trade Name Use and
          License Agreement, dated as of
          December 11, 2000, between Sybron
          International and the Registrant
 2.4      Insurance Matters Agreement, dated as                                            X
          of December 11, 2000, between Sybron
          International and the Registrant
 2.5      Employee Benefits Agreement, dated as                                            X
          of December 11, 2000, between Sybron
          International and the Registrant
 2.6      Tax Sharing and Indemnification                                                  X
          Agreement, dated as of December 11,
          2000, between Sybron International
          and the Registrant
 2.7      Interim Administrative Services                                                  X
          Agreement, dated as of December 11,
          2000, between Sybron International
          and the Registrant
 2.8      Confidentiality and Nondisclosure                                                X
          Agreement, dated as of December 11,
          2000, between Sybron International
          and the Registrant

EXHIBIT                                                   INCORPORATED HEREIN            FILED
NUMBER                 DESCRIPTION                          BY REFERENCE TO             HEREWITH
-------                -----------                        -------------------           --------
 3.1      (a) Restated Certificate of            Exhibit 3.1 to Amendment No. 2 to the
          Incorporation of the Registrant        Registrant's Registration Statement
                                                 on Form 10/A filed on November 9,
                                                 2000 (File No. 1-16057) (the "Form
                                                 10/A No. 2")
          (b) Certificate of Designation,                                                  X
          Preferences and Rights of Series A
          Preferred Stock
 3.2      Bylaws of the Registrant               Exhibit 3.2 to the Form 10/A No. 2
 4.1      Restated Certificate of Incorporation  Exhibits 3.1 and 3.2 hereto and Bylaws of the Registrant
 4.2      Rights Agreement, dated as of          Exhibit 4 to the Registrant's Current
          December 8, 2000, between the          Report on Form 8-K dated December 8,
          Registrant and EquiServe Trust         2000 and filed on December 12, 2000
          Company, N.A., as Rights Agent,
          including the Form of Certificate of
          Designation, Preferences and Rights
          of Series A Preferred Stock (Exhibit
          A), Form of Rights Certificate
          (Exhibit B) and Form of Summary of
          Rights (Exhibit C)
 4.3      Credit Agreement dated as of November                                            X
          28, 2000 (the "Credit Agreement") by
          and among Sybron Dental Management,
          Inc. ("SDM"), the Subsidiary Swing
          Line Borrowers from time to time
          parties thereto, Kerr Corporation
          ("Kerr"), Ormco Corporation
          ("Ormco"), the Registrant, the
          institutions from time to time
          parties thereto as Lenders, ABN AMRO
          Bank N.V. (the "Administrative
          Agent"), The Chase Manhattan Bank, as
          Syndication Agent, the First Union
          National Bank, as Documentation Agent
 4.4      Guaranty dated as of December 11,                                                X
          2000 by SDM, Kerr, Ormco, Metrex
          Research Corporation ("Metrex") and
          Pinnacle Products, Inc. ("Pinnacle")
          in favor of the Administrative Agent
 4.5      Security Agreement dated as of                                                   X
          December 11, 2000 by the Registrant,
          SDM, Kerr, Ormco, Metrex and Pinnacle
          in favor of the Administrative Agent
 4.6      Pledge Agreement dated as of December                                            X
          11, 2000 by the Registrant, SDM,
          Pinnacle, LRS Acquisition Corp. and
          Kerr to the Administrative Agent

EXHIBIT                                                   INCORPORATED HEREIN            FILED
NUMBER                 DESCRIPTION                          BY REFERENCE TO             HEREWITH
-------                -----------                        -------------------           --------
 4.7      Patent Security Agreements dated as                                              X
          of December 11, 2000 by each of Kerr,
          Ormco, Pinnacle and Metrex in favor
          of the Administrative Agent
 4.8      Trademark Security Agreements dated                                              X
          as of December 11, 2000 by each of
          Kerr, Ormco, Pinnacle and Metrex in
          favor of the Administrative Agent
 4.9      Fee Mortgage dated as of December 11,                                            X
          2000 by Metrex in favor of the
          Administrative Agent
 4.10     Fee Mortgage dated as of December 11,                                            X
          2000 by Pinnacle in favor of the
          Administrative Agent
 4.11     Fee Mortgage dated as of December 11,                                            X
          2000 by Ormco in favor of the
          Administrative Agent
10.1*     2000 Long-Term Incentive Plan          Exhibit 10.1 to the Form 10/A No. 2
10.2*     Form of Nonqualified Stock Option                                                X
          Agreement under the 2000 Long-Term
          Incentive Plan
10.3*     2000 Outside Directors' Stock Option   Exhibit 10.2 to the Form 10/A No. 2
          Plan
10.4*     Form of Director Nonqualified Stock                                              X
          Option Agreement under the 2000
          Outside Directors' Stock Option Plan
10.5*     Senior Executive Incentive             Exhibit 10.3 to the Form 10/A No. 2
          Compensation Plan
10.6*     Form of Executive Employment           Exhibit 10.4 to the Form 10/A No. 2
          Agreement with executive officers
10.7*     Form of Indemnification Agreement for  Exhibit 10.5 to the Form 10/A No. 2
          directors and executive officers
10.8*     Promissory Note in favor of Sybron                                               X
          Dental Specialties, Inc. from Stephen
          J. Tomassi
10.9      Lease Agreement dated December 21,     Exhibit 10(bb) to Sybron
          1988 between CPA:7 and CPA:8, as       Corporation's Registration Statement
          landlord, and Ormco Corporation; as    on Form S-1 (No. 33-3324640)
          tenant
10.10     Lease Agreement dated December 21,     Exhibit 10(dd) to Sybron
          1988 between CPA:7 and CPA:8, as       Corporation's Registration Statement
          landlord, and Kerr Manufacturing       on Form S-1 (No. 33-24640)
          Company, as tenant
10.11     Tenant Agreement dated December 21,    Exhibit 10(rr) to Sybron
          1988 between New England Mutual Life   Corporation's Registration Statement
          Insurance Company, as lender, and      on Form S-1 (No. 33-24640) Form S-1
          CPA:7 and CPA:8, as landlord, and      (No. 33-24640)
          Ormco Corporation, as tenant

EXHIBIT                                                   INCORPORATED HEREIN            FILED
NUMBER                 DESCRIPTION                          BY REFERENCE TO             HEREWITH
-------                -----------                        -------------------           --------
10.12     Environmental Risk Agreement dated     Exhibit 10(xx) to Sybron
          December 21, 1988 from Sybron          Corporation's Registration Statement
          Corporation and Ormco Corporation, as  on Form S-1 (No. 33-24640)
          indemnitors, to New England Mutual
          Life Insurance Company, as lender,
          and CPA:7 and CPA:8, as Borrowers
10.13     Environmental Risk Agreement dated     Exhibit 10(zz) to Sybron
          December 21, 1988 from Sybron          Corporation's Registration Statement
          Corporation and Kerr Manufacturing     on Form S-1 (No. 33-24640)
          Company, as indemnitors, to New
          England Mutual Life Insurance
          Company, as lender, and CPA:7 and
          CPA:8, as Borrowers
21        Subsidiaries of the Registrant                                                   X
23        Consent of KPMG LLP                                                              X
24        Powers of Attorney of directors of                                               X
          the Registrant
27        Financial Data Schedule (fiscal year                                             X
          September 30, 2000)

---------------
* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.