Form 10-Q
period 2000-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2001-02-14
CIK 1121302

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2000

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                                -------------   -------------

Commission File Number: 1-16057

                         SYBRON DENTAL SPECIALTIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        33-0920985
               --------                                        ----------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

1717 West Collins Avenue, Orange, California                     92867
  (Address of principal executive offices)                     (Zip Code)

                                 (714) 516-7400
                                 --------------
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         At February 9, 2001, there were 35,110,456 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES




                Index                                                                            Page
----------------------------------                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, December 31, 2000
   and September 30, 2000                                                                          2

Consolidated Statements of Income for the three months
  ended December 31, 2000 and 1999                                                                 3

Consolidated Statements of Cash Flows for the three months ended
  December 31, 2000 and 1999                                                                       4

Notes to Unaudited Consolidated Financial Statements                                               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                                         11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                25

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          26

SIGNATURES                                                                                        27


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                          December 31,         September 30,
                                                                              2000                 2000
                                                                        ----------------       ------------

Current assets:
  Cash and cash equivalents.......................................        $    3,594           $    5,783
  Accounts receivable (less allowance for doubtful
    receivables of $2,205 and $2,056 at December 31, 2000 and
    September 30, 2000, respectively).............................            73,459               85,767
  Inventories (note 2)............................................            76,833               74,383
  Deferred income taxes...........................................             6,986                8,977
  Prepaid expenses and other current assets.......................             9,411                6,497
                                                                          ----------           ----------
       Total current assets.......................................           170,283              181,407
Advances and loans to Apogent.....................................                 -               77,762
Property, plant and equipment, net of accumulated depreciation of $68,878 and $66,800 at December 31, 2000 and
    September 30, 2000, respectively..............................            54,677               55,326
Intangible assets, net............................................           219,737              220,705
Deferred income taxes.............................................             3,391                3,410
Other assets......................................................            10,793                6,967
                                                                          ----------           ----------
       Total assets...............................................        $  458,881           $  545,577
                                                                          ==========           ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................        $    5,882           $   11,351
  Current portion of long-term debt...............................            22,050               21,761
  Income taxes payable............................................             4,033                1,698
  Income taxes payable to Apogent.................................                 -                3,982
  Accrued payroll and employee benefits...........................            11,734               13,780
  Restructuring reserve (note 4)..................................             1,892                2,403
  Deferred income taxes...........................................             3,286                3,225
  Accrued rebate..................................................             3,891                5,137
  Other current liabilities.......................................             6,886                6,539
                                                                          ----------           ----------
      Total current liabilities...................................            59,654               69,876
                                                                          ----------           ----------
Long-term debt (note 1)...........................................           353,459              298,482
Deferred income taxes.............................................            15,254               15,414
Other liabilities.................................................             8,826                8,835
Commitments and contingent liabilities:
  Stockholders' equity:
    Preferred stock, $.01 par value; authorized 20,000,000 shares,
     none outstanding.............................................                 -                    -
    Common stock, $.01 par value; authorized 250,000,000 shares,
    35,110,456 issued and outstanding at December 31, 2000........               351                    -
  Additional paid-in capital (note 1).............................            26,674              164,648
  Retained earnings...............................................             6,541                    -
  Accumulated other comprehensive income (loss)...................           (11,878)             (11,678)
                                                                          ----------           ----------
       Total stockholders' equity.................................            21,688              152,970
                                                                          ----------           ----------
       Total liabilities and stockholders' equity.................        $  458,881           $  545,577
                                                                          ==========           ==========



See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                          2000                   1999
                                                                          ----                   ----
Net sales.................................................               $97,501                $93,364
Cost of sales:
   Cost of product sold...................................                42,501                 39,238
   Amortization of purchase accounting adjustments........                    21                     27
                                                                       ---------             ----------
         Total cost of sales..............................                42,522                 39,265
                                                                       ---------             ----------

Gross profit..............................................                54,979                 54,099

Selling, general and administrative expenses..............                32,114                 29,467
Amortization of purchase accounting adjustments...........                 2,206                  2,038
                                                                       ---------             ----------
    Total selling, general and administrative expenses....                34,320                 31,505
                                                                       ---------             ----------

Operating income..........................................                20,659                 22,594
Other income (expense):
   Interest expense.......................................                (7,623)                (6,011)
   Amortization of deferred financing fees................                  (108)                   (68)
   Other, net.............................................                   (26)                   200
                                                                       ---------             ----------
Income before income taxes and extraordinary item.........                12,902                 16,715

Income taxes..............................................                 5,225                  6,752
                                                                       ---------             ----------

Income before extraordinary item..........................                 7,677                  9,963

Extraordinary item, net of tax (note 7)...................                  (498)                     -
                                                                       ---------             ----------

Net income................................................             $   7,179             $    9,963
                                                                       =========             ==========

Basic earnings per share: (note 6)
    Basic earnings per share before extraordinary item....                 $ .22
    Extraordinary item....................................                  (.02)
                                                                           -----
    Basic earnings per share..............................                 $ .20


Diluted earnings per share: (note 6)
    Diluted earnings per share before extraordinary item..                 $ .22
    Extraordinary item....................................                  (.02)
                                                                           -----
    Diluted earnings per share............................                 $ .20



See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                               Three Months Ended


                                                                                                      December 31,
                                                                                               2000                 1999
                                                                                              ------               ------

         Cash flows from operating activities:
          Net income................................................................        $   7,179            $   9,963
          Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation.............................................................            2,776                2,857
           Amortization.............................................................            2,206                2,038
           Loss on sales of property, plant and equipment...........................               26                   39
          Provision for losses on doubtful accounts.................................              239                   (1)
           Inventory provisions.....................................................              721                1,091
           Deferred income taxes....................................................            1,911                2,582
              Changes in assets and liabilities, net of effects of businesses acquired:
           Decrease in accounts receivable..........................................           12,159               12,088
           Increase in inventories..................................................           (2,205)              (3,481)
           Increase in prepaid expenses and other current assets....................           (2,914)              (3,042)
           Decrease in accounts payable.............................................           (5,469)              (2,014)
           Decrease in income taxes payable.........................................           (1,647)              (2,103)
           Decrease in accrued payroll and employee benefits........................           (2,046)              (2,853)
           Decrease in restructuring reserve........................................             (511)                (290)
           Decrease in other current liabilities...................................              (899)              (5,273)
           Net change in other assets and liabilities...............................            1,004                3,599
                                                                                           ----------            ---------
              Net cash provided by operating activities.............................           12,530               15,200
                                                                                           ----------            ---------

         Cash flows from investing activities:
           Capital expenditures.....................................................           (2,374)              (2,426)
           Proceeds from sales of property, plant, and equipment....................                3                  296
           Payments for businesses acquired, net of cash acquired...................           (1,442)              (4,209)
                                                                                           ----------            ---------
               Net cash used in investing activities................................           (3,813)              (6,339)
                                                                                           ----------            ---------

         Cash flows from financing activities:
          Proceeds  - credit facility...............................................          399,160               82,720
          Principal payments - credit facility......................................         (343,932)             (46,480)
          Proceeds - other long-term debt...........................................              118                    -
          Payments - other long-term debt...........................................              (80)              (2,962)
          Payment deferred financing fees...........................................           (5,374)                   -
          Payment of Apogent dividend...............................................          (67,927)                   -
          Capital contributions from Apogent........................................            4,612                4,209
          Cash received from exercise of stock option...............................                9                    -
          Net change in advances and loans to Apogent...............................            2,809              (45,564)
                                                                                           ----------            ---------
               Net cash used from financing activities..............................          (10,605)              (8,077)
                                                                                           ----------            ---------

         Effect of exchange rate changes on cash and cash equivalents...............             (301)              (1,456)
         Net increase (decrease) in cash and cash equivalents.......................           (2,189)                (672)
         Cash and cash equivalents at beginning of period...........................            5,783                6,090
                                                                                           ----------            ---------
         Cash and cash equivalents at end of period.................................       $    3,594            $   5,418
                                                                                           ==========            =========



See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  Three Months Ended
                                                                                                      December 31,
                                                                                               2000                 1999
                                                                                              ------               -----
         Supplemental disclosures of cash flow information:
          Cash paid during the period for interest..................................        $  5,945              $ 5,779
                                                                                            ========              =======
          Cash paid during the period for income taxes..............................        $  1,360              $ 3,319
                                                                                            ========              =======


         See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

Overview and Basis of Presentation

1. Sybron Dental Specialties, Inc. ("SDS" or the "Company") was incorporated in Delaware on July 17, 2000. Its principal subsidiary, Sybron Dental Management, Inc. ("SDM") (formerly known as Sybron Dental Specialties, Inc.), a Delaware corporation, located in Orange, California, was organized in 1993 when Apogent Technologies Inc. (formerly known as Sybron International Corporation), a Wisconsin corporation ("Apogent"), grouped the professional dental and orthodontics companies, Kerr Corporation and Ormco Corporation, under the SDM umbrella. Infection control products were added in 1995 with the acquisition of Metrex Research Corporation ("Metrex"). The subsidiaries of SDS market their products under brand names such as KERR(R), Belle(TM), Metrex(R), ORMCO(R) and "A" Company(R) Orthodontics, PINNACLE(R), DEMETRON(R) and AOA(TM), which are well recognized in the dental, orthodontics and infection control industries. SDS has three business segments: a) Professional Dental, b) Orthodontics and c) Infection Control Products.

     On December 11, 2000, Apogent spun-off its dental business by way of a pro rata distribution to its shareholders of all of the outstanding common stock and related preferred stock purchase rights of SDS (the "Spin-Off"). Apogent shareholders of record as of November 30, 2000 received one share of SDS common stock for every three shares of Apogent common stock they owned as of the record date. Prior to the Spin-Off, SDM was a direct wholly-owned subsidiary of Apogent. Immediately prior to the Spin-off, Apogent contributed all of the stock of SDM to SDS making SDS the owner of all of the outstanding stock of SDM. As used in these Notes to Unaudited Consolidated Financial Statements, the term "SDS" or the "Company" means Sybron Dental Management, Inc. for the periods prior to the Spin-Off and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Spin-Off.

     The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal quarters ended December 31, 1999 and December 31, 2000 are hereinafter referred to as "2000" and "2001", respectively.

     In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 4 and 7 below, all such adjustments were of a normal recurring nature. The results for the three-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's Annual Report (Form 10-K) for the fiscal year ended September 30, 2000. The results of the quarter ended December 31, 1999 and through December 11, 2000 are not reflective of SDS as a stand-alone entity, but as a subsidiary of Apogent. As a result of the Spin-Off, we incurred a significant amount of floating bank debt resulting in a net increase in long-term debt over the prior fiscal year quarter of approximately $55.2 million. The new debt was used to reduce part of the indebtedness to Apogent as of the date of the Spin-Off.

     The reduction in paid in capital reflects the payment of $67.9 million in dividends to Apogent as a result of the Spin-Off, and the reduction of capital of approximately $75 million representing a dividend in the form of a settlement of the intercompany balance with Apogent as a result of the Spin-Off.


     On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as modified by Statement of Financial Accounting Standards No. 137, and Statement of Financial Account Standards No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company has concluded that the adoption of these statements had no material impact on the Company's financial position or results of its operations at October 1, 2000. As of December 31, 2000 SDS has recorded a $0.1 million unrealized gain in other current assets and in other comprehensive income in the equity section related to an interest rate swap transaction entered into to hedge the cash flow payments on long-term debt.

Inventories

2. Inventories at December 31, 2000 and September 30, 2000 consist of the following:



                                                        December 31,                    September 30,
                                                           2000                               2000
                                                           ----                               ----
      Raw materials                                       $ 21,780                          $ 24,300
      Work-in-process                                       11,180                             8,410
      Finished goods                                        47,222                            44,749
      Excess and obsolescence reserves                      (4,235)                           (4,347)
      LIFO reserve                                             886                             1,271
                                                          --------                          --------
                                                          $ 76,833                          $ 74,383
                                                          ========                          ========


Acquisitions

3. In the first quarter of fiscal 2001, the Company completed two acquisitions for cash. The aggregate purchase price of the acquisitions, net of cash acquired (none of which individually or aggregated was significant), was approximately $1.4 million. Both of these acquisitions have been accounted for as purchases. The results of these acquisitions were included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $0.8 million and will be amortized over 10 to 20 years. Descriptions of the acquired companies are as follows:

 (a) On December 4, 2000 Ormco B.V., a subsidiary of SDS, completed the acquisition of certain assets of Optident, Ltd., located in West Yorkshire, England, the former exclusive authorized distributor of Ormco/"A" Company products in the United Kingdom. The orthodontic division of Optident recorded sales of approximately $1.9 million during its fiscal year ended March 31, 2000.

  (b) On December 8, 2000, Kerr Corporation, a subsidiary of SDS, acquired certain assets of the dental division of Special Metals Corporation. The Special Metals dental division was a contract manufacturer and supplier of alloys used in producing the alloy powders used in Kerr's Tytin(R) and Tytin(R) FC dental amalgams. Kerr purchased the patents, machinery and inventory related to the manufacturing of these alloys in order to assure continued access to this technology. The Special Metals dental division recorded sales of approximately $5.4 million during its fiscal year ended December 31, 1999.

Restructuring Charges

4. In June 1998, the Company recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

       In September 2000, the Company recorded a restructuring charge of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Control Products business segments, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco San Diego, California facility, and one located at the Ormco Amersfort in The Netherlands), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represents non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million are cash related charges for severance and contractual obligations. These combined charges are collectively referred to herein as the "2000 Special Charges". The closing and re-location of the Metrex facility to the Kerr Romulus, Michigan facility, the reduced working capital related to the exited products, and the headcount reductions at the Ormco facilities will save the Company approximately $1.7 million pre-tax on an annual basis, once completed. The reductions in headcount at the Ormco San Diego and Amersfort facilities and the product line exits were all completed in the first quarter of 2001. The Metrex facility move and closing is anticipated to occur in the third quarter of 2001, along with the majority of the cash charges.

    The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

                                               SHUT-DOWN     INVENTORY   FIXED              CONTRACTUAL
                                  LEASE        ------------  ----------  ------             -----------
                      SEVERANCE   PAYMENTS     COSTS         WRITE-OFF   ASSETS    TAX      OBLIGATIONS    OTHER     TOTAL
                      ---------   --------     ------------  ----------  -------   ---      -------------  -----     -----
                      (A)         (B)          (B)           (C)         (C)       (D)      (E)
                      ---         ---          ---          ------       ---       ---      ---
1998 Restructuring
charge                $   4,300   $    300     $    400     $  4,600    $  1,300  $    700     $    900   $  2,100   $ 14,600

1998 cash payments        1,800          -          100            -           -         -          300      1,400      3,600

1998 non-cash
charges                       -          -            -        4,600       1,300         -            -          -      5,900
                      ---------   --------     --------     --------    --------  --------     --------   --------   --------

September 30, 1998
balance               $   2,500   $    300     $    300     $      -    $      -  $    700     $    600   $    700   $  5,100


1999 cash payments        1,300        300          300            -           -         -          300        400      2,600
Adjustments (a)           1,200          -            -            -           -         -            -          -      1,200
                      ---------   --------     --------     --------    --------  --------     --------   --------   --------

September 30, 1999
balance               $       -   $      -     $     -      $      -    $      -  $    700     $    300   $    300   $  1,300

2000 cash payments            -          -           -             -           -         -          300        100        400
                      ---------   --------     --------     --------    --------  --------     --------   --------   --------

September 30, 2000
and December 31,
2000 balances         $       -   $     -      $      -     $      -    $      -  $    700     $      -   $    200   $    900
                      ---------   --------     --------     --------    --------  --------     --------   --------   --------


      The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

                                               SHUT-DOWN     INVENTORY   FIXED              CONTRACTUAL
                                  LEASE        ------------  ----------  ------             -----------
                      SEVERANCE   PAYMENTS     COSTS         WRITE-OFF   ASSETS    TAX      OBLIGATIONS    OTHER      TOTAL
                      ---------   --------     ------------  ----------  -------   ---      -------------  -----      -----
                      (A)         (B)          (B)           (C)         (C)       (D)      (E)
                      ---         ---          ---          ------       ---       ---      ---

2000 Restructuring
charge                $   1,300   $      -     $      -     $  7,600    $    200  $      -     $    100   $    100   $  9,300

2000 non-cash
charges                       -          -            -        7,600         200         -            -          -      7,800
                      ---------   --------     --------     --------    --------  --------     --------   --------   --------
September 30, 2000
balance                   1,300          -            -            -           -         -          100        100      1,500

Fiscal 2001 cash
payments                    350          -            -            -           -         -           50        100        500
                      ---------   --------     --------     --------    --------  --------     --------   --------   --------
December 31, 2000
balance               $     950   $      -     $      -     $      -    $      -  $      -     $     50   $      -   $  1,000
                      =========   ========     ========     ========    ========  ========     ========   ========   ========


(a) Amount represents the 1998 restructuring charge for severance and termination costs for approximately 165 employees (primarily sales and marketing personnel). As of December 31, 2000, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The 2000 restructuring charge represents severance and termination costs for approximately 65 employees who will be terminated (primarily at the Metrex, Parker, Colorado facility) as a result of the 2000 restructuring plan. During the quarter ended December 31, 2000, the Ormco San Diego and Amersfort terminations and severance payments associated with those terminations were completed under the 2000 restructuring plan.
(b)  Amount represents lease payments and shutdown costs on exited facilities.
(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
(e)  Amount represents certain terminated contractual obligations.

Segment Information

5. The Company's operating subsidiaries are engaged in the manufacture and sale of dental products in the United States and other countries. The Company's products are categorized in the following business segments: a) Professional Dental, b) Orthodontics and c) Infection Control Products.

     Information on these business segments is summarized on the following page:


                                                                                           INFECTION
                                                                                           CONTROL
                                                     PROFESSIONAL DENTAL  ORTHODONTICS     PRODUCTS     ELIMINATIONS     TOTAL SDS
                                                     -------------------  ------------     ---------    ------------     ---------
THREE MONTHS ENDED DECEMBER 31, 1999
Revenues:
 External customer                                        $ 47,605         $ 40,061         $  5,698     $      -         $ 93,364
 Intersegment (a)                                              146              598                -         (744)               -
  Total revenues                                            47,751           40,659            5,698         (744)          93,364
Gross profit                                                26,255           24,915            2,929            -           54,099
Selling, general and admin                                  13,815           15,272            2,418            -           31,505
Operating income                                            12,440            9,643              511            -           22,594
THREE MONTHS DECEMBER 31, 2000
Revenues:
  External customer                                         48,950           42,150            6,401            -           97,501
  Intersegment(a)                                              362            1,569                -       (1,931)               -
    Total revenues                                          49,312           43,719            6,401       (1,931)          97,501
Gross profit                                                26,723           25,214            3,042            -           54,979
Selling, general and admin                                  14,984           16,085            2,887            -           34,320
Operating income                                            11,739            8,813              107            -           20,659
Segment assets                                             188,429          203,580           66,872            -          458,881



--------------------
(a) Includes the elimination of intergroup activity in the three months ended December 31, 1999 and 2000.

     Earnings Per Share

6. The earnings per share ("EPS") calculations include certain assumptions due to the Spin-Off from Apogent taking place during the quarter ended December 31, 2000. The shares that were distributed due to the pro rata distribution were assumed to have been outstanding at the beginning of the quarter through the Spin-Off. The basic weighted average number of shares for the quarter ended December 31, 2000 was 35,108,688. Fully diluted shares are calculated using the treasury stock method. The average price assumed before November 28, 2000, the day SDS stock began trading on a when issued basis, was the opening trading price, or $13. For the period of November 28, 2000 through December 11, 2000, the SDS when issued trading price was used. The incremental fully diluted shares were calculated to be 335,144 and represent the dilutive effect of options outstanding as of December 31, 2000. We made no assumptions and have not disclosed EPS calculations for prior periods.

     Extraordinary Charges

7. The extraordinary item represents the SDS allocation of the write-off of Apogent's deferred financing fees associated with the termination of Apogent's credit agreement due to the Spin-Off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Sybron Dental Specialties, Inc. ("SDS" or the "Company") was spun off by way of a pro rata distribution on December 11, 2000 from Apogent. Our subsidiaries are leading manufacturers of value-added products for the Professional Dental, Orthodontics and Infection Control Products markets in the United States and abroad. The primary subsidiaries in each of our business segments are as follows:


    Professional Dental                                          Orthodontics
    -------------------                                          ------------

    Kerr Corporation, including its Demetron Division            Ormco Corporation, including its Analytic
                                                                   Endodontics Division
    Kerr Italia S.p.A.                                           Ormco B.V.
    Sybron Canada Limited's Beavers Dental Division              Ormodent Group
    Pinnacle Products, Inc.                                      Allesee Orthodontic Appliances, Inc.

    Infection Control Products

    Metrex Research Corporation, including its Alden Scientific
     Division




      Our goals are to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are: a focus on product innovation, ongoing cost reduction, and selective acquisitions while continuing to pursue a strategy of debt reduction.

      When we use the terms "we" or "our" in this report, we are referring to SDS and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 1999 and 2000, refer to the first quarters of fiscal 2000 and 2001, respectively.

      Sales for the quarter ended December 31, 2000 grew over the corresponding prior year period. Net sales for the first quarter of fiscal 2001 increased by 4.4% over the corresponding fiscal 2000 period. Operating income for the first quarter of fiscal 2001 decreased by 8.6% over the corresponding fiscal 2000 period, primarily due to an unfavorable currency impact, corporate overhead charges from Apogent, and general and administrative costs associated with being a stand-alone entity.

      Sales growth in the quarter was strong domestically. Domestic sales increased by 7.9% over the corresponding fiscal 2000 quarter. International sales growth was negatively impacted by the strengthening of the U.S. dollar, resulting in a decrease of 0.4% over the prior fiscal 2000 quarter. Without the negative currency effects, international sales growth would have been 11.5% over the corresponding fiscal 2000 period.

      We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed two acquisitions in the first quarter of fiscal 2001. (See Note 3 of Notes to the Unaudited Consolidated Financial Statements.)



      Substantial portions of our sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that manufacturing costs and other expenses of foreign subsidiaries are generally incurred in the same currencies in which sales are generated. Such effects of foreign currency fluctuations are also mitigated by the fact that such subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

         From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. As of December 31, 2000 we have not entered into any such currency hedges.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000
COMPARED TO THE QUARTER ENDED DECEMBER 31, 1999



     NET SALES

                                       FISCAL        FISCAL      DOLLAR        PERCENT
NET SALES: (IN THOUSANDS)               2000          2001       CHANGE        CHANGE
-------------------------               ----          ----       ------        ------

  Professional Dental                $ 47,605      $ 48,950     $  1,345           2.8 %
  Orthodontics                         40,061        42,150        2,089           5.2 %
  Infection Control Products            5,698         6,401          703          12.3 %
                                     --------      --------     --------      --------
  Total Net Sales                    $ 93,364      $ 97,501     $  4,137           4.4 %
                                     ========      ========     ========      ========

    Overall Company. Net sales for the first quarter of fiscal 2001, ended December 31, 2000 increased by $4.1 million or 4.4% from the corresponding fiscal 2000 quarter.

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from (a) increased net sales of new products (approximately $1.4 million), (b) net sales of products from acquired companies (approximately $1.4 million), (c) increased volume of existing products (approximately $0.3 million), and (d) reduced rebate expense (approximately $0.3 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $2.1 million).

    Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from (a) increased net sales of new products (approximately $3.3 million), (b) net sales of products from acquired companies (approximately $0.8 million), and (c) increased volume of existing products (approximately $0.6 million). Unfavorable foreign currency fluctuations (approximately $2.5 million) and increased rebate expense (approximately $0.1 million) partially offset the increase in net sales.

    Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of existing products (approximately $0.7 million).

    GROSS PROFIT



                                      FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
GROSS PROFIT: (IN THOUSANDS)           2000         SALES         2001        SALES         CHANGE       CHANGE
----------------------------           ----         -----         ----        -----         ------       ------

  Professional Dental                $  26,255      55.2%      $  26,723      54.6%       $     468        1.8 %
  Orthodontics                          24,915      62.2%         25,214      59.8%             299        1.2 %
  Infection Control Products             2,929      51.4%          3,042      47.5%             113        3.9 %
                                     --------- ---------       ---------  --------        ---------  ---------
 Total Gross Profit                  $  54,099      57.9%      $  54,979      56.4%       $     880        1.6 %
                                     ========= =========       =========  ========        =========  =========




    Overall Company. Gross profit for the quarter ended December 31, 2000 increased by $0.9 million or 1.6% from the corresponding fiscal 2000 period.

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) the effects of an acquired company (approximately $0.9 million), (b) increased unit volume relating to new products (approximately $0.8 million), (b) inventory reserve adjustments (approximately $0.6 million, of which $0.7 million is related to physical inventory adjustments, a $0.2 million favorable standard cost adjustment, partially offset by $0.2 million increased royalty expense and $0.1 million increased LIFO provisions), (c) decreased rebate expense (approximately $0.3 million), and (d) increased volume of existing products (approximately $0.2 million). Higher gross profit was partially offset by (a) an unfavorable exchange rate effect (approximately $1.2 million, (b) increased expenses related to product mix (approximately $0.7 million), and (c) unfavorable manufacturing variances (approximately $0.4 million).


    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased volume in new products (approximately $2.0 million), (b) favorable manufacturing variances (approximately $0.6 million),
(c) acquisition related volume (approximately $0.4 million), (d) increased volume of existing products (approximately $0.4 million) and (e) a favorable product mix (approximately $0.3 million). These favorable increases were partially offset by the effect of the unfavorable foreign exchange rate (approximately $2.5 million), inventory reserve adjustments (approximately $0.8 million, of which $0.3 million is attributed to obsolescence, $0.3 million to increased royalties, and $0.2 million to LIFO reserves), increased rebate expense (approximately $0.1 million).

    Infection Control Products. Gross profit in the Infection Control Products segment increased due to increased sales volume of approximately $0.3 million, partially offset by manufacturing variances (approximately $0.2 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


   SELLING GENERAL AND ADMINISTRATIVE      FISCAL   PERCENT OF      FISCAL     PERCENT OF    DOLLAR       PERCENT
   EXPENSES: (IN THOUSANDS)                 2000      SALES          2001         SALES      CHANGE       CHANGE
   -----------------------                  ----      -----          ----         -----      ------       ------
     Professional Dental                   13,815      29.0%         14,984       30.6%         1,169       8.5%

     Orthodontics                          15,272      38.1%         16,401       38.9%         1,129       7.4%
     Infection Control Products             2,418      42.4%          2,935       45.9%           517      21.4%
                                          -------                   -------                  --------
    Total Selling General and
     Administrative Expenses              $31,505      33.7%        $34,320       35.2%      $  2,815       8.9%
                                          =======     =====         =======                  ========      ====


    Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2000 increased by $2.8 million or 8.9% from the corresponding fiscal 2000 quarter. This was primarily due to $0.7 million of Apogent charges for certain corporate functions now handled by SDS as a result of the Spin-Off. It was also caused by the assumption of additional costs of being a stand-alone entity instead of a subsidiary of Apogent.

     Charges allocated to SDS by Apogent for general and administrative expenses for the quarter ended December 31, 2000 were approximately $0.7 million. These charges were allocated by Apogent and represent tax, legal and other corporate overhead expenses incurred by Apogent (prior to the Spin-Off). Without these tax effected charges, the basic and fully diluted EPS would have been approximately $ .01 higher.

    Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) higher general and administrative charges (approximately $0.9 million), (b) increased selling and marketing expenses (approximately $0.3 million), (c) increased research and development expenses (approximately ($0.2 million), (d) additional expenses related to acquisitions (approximately $0.1 million), and (e) increased amortization expense (approximately $0.1 million). These increases were partially offset by a decrease in expenses related to foreign currency fluctuations (approximately $0.4 million).


    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $0.9 million) (b) increased selling and marketing expenses (approximately $0.7 million), and (c) higher selling, general and administrative expenses related to acquisitions (approximately $0.1 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by a decrease in expenses related to foreign currency fluctuations (approximately $0.6 million).


    Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from increased marketing expenses (approximately $0.4 million) and increased general and administrative expenses (approximately $0.1 million).

    OPERATING INCOME


                                         FISCAL      PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
   OPERATING INCOME: (IN THOUSANDS)       2000         SALES         2001        SALES         CHANGE       CHANGE
   --------------------------------       ----         -----         ----        -----         ------       ------
     Professional Dental                12,440          26.1%       11,739        24.0%          (701)         (5.6)%

     Orthodontics                        9,643          24.1%        8,813        20.9%          (830)         (8.6)%

     Infection Control Products            511           9.0%          107         1.7%          (404)        (79.1)%
                                       -------                     -------                    -------
   Total Operating Income              $22,594          24.2%      $20,659        21.2%       $(1,935)         (8.6)%
                                       =======         =====       =======        ====        =======         =====


    As a result of the foregoing, operating income in the first quarter of fiscal 2001 decreased by 8.6% or $1.9 million below operating income in the corresponding quarter of fiscal 2000.

    INTEREST EXPENSE

    Interest expense was $7.6 million in the first quarter of fiscal 2001, an increase of $1.6 million from the corresponding fiscal 2000 quarter. The increase resulted from a higher average debt balance in 2001 and a higher average interest rate due to the SDS Credit Facility (as defined in the "Liquidity and Capital Resources" section below).

    INCOME TAXES

    Taxes on income before the extraordinary item in the first quarter of fiscal 2001 were $5.2 million, a decrease of $1.5 million from the corresponding 2000 quarter. The decrease resulted primarily from lower taxable earnings.

    INCOME BEFORE EXTRAORDINARY ITEM

    As a result of the foregoing we had income before extraordinary item of $7.7 million in the first quarter of fiscal 2001, as compared to $10.0 million in the corresponding 2000 period.

    EXTRAORDINARY ITEM

    Due to the Spin-Off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to SDS. The incremental EPS effect was $ .02 per share on both a basic and fully diluted basis.

    NET INCOME

    As a result of the foregoing, we had net income of $7.2 million in the first quarter of fiscal 2001, as compared to net income of $10.0 million in the corresponding 2000 period.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the acquisition of Apogent's predecessor in 1987 and the acquisitions we have completed since 1987, the carrying value of certain tangible and intangible assets were increased consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill.

    Prior to the Spin-Off, our capital requirements arose principally from our allocation of the indebtedness incurred in connection with the permanent financing for the 1987 acquisition of the predecessor to Apogent and subsequent refinancings, obligations to pay rent under the Sale/Leaseback facility (as defined herein), working capital needs (primarily related to inventory and accounts receivable), capital expenditures (primarily related to purchases of machinery, the purchase of various businesses and product lines in execution of our acquisition strategy), payments to be made in connection with our restructuring activities in 1998 and 2000, and the periodic expansion of physical facilities. Other than the capital requirements related to the permanent financing for the 1987 acquisition of Apogent's predecessor, we expect our future capital requirements to be similar to those prior to the Spin-Off. In addition, we required capital to service bank debt and related interest allocated to us in the Spin-Off in the amount of $307.1 million. It is currently our intent to de-leverage and continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders and considering the level of debt and interest. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of the our Credit Facility (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

    The statement contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition and de-levering strategies are forward-looking statements. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our credit facility and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

    Approximately $12.5 million of cash was generated from operating activities in the first quarter of fiscal 2001, as compared to approximately $15.2 from the same period of the prior year. The decrease in cash flows resulted primarily from lower earnings of approximately $2.8 million. Approximately $3.8 million of cash was used in investing activities in the first quarter of 2001, a decrease of $2.5 million, or 39.8%, from the same period of fiscal 2000 (primarily due to lower payments for acquisitions over the prior year period of approximately $2.8 million). Approximately $10.6 million of cash was used in financing activities, primarily from: (a) dividends paid to Apogent (approximately $67.9 million), and (b) the payment of deferred financing fees (approximately $5.4 million), partially offset by: (a) a net increase in borrowings under the credit facilities (approximately $55.2 million), (b) capital contributions from Apogent (approximately $4.6 million), and (c) an decrease in advances to Apogent prior to the Spin-Off (approximately $2.8 million).

    CREDIT FACILITIES: Historically, the operations of SDS have been funded through the credit facilities managed by Apogent (the "Apogent Credit Facilities"). Certain affiliates of SDS have been obligors under Apogent Credit Facilities and as such, Apogent has historically recorded a portion of the debt outstanding and related interest under these facilities at SDS or its affiliates. At September 30, 2000, approximately $311.8 million of the borrowings under the Apogent Credit Facilities, consisting of term loan facilities (the "Old Tranche A Term Loan" and "Old Tranche B Term Loan") and a revolving credit facility (the "Old Revolving Credit Facility") were recorded at SDS and its affiliates. Under the Old Tranche A Term Loan, SDS and its affiliates had $69.5 million outstanding at September 30, 2000. Under the Old Tranche B Term Loan, SDS and its affiliates had $119.7 million outstanding at September 30, 2000. Under the Old Revolving Credit Facility, SDS and its affiliates had $122.6 million outstanding at September 30, 2000. The cash flows of SDS have been substantially affected by the historical debt (and related interest expense) and by charges related to an allocation of corporate operating expenses by Apogent to SDS. Interest expense at SDS was, $6.0 million, and $7.6 million during the quarters ended December 31, 1999 and 2000, respectively. Apogent corporate operating expenses charged to SDS were $1.1 million, and $0.7 million during the quarters ended December 31, 1999 and 2000, respectively. The interest expense and corporate operating expense charges are not necessarily indicative of the interest charges and corporate operating expenses that would have been incurred by SDS if SDS had been an independent company during the periods presented. During the first quarter of 2001, SDS assumed stand-alone corporate expenses, as well as incurring corporate charges from Apogent. Borrowed funds after the Spin-Off have higher interest rates than those historically recorded at SDS by Apogent. Since the Spin-Off, SDS has been responsible for the expenses of being a public company.

    Under the new SDS credit facility (the "SDS Credit Facility") put in place for the Spin-Off, SDS together with certain of its subsidiaries obtained a credit facility, which allows for borrowings up to $450 million from ABN AMRO Bank N.V. and certain other lenders. The SDS Credit Facility is comprised of a $150 million five year tranche A term loan (the "Tranche A Term Loan"), a $150 million seven year tranche B term loan (the "Tranche B Term Loan"), under which Kerr and Ormco are borrowers (the "Term Loan Borrowers"), and a five year revolving credit facility up to $150 million (the "Revolving Credit Facility), under which SDM is the borrower.

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

    The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. The highest percentage on the grid is applicable through June 30, 2001. Repayments under the Tranche B Term Loan are due in quarterly installments beginning on March 31, 2001. Amounts due in fiscal 2001, 2002, 2003, 2004, 2005, 2006, and 2007 are
$1.125 million, $1.5 million, $1.5 million, $1.5 million, $1.5 million, $53.812 million and $71.25 million, respectively, with the final payment of $17.813 million due in November 2007.

    Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDM pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging between .375% to .5% depending on certain financial ratios. Until June 30, 2001, the Company pays the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits.

    The SDS Credit Facility contains numerous financial and operating covenants, including, among other things: restrictions on investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens, or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at December 31, 2000.

    All interest on the historical books of SDS under the Apogent Credit Facilities was at floating rates, primarily based on the Eurodollar rates and, as such, SDS was exposed to fluctuation in Eurodollar rates. SDS has not historically mitigated that risk through derivative instruments. The SDS Credit Facility is anticipated to use primarily the Eurodollar rates provided the rates are more favorable to the Company. Under the SDS Credit Facility, SDS was required to have interest rate protection within 60 days for a minimum of 50% of the of the amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years. SDS has met this obligation.

    The SDS Credit Facility is secured by domestic real and personal property assets, and a pledge of capital stock of SDM, Kerr, and Ormco, and certain material domestic and foreign SDS subsidiaries.

    As a result of the terms of the SDS Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of

December 31, 2000, the Company had one interest rate swap outstanding with a forward start of January 16th, 2001 aggregating a notional amount of $70 million. Additional interest rate swaps were placed in January 2001, aggregating an additional notional amount of $80 million, one with a forward start of February 16, 2001 and the others with a forward start of March 30, 2001. Under the terms of the swap agreements, the Company is required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, the Company receives floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swap expiration dates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar Rate Margin. The swap agreement rates and durations are as follows:



    EXPIRATION DATE        NOTIONAL AMOUNT     SWAP AGREEMENT DATE         SWAP AGREEMENT RATE      SWAP EFFECTIVE DATE
    ---------------        ---------------     -------------------         -------------------      -------------------
    January 18, 2005         $70 million        December 22, 2000               5.7825%              January 16, 2001
    February 16, 2005        $10 million        January 24, 2001                5.6940%              February 16, 2001
    March 31, 2005           $35 million        January 2, 2001                 5.6500%              March 30, 2001
    March 31, 2005           $35 million        January 2, 2001                 5.5800%              March 30, 2001


    We intend to fund our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolving Credit Facility. To the extent that funds are not available from those sources, particularly with respect to our acquisition strategy, we would have to raise additional capital.

    The Revolving Credit Facility provides up to $150 million in available credit. At December 31, 2000, there was approximately $83.0 million of available credit under the Revolving Credit Facility. The Tranche A Term Loan and the Tranche B Term Loan were fully drawn at December 31, 2000 at $150 million each.

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

    The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period will be capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the Spin-Off, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $.15 million per year, and provides SDS the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

    The Company pays all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, SDS unconditionally guarantees each of the leases.

    The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. The Company may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.





CAUTIONARY FACTORS

    This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "continue", "estimate", "expect", "goal", "objective", "outlook" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

    - We have incurred a significant amount of floating rate bank debt as a result of the Spin-Off, which we may be unable to service or as to which we may be adversely affected by increases in interest rates. At the time of the Spin-Off, we had $375 million in bank debt, including $68 million of new debt used to reduce the indebtedness of Apogent. This level of indebtedness could have significant consequences, including; limiting the cash flow available for working capital, capital expenditures, acquisitions and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; limiting our ability to obtain additional financing in the future for working capital or other purposes; and limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

    - A large portion of our revenue is generated outside the United States and we have significant operations outside the United States. We are therefore subject to factors affecting our international operations, including relevant foreign currency exchange rates, which can affect the cost to produce our products or the ability to sell our products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include our ability to obtain effective hedges against fluctuations in currency exchange rates; foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; risks associated with having major manufacturing facilities located in countries, such as Mexico and Italy, which have historically been less stable than the Untied States in several respects, including fiscal and political stability; and risks associated with any economic downturn in other countries.

    - Some of our growth over the past several years has been achieved through our acquisition program, which has generated 24 acquisitions from 1993 through December 31, 2000. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our acquisition strategy and to be successful with that strategy. These factors include our ability to raise capital beyond the capacity of our credit facilities or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates and the relatively small size of such candidates, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting form acquisitions.

    - Our reliance on major independent distributors for a substantial portion of our sales subjects our sales performance to volatility in demand if distributor inventories get out of balance with end user demand. This can happen when distributors merge or consolidate, or when inventories are not managed to end-user demand.

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

    - There is a risk of strikes or other labor disputes at our locations, which are unionized or are subject to national contracts, which could affect our operations.

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

    - We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly written documents.

    RISK FACTORS RELATING TO SEPARATING SDS FROM APOGENT

    - If large amounts of SDS stock are sold on the trading markets, the price of SDS stock could decline significantly. Approximately 35.1 million shares of SDS stock were distributed to the Apogent stockholders, representing all of the outstanding shares of SDS stock at the date of the Spin-Off. Substantially all of the shares of SDS stock are eligible for immediate resale on the public market. Possible reasons for an increase in sale activity of SDS stock include that the investment criteria of certain investment funds and other large holders of Apogent shares may dictate or suggest an immediate sale of the SDS stock received by them. For example, certain investment funds use total market capitalization, industry sector and other financial measures as criteria upon which they select or hold stocks. To the extent that SDS stock does not meet their criteria, the investment funds may decide, or even be required by their governing policies, to sell SDS shared received in the Spin-Off.

    - SDS' common stock had no trading market prior to the Spin-Off, and there can be no assurance as to the prices at which SDS' common stock will trade. Until an orderly market develops for SDS common stock, the prices at which SDS stock trades may fluctuate significantly. Prices for SDS common stock will be determined in the trading markets and may be influenced by many factors.

    - The separation of SDS from Apogent poses new financial and operational risks. As a result of the Spin-Off, SDS owns and operates the dental business and as such, lacks a recent operating history as a stand-alone entity. SDS is also smaller and less diversified than was Apogent prior to the Spin-Off. The future performance and cash flows of each company will be subject to prevailing economic conditions in its own markets and to financial, business and other factors affecting its own business operations, including factors beyond its control.

    - SDS may be required to satisfy certain indemnification obligations to Apogent, or may not be able to collect on indemnification rights from Apogent. Under the terms of the Spin-Off, SDS and Apogent and their respective U.S. subsidiaries have each agreed to indemnify the other (and related parties) from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether SDS will have substantial indemnification obligations to Apogent and its affiliates after the Spin-Off. We also cannot be assured in the event that Apogent has substantial indemnification obligations to SDS and our affiliates, Apogent will have the ability to satisfy those obligations.

    - If SDS does not comply with the conditions to the IRS ruling, the distribution of SDS stock could be taxable. Apogent has received rulings from the IRS that, for federal income tax purposes, certain internal restructurings necessary to effect the Spin-Off will be tax-free to the SDS stockholders. These rulings are subject to the continuing validity of factual representations made to the IRS and assumptions and conditions set out in the ruling request. In order to assure that the distribution of SDS stock will continue to be tax-free, Apogent and SDS have also agreed to certain restrictions on their future actions for a period of time following the Spin-Off.

      Except as may be required by applicable securities laws or regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

    We are exposed to market risk from changes in foreign currency exchange rates and interest rates. To reduce our risk from these foreign currency rate and interest rate fluctuations, we occasionally enter into various hedging transactions. We do not anticipate material changes to our primary market risks other than fluctuations in magnitude from increased or decreased foreign currency denominated business activity or floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

FOREIGN EXCHANGE

    We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the Euro, Australian dollar and the Japanese Yen values versus the U.S. dollar. Hedging may be accomplished by the use of foreign currency options, and the gain or loss on these options would be used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions may be accomplished with options that expire on or near the maturity date of the anticipated transactions. As of December 31, 2000 we had no foreign currency hedges in place.

    In 2001, we expect our exposure from our primary foreign currencies to approximate the following:



                                                            ESTIMATED
                                                      EXPOSURE DENOMINATED      ESTIMATED
                                                       IN THE RESPECTIVE        EXPOSURE
                                 CURRENCY               FOREIGN CURRENCY     IN U.S. DOLLARS
                                 --------               ----------------     ---------------
                                                                  (IN THOUSANDS)
                            Euro (EUR)...............       51,000 EUR          $45,000
                            Japanese Yen (JPY).......      911,000 JPY          $ 8,400
                            Australian Dollar (AUD)..       13,000 AUD          $ 7,100

     As a result of these anticipated exposures, SDS plans to review the cost and benefit of protecting itself from possible detrimental effects of foreign currency fluctuations.

INTEREST RATES


     We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar rate loans concurrently with the rates applying to the swap agreements. At December 31, 2000 we had floating rate debt of approximately $367.0 million of which a total of $70 million was covered under our interest rate swap agreement. Under our new SDS Credit Facility the net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar rate margin. In the first quarter of fiscal 2001, the Tranche A and Revolver Eurodollar rate margins were 2.75%. The Tranche B Eurodollar rate margin was 3.75%. The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar rate and the effect of the interest rate swap which reduce that risk. The model assumes a) a base Eurodollar rate of 6.40% (the "Eurodollar Base Rate") which approximates the December 31, 2000 three month Eurodollar rate, b) the Company's floating rate debt is equal to its December 31, 2000 floating rate debt balance of $367 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Base Rate + 315 basis points, d) the Company has an interest rate swaps with notional amounts of $150 million, all assumed to be in place as of January 1, 2001 (please see schedule in "Liquidity and Capital Resources" above for actual effective dates), and e) the Eurodollar Base Rate varies by 10% of the Base Rate.



                                      INTEREST EXPENSE INCREASE FROM A 10%      INTEREST EXPENSE DECREASE FROM A 10%
INTEREST RATE EXPOSURE                INCREASE IN THE EURODOLLAR BASE RATE      DECREASE IN THE EURODOLLAR BASE RATE
----------------------                ------------------------------------      ------------------------------------
Without interest rate swaps:                    $3.5 million                               ($3.5 million)
With interest rate swaps:                       $2.1 million                               ($2.1 million)


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Quorum

    The Company, a Delaware corporation, held its Annual Meeting of Stockholders on January 31, 2001. A quorum was present at the Annual Meeting, with 28,397,937 shares out of a total of 35,108,649 shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal:       To elect three directors to serve as Class I Directors until the
                2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

    The stockholders voted to elect Floyd W. Pickrell, Jr., William E. B. Siart and James R. Parks to serve as Class I directors until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:



                                      Mr. Pickrell          Mr. Siart            Mr. Parks
                For                    28,030,894           28,029,759           28,029,956
                Withheld From            367,042              368,178             367,981

    The terms of office as directors of Kenneth F. Yowtz, Dennis B. Brown, Robert W. Klemme, and Donald Ecker continued after the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS:



           See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

     (b)   REPORTS ON FORM 8-K:

           On December 12, 2000, a report on Form 8-K, dated December 8, 2000, was filed to report, under Item 5, the adoption of a stockholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYBRON DENTAL SPECIALTIES, INC
                                            ------------------------------
                                            (Registrant)



Date:  February 14, 2001                    /s/  GREGORY D. WALLER
---------------------------                 ----------------------
                                            Gregory D. Waller
                                            Vice President - Finance, Chief
                                            Financial Officer & Treasurer*



                                            *   executing as both the principal
                                                financial officer and the duly
                                                authorized officer of the
                                                Company.

                         SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-16057)

                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000


                                                                               INCORPORATED
    EXHIBIT                                                                      HEREIN BY                  FILED
    NUMBER                         DESCRIPTION                                 REFERENCE TO                HEREWITH
      2.1           Contribution Agreement, Plan and Agreement of            Exhibit 2.1 to the
                    Reorganization and Distribution, dated as of             Registrants Form 10-K
                    November 28, 2000, between Sybron International          for the fiscal year ended
                    Corporation ("Sybron International"), the                September 30, 2000 (the
                    Registrant and Sybron Dental Management, Inc.            "2000 10-K")
                    (excluding the forms of the ancillary agreements
                    attached thereto as exhibits, definitive copies of
                    which are filed as Exhibits 2.2 through 2.8 below)

      2.2           General Assignment, Assumption and Agreement             Exhibit 2.2 to the 2000
                    Regarding Litigation, Claims and Other                   10-K
                    Liabilities, dated as of December 11, 2000,
                    between Sybron International and the Registrant

      2.3           Trade name Assignment and Transitional Trade Name        Exhibit 2.3 to the 2000
                    Use and License Agreement, dated as of December          10-K
                    11, 2000, between Sybron International and the
                    Registrant

      2.4           Insurance Matters Agreement, dated as of December        Exhibit 2.4 to the 2000
                    11, 2000, between Sybron International and the           10-K
                    Registrant

      2.5           Employee Benefits Agreement, dated as of December        Exhibit 2.5 to the 2000
                    11, 2000, between Sybron International and the           10-K
                    Registrant

      2.6           Tax Sharing and Indemnification Agreement, dated         Exhibit 2.6 to the 2000
                    as of December 11, 2000, between Sybron                  10-K
                    International and the Registrant

      2.7           Interim Administrative Services Agreement, dated         Exhibit 2.7 to the 2000
                    as of December 11, 2000, between Sybron                  10-K
                    International and the Registrant

      2.8           Confidentiality and Nondisclosure Agreement, dated       Exhibit 2.8 to the 2000
                    as of December 11, 2000, between Sybron                  10-K
                    International and the Registrant