Form 10-Q
period 2001-03-31
SYBRON DENTAL SPECIALTIES INC
filed 2001-05-11
CIK 1121302

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from to

Commission File Number: 1-16057

                         SYBRON DENTAL SPECIALTIES, INC.

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

                                 (714) 516-7400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No

         At May 3, 2001, there were 35,182,375 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

         INDEX                                                                                                     PAGE
------------------------------                                                                                     -----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets, March 31, 2001 and September 30, 2000................................................     2

Consolidated Statements of Income for the three and six months ended March 31, 2001 and 2000......................     3

Consolidated Statement of Stockholders' Equity for the six months ended March 31, 2001............................     4

Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000............................     5

Notes to Unaudited Consolidated Financial Statements..............................................................     6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................    24

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................    25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................................................................    25

SIGNATURES .....................................................................................................      26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         March 31,     September 30,
                                                                                           2001            2000
                                                                                         ---------     -------------
                                     ASSETS
Current assets:
  Cash and equivalents.............................................................      $  2,873        $  5,783
  Accounts receivable (less allowance for doubtful receivables of $2,140 and
       $2,056 at March 31, 2001 and September 30, 2000, respectively)..............        83,108          85,767
  Inventories (note 2).............................................................        79,080          74,383
  Deferred income taxes............................................................         7,535           8,977
  Prepaid expenses and other current assets........................................        12,103           6,497
                                                                                         --------        --------
    Total current assets...........................................................       184,699         181,407
Advances and loans to Apogent......................................................            --          77,762
Property, plant and equipment, net of accumulated depreciation of $71,611 and
     $66,800 at March 31, 2001 and September 30, 2000, respectively................        54,600          55,326
Intangible assets, net.............................................................       217,415         220,705
Deferred income taxes..............................................................         4,662           3,410
Other assets.......................................................................        11,468           6,967
                                                                                         --------        --------
    Total assets...................................................................      $472,844        $545,577
                                                                                         ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................     $ 12,614         $ 11,351
  Current portion of long-term debt................................................       23,444           21,761
  Income taxes payable.............................................................        7,133            1,698
  Income taxes payable to Apogent..................................................           --            3,982
  Accrued payroll and employee benefits............................................       13,458           13,780
  Restructuring reserve (note 4)...................................................        1,883            2,403
  Deferred income taxes............................................................        3,770            3,225
  Accrued rebate...................................................................        1,854            5,137
  Other current liabilities........................................................        8,076            6,539
                                                                                        --------         --------
    Total current liabilities......................................................       72,232           69,876
Long-term debt (note 1)............................................................      344,309          298,482
Deferred income taxes..............................................................       15,161           15,414
Other liabilities..................................................................       12,231            8,835
Commitments and contingent liabilities:
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding..           --               --
  Common stock, $.01 par value; authorized 250,000,000 shares, 35,174,181
    issued and outstanding at March 31, 2001.......................................          352               --
Additional paid-in capital (note 1)................................................       24,037          164,648
Retained earnings..................................................................       17,706               --
Accumulated other comprehensive loss...............................................      (13,184)         (11,678)
                                                                                        --------         --------
    Total stockholders' equity.....................................................       28,911          152,970
                                                                                        --------         --------
    Total liabilities and stockholders' equity.....................................     $472,844         $545,577
                                                                                        ========         ========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended              Six Months Ended
                                                                         March 31,                     March 31,
                                                                   2001          2000             2001           2000
                                                                ----------    ----------        ---------      ---------
    Net sales.................................................  $  111,721    $  108,315       $  209,222     $  201,679
     Cost of sales:
         Cost of product sold.................................      48,785        44,578           91,286         83,816
         Amortization of purchase accounting adjustments......          33            27               54             54
                                                                ----------    ----------        ---------      ---------
              Total cost of sales.............................      48,818        44,605           91,340         83,870
                                                                ----------    ----------        ---------      ---------
    Gross profit..............................................      62,903        63,710          117,882        117,809
    Selling, general and administrative expenses..............      32,782        32,767           64,896         62,235
    Amortization of purchase accounting adjustments...........       2,079         2,130            4,285          4,168
                                                                ----------    ----------        ---------      ---------
              Total selling, general and administrative
                 expenses.....................................      34,861        34,897           69,181         66,403
                                                                ----------    ----------        ---------      ---------
    Operating income..........................................      28,042        28,813           48,701         51,406
    Other income (expense):
         Interest expense.....................................      (9,080)       (6,276)         (16,703)       (12,287)
         Amortization of deferred financing fees..............        (196)         (70)             (303)          (138)
         Other, net...........................................          (2)          409              (27)           609
                                                                ----------    ----------        ---------      ---------
    Income before income taxes and extraordinary item.........      18,764        22,876           31,668         39,590
    Income taxes..............................................       7,599         9,241           12,826         15,993
                                                                ----------    ----------        ---------      ---------
    Income before extraordinary item..........................      11,165        13,635           18,842         23,597
    Extraordinary item, net of tax (note 7)...................           -             -             (498)             -
                                                                ----------    ----------        ---------      ---------
    Net income................................................  $   11,165    $   13,635        $  18,344      $  23,597
                                                                ==========    ==========        =========      =========
    Basic earnings per share: (note 6)
         Basic earnings per share before extraordinary item...  $     0.32                      $    0.54
         Extraordinary item...................................           -                          (0.02)
                                                                ----------                      ---------
         Basic earnings per share.............................  $     0.32                      $    0.52
                                                                ==========                      =========
    Diluted earnings per share: (note 6)
         Diluted earnings per share before extraordinary item.  $     0.31                      $    0.53
         Extraordinary item...................................           -                          (0.02)
                                                                ----------                      ---------
         Diluted earnings per share...........................  $     0.31                      $    0.51
                                                                ==========                      =========


     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                           ACCUMULATED OTHER         TOTAL
                                             CAPITAL        RETAINED         COMPREHENSIVE       STOCKHOLDER'S
                                            ACCOUNTS        EARNINGS         INCOME (LOSS)           EQUITY
                                            --------        --------         -------------           ------
                                                                   (IN THOUSANDS)

Balance at September 30, 2000.............  $164,648        $     --         $    (11,678)          $152,970
Comprehensive income:
  Net income..............................       638          17,706                   --             18,344
  Translation adjustment..................                                            366                366
                                            --------        --------          -----------           --------
  Unrealized loss on derivative
   instruments............................        --              --               (1,872)            (1,872)
                                            --------        --------          -----------           --------
        Total comprehensive income........       638          17,706               (1,506)            16,838
Issuance of common stock..................       585                                                     585
Capital contributions from Apogent........     4,612              --                   --              4,612
Dividends paid to Apogent.................   (67,927)                                                (67,927)
Non cash dividend to Apogent..............   (78,167)             --                   --            (78,167)
                                            --------        --------          -----------           --------
Balance at March 31, 2001.................  $ 24,389        $ 17,706          $   (13,184)          $ 28,911
                                            ========        ========          ===========           ========



     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                SIX MONTHS ENDED

                                                                                                      MARCH 31,

                                                                                               2001             2000
                                                                                        -------------    --------------
Cash flows from operating activities:
   Net income........................................................................   $      18,344    $       23,597
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation......................................................................           5,744             5,127
   Amortization......................................................................           4,285             4,293
   Loss on sales of property, plant and equipment....................................             (50)              (68)
   Provision for losses on doubtful accounts.........................................             551               350
   Inventory provisions..............................................................           1,157             1,684
   Deferred income taxes.............................................................             482               179
       Changes in assets and liabilities, net of effects of businesses acquired:

   Decrease in accounts receivable...................................................           2,575             9,438
   Increase in inventories...........................................................          (4,118)           (5,168)
   Increase in prepaid expenses and other current assets.............................          (5,606)           (2,856)
   Increase (decrease) in accounts payable...........................................           1,263            (4,447)
   Increase in income taxes payable..................................................           1,453             4,834
   Decrease in accrued payroll and employee benefits.................................            (322)           (1,321)
   Decrease in restructuring reserve.................................................            (520)             (400)
   Decrease in other current liabilities.............................................          (1,746)           (8,028)
   Net change in other assets and liabilities........................................           1,071              (859)
                                                                                        -------------    --------------
       Net cash provided by operating activities.....................................          24,563            26,355
                                                                                        =============    ==============
Cash flows from investing activities:
   Capital expenditures..............................................................          (5,206)           (4,227)
   Proceeds from sales of property, plant, and equipment.............................              81               455
   Payments for businesses acquired, net of cash acquired............................          (1,596)          (17,907)
                                                                                        -------------    --------------
       Net cash used in investing activities.........................................          (6,721)          (21,679)
                                                                                        =============    ==============
Cash flows from financing activities:
   Proceeds - credit facility........................................................         426,160           128,000
   Principal payments - credit facility..............................................        (378,807)          (89,000)
   Proceeds - other long-term debt...................................................             250                 -
   Payments - other long-term debt...................................................             (93)           (3,227)
   Payment of deferred financing fees................................................          (5,494)                -
   Payment of Apogent dividend.......................................................         (67,927)                -
   Capital contributions from Apogent................................................           4,612            20,398
   Cash received from exercise of stock options......................................             585                 -
   Net change in advances and loans to Apogent.......................................            (404)          (61,275)
                                                                                        -------------    --------------
       Net cash used from financing activities.......................................         (21,118)           (5,104)
                                                                                        =============    ==============
Effect of exchange rate changes on cash and cash equivalents.........................             366            (2,287)
Net decrease in cash and cash equivalents............................................          (2,910)           (2,715)
Cash and cash equivalents at beginning of period.....................................           5,783             6,090
                                                                                        -------------    --------------
Cash and cash equivalents at end of period...........................................   $       2,873    $        3,375
                                                                                        =============    ==============

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest..........................................   $      13,292     $      11,505
                                                                                        =============    ==============
   Cash paid during the period for income taxes......................................   $       6,050     $      12,990
                                                                                        =============    ==============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT FOR SHARE OR PER SHARE DATA)

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

     The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal quarters and six month periods ended March 31, 2000 and March 31, 2001 are hereinafter referred to as "2000" and "2001", respectively.

     In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 4 and 7 below, all such adjustments were of a normal recurring nature. The results for the quarter and year to date period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's Annual Report (Form 10-K) for the fiscal year ended September 30, 2000. The results of the quarter and year to date period ended March 31, 2000 and the period from October 1 through December 11, 2000 are not reflective of SDS as a stand-alone entity, but as a subsidiary of Apogent. As a result of the Spin-Off, we incurred a significant amount of floating bank debt resulting in a net increase in long-term debt over the prior fiscal year quarter of approximately $48.0 million. The new debt was used to reduce part of the indebtedness to Apogent as of the date of the Spin-Off.

     The reduction in paid-in capital primarily reflects the payment of $67.9 million in dividends to Apogent as a result of the Spin-Off, and the reduction of capital of approximately $78.2 million representing a dividend in the form of a settlement of the intercompany balance with Apogent as a result of the Spin-Off.

     On October 1, 2000 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as modified by Statement of Financial Accounting Standards No. 137, and Statement of Financial Accounting Standards No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The adoption of these statements had no material impact on the Company's financial position or results of its operations at October 1, 2000. As of March 31, 2001, SDS has recorded a $3.1 million unrealized loss in other current liabilities and $1.9 million (net of income taxes) in accumulated other comprehensive loss in the equity section related to certain interest rate swap transactions entered into to hedge the cash flow payments on certain long-term debt.


     The Company is required by the terms of its Credit Facility (defined below in Item 2. "Liquidity and Capital Resources") to protect against increases in interest rates by entering into and maintaining four-year hedging arrangements on at least 50% of the aggregate outstanding principal amount of the Term Loans. As of March 31, 2001, a total notional amount of $210 million is hedged through interest rate swaps.

     For the six month period ended March 31, 2001 the Company has not recognized any gain or loss on the hedges as the net settlement has not yet occurred. In addition, for the six month period ended March 31, 2001, none of the cash flow hedges have been discontinued.

INVENTORIES

2. Inventories at March 31, 2001 and September 30, 2000 consist of the following:

                                                                                       MARCH 31,         SEPTEMBER 30,
                                                                                         2001                2000
                                                                                     -------------       -------------
Raw materials..................................................................      $      24,307       $      24,300
Work-in-process................................................................             13,825               8,410
Finished goods.................................................................             43,963              44,749
Excess and obsolescence reserves...............................................             (3,462)             (4,347)
LIFO reserve...................................................................                447               1,271
                                                                                     -------------       -------------
                                                                                     $      79,080       $      74,383
                                                                                     =============       =============

ACQUISITIONS

3. During the first six months of fiscal 2001, the Company completed two acquisitions for cash. The aggregate purchase price of the acquisitions, net of cash acquired (none of which individually, or aggregated, was significant), was approximately $1.6 million. Both of these acquisitions have been accounted for as purchases. The results of these acquisitions are included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $0.8 million and will be amortized over 10 to 20 years. Descriptions of the acquired companies are as follows:

(a) On December 4, 2000 Ormco B.V., a subsidiary of SDS, completed the acquisition of certain assets of Optident, Ltd., located in West Yorkshire, England, the former exclusive authorized distributor of Ormco/"A" Company products in the United Kingdom. The orthodontic division of Optident recorded sales of approximately $1.9 million during its fiscal year ended March 31, 2000.

(b) On December 8, 2000, Kerr Corporation, a subsidiary of SDS, acquired certain assets of the dental division of Special Metals Corporation. The Special Metals dental division was a contract manufacturer and supplier of alloys used in producing the alloy powders used in Kerr's Tytin(R) and Tytin(R) FC dental amalgams. Kerr purchased the patents, machinery and inventory related to the manufacturing of these alloys in order to assure continued access to this technology. The Special Metals dental division recorded sales of approximately $5.4 million during its fiscal year ended December 31, 1999, of which approximately 52% was sold to the Company.

RESTRUCTURING CHARGES

4. In June 1998, the Company recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

     In September 2000, the Company recorded a restructuring charge of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Control Products business segments, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco factiliy in Amersfort, The Netherlands), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represents non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million are cash related charges for severance and contractual obligations. These combined charges are collectively referred to herein as the "2000 Special Charges". The closing and re-location of the Metrex facility to the Kerr facility in Romulus, Michigan, the reduced working capital related to the exited products, and the headcount reductions at the Ormco facilities will save the Company approximately $1.7 million pre-tax on an annual basis, once completed. The reductions in headcount at the Ormco San Diego and Amersfort facilities and the product line exits were all completed in the first quarter of 2001. The Metrex facility move and closing is anticipated to occur in the third quarter of 2001, along with the majority of the cash charges.

         The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

                                          LEASE   SHUT-DOWN  INVENTORY    FIXED              CONTRACTUAL
                             SEVERANCE  PAYMENTS    COSTS    WRITE-OFF   ASSETS      TAX     OBLIGATIONS   OTHER    TOTAL
                                (a)        (b)       (b)        (c)        (c)       (d)         (e)
                            ----------  --------  ---------  ---------   -------    ------   -----------   -----   -------
1998 Restructuring charge..   $ 4,300    $   300   $   400   $   4,600   $ 1,300    $  700     $  900     $2,100   $14,600
1998 cash payments.........     1,800          -       100           -         -         -        300      1,400     3,600
1998 non-cash charges......         -          -         -       4,600     1,300         -          -          -     5,900
                              -------    -------   -------   ---------   -------    ------     ------     ------   -------
September 30, 1998 balance.   $ 2,500    $   300   $   300   $       -   $     -    $  700     $  600     $  700   $ 5,100
1999 cash payments.........     1,300        300       300           -         -         -        300        400     2,600
Adjustments (a)............     1,200          -         -           -         -         -          -          -     1,200
                              -------    -------   -------   ---------   -------    ------     ------     ------   -------
September 30, 1999 balance.   $     -    $     -   $     -   $       -   $     -    $  700     $  300     $  300   $ 1,300
2000 cash payments.........         -          -         -           -         -         -        300        100       400
                              -------    -------   -------   ---------   -------    ------     ------     ------   -------
September 30, 2000 and
   March 31, 2001 balances.   $     -    $     -   $     -   $       -   $     -    $  700     $    -     $  200   $   900
                              -------    -------   -------   ---------   -------    ------     ------     ------   -------

         The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

                                          LEASE   SHUT-DOWN   INVENTORY    FIXED             CONTRACTUAL
                             SEVERANCE  PAYMENTS    COSTS     WRITE-OFF   ASSETS     TAX     OBLIGATIONS   OTHER    TOTAL
                                (a)        (b)       (b)          (c)       (c)      (d)         (e)
                             ---------  --------  ---------   ---------   ------    ------   -----------  ------   -------
2000 Restructuring charge..   $ 1,300    $     -   $     -    $   7,600   $  200    $    -     $  100     $  100   $ 9,300
2000 non-cash charges......         -          -         -        7,600      200         -          -          -     7,800
                              -------    -------   -------    ---------   ------    ------     ------     ------   -------
September 30, 2000 balance.     1,300          -         -            -        -         -        100        100     1,500
Fiscal 2001 cash payments..       350          -         -            -        -         -         50        100       500
                              -------    -------   -------    ---------   ------    ------     ------     ------   -------
March 31, 2001 balance.....   $   950    $     -   $     -    $       -   $    -    $    -     $   50     $    -   $ 1,000
                              =======    =======   =======    =========   ======    ======     ======     ======   =======

     (a) Amount represents the 1998 restructuring charge for severance and termination costs for approximately 165 employees (primarily sales and marketing personnel). As of March 31, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The 2000 restructuring charge represents severance and termination costs for approximately 65 employees who will be terminated (primarily at the Metrex facility in, Parker, Colorado) as a result of the 2000 restructuring plan. During the quarter ended December 31, 2000, the Ormco San Diego and Amersfort terminations and severance payments associated with those terminations were completed under the 2000 restructuring plan. (b) Amount represents lease payments and shutdown costs on exited facilities. (c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines. (d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland. (e) Amount represents certain terminated contractual obligations.

SEGMENT INFORMATION

5. The Company's operating subsidiaries are engaged in the manufacture and sale of dental, orthodontics and infection control products in the United States and other countries. The Company's products are categorized in the following business segments: a) Professional Dental, b) Orthodontics and c) Infection Control Products.

         Information on these business segments is summarized as follows:

                                                                                        INFECTION
                                                            PROFESSIONAL                 CONTROL
                                                               DENTAL    ORTHODONTICS   PRODUCTS   ELIMINATIONS  TOTAL SDS
                                                            ------------ ------------   ---------  ------------  ---------
THREE MONTHS ENDED MARCH 31, 2000
Revenues:
   External customer......................................   $ 55,217   $    46,699   $   6,399    $       -      $108,315
   Intersegment (a).......................................        293         2,074           4       (2,371)            -
     Total revenues.......................................     55,510        48,773       6,403       (2,371)      108,315
Gross profit..............................................     32,331        28,685       2,694            -        63,710
Selling, general and admin................................     16,415        15,694       2,788            -        34,897
Operating income..........................................     15,916        12,991        (94)            -        28,813
THREE MONTHS ENDED MARCH 31, 2001
Revenues:
   External customer......................................     58,704        46,592       6,425            -       111,721
   Intersegment(a)........................................        554         1,766           -       (2,320)            -
     Total revenues.......................................     59,258        48,358       6,425       (2,320)      111,721
Gross profit..............................................     32,663        26,926       3,314            -        62,903
Selling, general and admin................................     16,339        15,495       3,027            -        34,861
Operating income..........................................     16,324        11,431         287            -        28,042

(a) Includes the elimination of intergroup activity in the three months ended March 31, 2000 and 2001.

                                                                                       INFECTION
                                                            PROFESSIONAL                CONTROL
                                                               DENTAL    ORTHODONTICS  PRODUCTS    ELIMINATIONS  TOTAL SDS
                                                            ------------ ------------  ---------   ------------  ---------
SIX MONTHS ENDED MARCH 31, 2000
Revenues:
   External customer......................................   $102,822   $    86,760    $ 12,097    $       -      $201,679
   Intersegment (a).......................................        439         2,672           4       (3,115)            -
     Total revenues.......................................    103,261        89,432      12,101       (3,115)      201,679
Gross profit..............................................     58,586        53,600       5,623            -       117,809
Selling, general and admin................................     30,231        30,966       5,206            -        66,403
Operating income..........................................     28,355        22,634         417            -        51,406
SIX MONTHS ENDED MARCH 31, 2001
Revenues:
   External customer......................................    107,654        88,742      12,826            -       209,222
   Intersegment(a)........................................        916         3,335           -       (4,251)            -
     Total revenues.......................................    108,570        92,077      12,826       (4,251)      209,222
Gross profit..............................................     59,386        52,140       6,356            -       117,882
Selling, general and admin................................     31,323        31,896       5,962            -        69,181
Operating income..........................................     28,063        20,244         394            -        48,701

Segment assets (at end of period).........................    262,662       170,180      40,002            -       472,844


(a) Includes the elimination of intergroup activity in the six months ended March 31, 2000 and 2001.

EARNINGS PER SHARE

6. The earnings per share ("EPS") calculations include certain assumptions due to the Spin-Off from Apogent taking place on December 11, 2000. The shares that were distributed due to the pro rata distribution were assumed to have been outstanding at the beginning of the year through the Spin-Off. The basic weighted average number of shares for the quarter and six month period ended March 31, 2001, were 35,136,095 and 35,122,241, respectively. Fully diluted shares are calculated using the treasury stock method. The average price assumed before November 28, 2000, the day SDS stock began trading on a when issued basis, was the opening trading price, or $13. For the period of November 28, 2000 through December 11, 2000, the SDS when issued trading price was used. For the quarter and six month period ended March 31,2001, the incremental fully diluted shares were calculated to be 1,332,741 and 688,534, respectively, and represent the dilutive effect of options outstanding as of March 31, 2001. We made no assumptions and have not disclosed EPS calculations for prior periods.


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

INFECTION CONTROL PRODUCTS
--------------------------

Metrex Research Corporation, including its Alden
  Scientific Division

     Our goals are to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are: a focus on product innovation, ongoing cost reduction, and selective acquisitions while continuing to pursue a strategy of debt reduction.

     When we use the terms "we" or "our" in this report, we are referring to SDS and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2000 and 2001, refer to the second quarters of fiscal 2000 and 2001, respectively.

     Sales for the quarter and year to date ended March 31, 2001 grew from the corresponding prior year period. Net sales for the second quarter of fiscal 2001 increased by 3.1% from the corresponding fiscal 2000 period, while year to date sales increased by 3.7% from the comparable prior year period. Operating income for the second quarter of fiscal 2001 decreased by 2.7% from the corresponding fiscal 2000 period, while year to date operating income decreased 5.3% from the comparable prior year period, primarily due to an unfavorable currency impact and general and administrative costs associated with being a stand-alone entity.

     Sales growth in the quarter and year to date ended March 31, 2001 were strong domestically. Domestic sales increased by 4.5% and 6.1% for the quarter and year to date periods, respectively, from the corresponding fiscal 2000 periods. International sales growth increased by 1.3% and 0.5% for the quarter and year to date periods, respectively, from the corresponding fiscal 2000 periods, despite the negative impact of the strengthening U.S. dollar. Without the negative currency effects, international sales growth would have been 6.0% and 9.4% for the quarter and year to date periods, respectively, from the corresponding fiscal 2000 periods.

     We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed two acquisitions in the first half of fiscal 2001. (See note 3 of notes to the unaudited consolidated financial statements.)

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

     From time to time we may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. As of March 31, 2001 we have not entered into any such currency hedges.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

         NET SALES

                                                         FISCAL            FISCAL           DOLLAR          PERCENT
NET SALES: (IN THOUSANDS)                                 2000              2001            CHANGE          CHANGE
-------------------------                            -------------       -----------     ------------      ----------
Professional Dental................................  $      55,217       $    58,704     $      3,487             6.3%
Orthodontics.......................................         46,699            46,592             (107)            (.2)%
Infection Control Products.........................          6,399             6,425               26              .4%
                                                     -------------       -----------     ------------      ----------
Total Net Sales....................................  $     108,315       $   111,721     $      3,406             3.1%
                                                     =============       ===========     ============      ==========

     Overall Company. Net sales for the second quarter of fiscal 2001 increased by $3.4 million or 3.1% from the corresponding fiscal 2000 quarter.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased net sales of new products (approximately $2.9 million), (b) net sales of products from acquired companies (approximately $1.7 million), (c) increased volume of existing products (approximately $0.6 million), and (d) reduced rebate expense (approximately $0.1 million). Increased net sales were partially offset by: (a) unfavorable foreign currency fluctuations (approximately $1.0 million), and (b) decreased net sales related to prior year exited product lines (approximately $0.8 million).

     Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.2 million), (b) decreased net sales related to prior year exited product lines (approximately $1.2 million), and (c) unfavorable foreign currency fluctuations (approximately $1.2 million). The decrease in sales was partially offset by: (a) increased volume of new products (approximately $4.3 million), (b) net sales of products from acquired companies (approximately $0.1 million), and (c) and decreased rebate expense (approximately $0.1 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment remained relatively flat over the corresponding fiscal 2000 quarter.

         GROSS PROFIT

                               FISCAL      PERCENT OF       FISCAL        PERCENT OF        DOLLAR           PERCENT
GROSS PROFIT: (IN THOUSANDS)    2000          SALES          2001            SALES          CHANGE           CHANGE
----------------------------  ---------    ----------       -------       ----------       --------         --------
Professional Dental......     $  32,331         58.6%       $32,663           55.6%       $     332              1.0%
Orthodontics.............        28,685         61.4%        26,926           57.8%          (1,759)            (6.1)%
Infection Control Products        2,694         42.1%         3,314           51.6%             620             23.0%
                              ---------      -------        -------           ----         --------         --------
Total Gross Profit.......     $  63,710         58.8%       $62,903           56.3%       $    (807)            (1.3)%
                              =========      =======        =======       ========        =========         ========

         Overall Company. Gross profit for the quarter ended March 31, 2001 decreased by $0.8 million or (1.3)% from the corresponding fiscal 2000 period.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased unit volume relating to new products (approximately $1.7 million), (b) the effects of acquired companies (approximately $1.0 million), (c) increased volume of existing products (approximately $0.4 million), (d) a decrease in inventory reserve adjustments (approximately $0.3 million, of which approximately $0.3 is a favorable standard cost adjustment, a decrease in royalty expense of approximately $0.2 million, and an approximate $0.1 million reduction in the obsolescence provision, partially offset by an increase related to physical inventory adjustments of approximately $0.3 million), and (e) decreased rebate expense (approximately $0.1 million). Higher gross profit was partially offset by (a) an unfavorable product mix (approximately $2.0 million), (b) an unfavorable exchange rate effect (approximately $0.4 million), (c) unfavorable manufacturing variances (approximately $0.4 million), and (d) decreased profits related to prior year exited products lines (approximately $0.4 million).

     Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) unfavorable manufacturing variances (approximately $1.7 million), (b) unfavorable foreign exchange rate (approximately $1.2 million),
(c) decreased sales of existing products (approximately $1.1 million), (d) product line exits from prior year (approximately $0.6 million), and (e) inventory reserve adjustments (approximately $0.6 million, of which approximately $0.3 million is related to reduced royalty income, an approximate $0.2 million increase in the LIFO provision, and an increase of approximately $0.2 million related to the obsolescence reserves, partially offset by a favorable physical inventory adjustment of approximately $0.1 million). These unfavorable decreases were partially offset by; (a) increased sales of new products (approximately $2.6 million), (b) product mix cost reductions (approximately $0.7 million), and (c) decreased rebate expense (approximately $0.1 million).

     Infection Control Products. Gross profit in the Infection Control Products segment increased due to: (a) a favorable manufacturing variance (approximately $0.4 million), (b) favorable inventory adjustments (approximately $0.4 million, of which approximately $0.5 million is related to physical inventory adjustments, partially offset by an approximate $0.1 million obsolescence adjustment), and (c) increased sales volume (approximately $0.1 million). The increase in gross profit was partially offset by: (a) an unfavorable variance from standard cost (approximately $0.2 million), and (c) increased labor costs (approximately $0.1 million).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


SELLING GENERAL AND ADMINISTRATIVE      FISCAL      PERCENT OF     FISCAL       PERCENT OF      DOLLAR        PERCENT
EXPENSES: (IN THOUSANDS)                 2000         SALES         2001          SALES         CHANGE        CHANGE
----------------------------------    ---------     ----------    --------      ----------     --------       -------
Professional Dental.................  $  16,415         29.7%     $ 16,339         27.8%       $    (76)          (.5)%
Orthodontics........................     15,694         33.6%       15,495         33.3%           (199)         (1.3)%
Infection Control Products..........      2,788         43.6%        3,027         47.1%            239           8.6%
                                      ---------     --------      --------      -------        --------       -------
Total Selling General and
    Administrative Expenses.........  $  34,897         32.2%     $ 34,861         31.2%       $    (36)          (.1)%
                                      =========     ========      ========      =======        ========       =======

     Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased by $0.04 million or (0.1)% from the corresponding fiscal 2000 quarter.

     Professional Dental. Decreased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) a favorable currency exchange rate effect (approximately $0.8 million), and (b) decreased research and development expenses (approximately ($0.4 million). These decreases were partially offset by: (a) increased selling and marketing expenses (approximately $0.5 million), (b) increased general and administrative expenses (approximately $0.5 million), and (c) additional expenses related to acquisitions (approximately 0.1 million).

     Orthodontics. Decreased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) a favorable foreign currency fluctuations (approximately $0.4 million), (b) decreased selling and marketing expenses (approximately $0.2 million) and (c) decreased amortization expense (approximately $0.1 million). Decreased selling, general and administrative expenses in the Orthodontics segment were partially offset by an increase in general and administrative expenses (approximately $0.5 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from increased marketing expenses (approximately $0.2 million).

          OPERATING INCOME

                                          FISCAL     PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
OPERATING INCOME (LOSS): (IN THOUSANDS)    2000         SALES        2001         SALES        CHANGE      CHANGE
---------------------------------------  --------    ----------    -------     ----------     -------     --------
Professional Dental.................    $  15,916       28.8%     $ 16,324        27.8%      $    408         2.6%
Orthodontics........................       12,991       27.8%       11,431        24.5%        (1,560)      (12.0)%
Infection Control Products..........          (94)      (1.5)%         287         4.5%           381       405.3%
                                        ---------   --------      --------     -------       --------     -------
Total Operating Income..............    $  28,813       26.6%     $ 28,042        25.1%      $   (771)       (2.7)%
                                        =========   ========      ========     =======       ========     =======

     As a result of the foregoing, operating income in the second quarter of fiscal 2001 decreased by 2.7% or $0.8 million below operating income in the corresponding quarter of fiscal 2000.

          INTEREST EXPENSE

     Interest expense was $9.1 million in the second quarter of fiscal 2001, an increase of $2.8 million from the corresponding fiscal 2000 quarter. The increase resulted from a higher average debt balance in 2001 and a higher average interest rate due to the SDS Credit Facility (as defined in the "Liquidity and Capital Resources" section below).

          INCOME TAXES

     Taxes on income in the second quarter of fiscal 2001 were $7.6 million, a decrease of $1.6 million from the corresponding 2000 quarter. The decrease resulted primarily from lower taxable earnings.

          NET INCOME

     As a result of the foregoing, we had net income of $11.2 million in the second quarter of fiscal 2001, as compared to net income of $13.6 million in the corresponding 2000 period.

          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation expense increased $0.7 million in the second quarter of fiscal 2001 compared to the same period prior year due to routine depreciation expense on capital expenditures, while amortization expense decreased slightly.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

     NET SALES

                                                        FISCAL             FISCAL           DOLLAR          PERCENT
NET SALES: (IN THOUSANDS)                                2000               2001            CHANGE          CHANGE
-------------------------                            -------------       -----------     ------------      ----------
Professional Dental................................  $     102,822       $   107,654     $      4,832             4.7%
Orthodontics.......................................         86,760            88,742            1,982             2.3%
Infection Control Products.........................         12,097            12,826              729             6.0%
                                                     -------------       -----------     ------------      ----------
Total Net Sales....................................  $     201,679       $   209,222     $      7,543             3.7%
                                                     =============       ===========     ============      ==========

     Overall Company. Net sales for the first six months of fiscal 2001 increased by $7.5 million or 3.7% from the corresponding fiscal 2000 period.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased net sales of new products (approximately $4.3 million), (b) net sales of products from acquired companies (approximately $3.1 million), (c) increased sales from existing products (approximately $0.9 million), and (d) reduced rebate expense (approximately $0.4 million). Partially offsetting higher sales were: (a) an unfavorable exchange rate (approximately $3.1 million) and (b) decrease in sales from prior year of exited product lines (approximately $0.8 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from (a) increased net sales of new products (approximately $7.6 million), and (b) net sales of products from acquired companies (approximately $0.9 million).

Partially offsetting higher sales were: (a) unfavorable exchange rate effect (approximately $3.7 million), (b) decreased sales of existing products (approximately $1.6 million), and (c) decreased sales related to prior year exited products (approximately $1.2 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from net sales of existing products (approximately $0.7 million).

         GROSS PROFIT

                               FISCAL      PERCENT OF       FISCAL        PERCENT OF       DOLLAR       PERCENT
GROSS PROFIT: (IN THOUSANDS)    2000          SALES          2001            SALES         CHANGE       CHANGE
----------------------------  ---------     ---------      --------       ----------      ---------     --------
Professional Dental.......... $  58,586         57.0%      $ 59,386           55.2%       $     800          1.4%
Orthodontics.................    53,600         61.8%        52,140           58.8%          (1,460)        (2.7)%
Infection Control Products...     5,623         46.5%         6,356           49.6%             733         13.0%
                              ---------      -------       --------       --------        ---------     --------
Total Gross Profit........... $ 117,809         58.4%      $117,882           56.3%       $      73           .1%
                              =========      =======       ========       ========        =========     ========

     Overall Company. Gross profit for the six months ended March 31, 2001 increased by $0.1 million or 0.1% from the corresponding fiscal 2000 period.

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased unit volume relating to new products (approximately $2.5 million), (b) acquisition company sales (approximately $1.9 million), (c) inventory adjustments (approximately $1.0 million, of which approximately $0.5 million is related to standard cost revisions, approximately $0.4 million is related to physical inventory adjustments, and approximately $0.1 million is a decrease in the obsolescence provision), (d) increased volume of existing products (approximately $0.7 million), and (e) decreased rebate expense (approximately $0.4 million). The following offset increased gross profit margins: (a) unfavorable product mix (approximately $2.7 million), (b) an unfavorable exchange rate effect (approximately $1.8 million), (c) unfavorable manufacturing variances (approximately $0.8 million) and (d) margins lost from prior year exited products (approximately $0.4 million).

     Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) an unfavorable exchange rate effect (approximately $3.7 million), (b) inventory adjustments (approximately $1.4 million, of which approximately $0.5 is due to decreased royalty income, an approximate $0.4 increase in obsolescence provisions, an increase of approximately $0.4 million due to LIFO provisions, and approximately $0.2 million in increased royalty expense, partially offset by a favorable physical inventory reduction of approximately $0.1 million), (c) increased manufacturing variances (approximately $1.1 million), (d) decreased margins on sales of existing products (approximately $0.7 million), and (e) decreased margins due to exited prior year product lines (approximately $0.6 million). These decreases were partially offset by: (a) increased unit volume of new product lines (approximately $4.6 million), (b) favorable product mix (approximately $1.0 million), and (c) acquisition company product sales (approximately $0.4 million).

     Infection Control Products. Gross profit in the Infection Control Products segment increased due to: (a) inventory adjustments (approximately $0.4 million, of which approximately $0.5 million is due to a favorable physical inventory adjustment, partially offset by and $0.1 million obsolescence adjustment), (b) increased sales volume (approximately $0.4 million), and (c) reduced manufacturing variance costs (approximately $0.3 million). Increased gross profit was partially offset by an unfavorable variance from standard costs (approximately $0.4 million).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


SELLING GENERAL AND ADMINISTRATIVE     FISCAL      PERCENT OF      FISCAL       PERCENT OF      DOLLAR         PERCENT
EXPENSES: (IN THOUSANDS)                2000          SALES         2001           SALES        CHANGE         CHANGE
----------------------------------    ---------     ---------     --------      ----------     --------       --------
Professional Dental.................  $  30,231         29.4%     $ 31,323         29.1%       $  1,092           3.6%
Orthodontics........................     30,966         35.7%       31,896         35.9%            930           3.0%
Infection Control Products..........      5,206         43.0%        5,962         46.5%            756          14.5%
                                      ---------     --------      --------        -----        --------       -------
Total Selling General and
    Administrative Expenses.........  $  66,403         32.9%     $ 69,181         33.1%       $ 2, 778           4.2%
                                      =========     ========      ========        =====        ========       =======

     Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2001 increased by $2.8 million or 4.2% from the corresponding fiscal 2000 period. This was primarily due to $0.7 million of Apogent charges for certain corporate functions now handled by SDS as a result of the Spin-Off along with the assumption of additional costs of being a stand-alone entity instead of a subsidiary of Apogent.

     Charges allocated to SDS by Apogent for general and administrative expenses for the quarter ended December 31, 2000 were approximately $0.7 million. These charges were allocated by Apogent and represented tax, legal and other corporate overhead expenses incurred by Apogent (prior to the Spin-Off). Without these tax effected charges, the basic and fully diluted EPS for the six month period ended March 31, 2001 would have been approximately $ .01 higher.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) higher general and administrative charges (approximately $1.4 million), (b) increased selling and marketing expenses (approximately $0.8 million), (c) additional expenses related to acquisitions (approximately $0.2 million), and (d) increased amortization expense (approximately $0.1 million). These increases were partially offset by: (a) a decrease in expenses related to foreign currency fluctuations (approximately $1.2 million), and (b) decreased research and development expenses (approximately $0.2 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.4 million) (b) increased selling and marketing expenses (approximately $0.5 million), and (c) higher selling, general and administrative expenses related to acquisitions (approximately $0.1 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by a decrease in expenses related to foreign currency fluctuations (approximately $1.0 million) and reduced amortization expenses ($0.1 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased marketing expenses (approximately $0.6 million), and (b) increased general and administrative expenses (approximately $0.2 million).

          OPERATING INCOME


                                        FISCAL       PERCENT OF    FISCAL       PERCENT OF      DOLLAR         PERCENT
OPERATING INCOME: (IN THOUSANDS)         2000           SALES       2001           SALES        CHANGE         CHANGE
--------------------------------      ---------     -----------   --------      ----------     -------         -------
Professional Dental.................  $  28,355         27.6%     $ 28,063         26.1%       $  (292)         (1.0)%
Orthodontics........................     22,634         26.1%       20,244         22.8%        (2,390)        (10.6)%
Infection Control Products..........        417          3.4%          394          3.1%           (23)         (5.5)%
                                      ---------     --------      --------      -------        -------         -----
Total Operating Income..............  $  51,406         25.5%     $ 48,701         23.3%       $(2,705)         (5.3)%
                                      =========     ========      ========      =======        =======         =====

     As a result of the foregoing, operating income in the first six months of fiscal 2001 decreased by 5.3% or $2.7 million below operating income in the corresponding period of fiscal 2000.

          INTEREST EXPENSE

     Interest expense was $16.7 million in the first six months of fiscal 2001, an increase of $4.4 million from the corresponding fiscal 2000 period. The increase resulted from a higher average debt balance in 2001 and a higher average interest rate due to the SDS Credit Facility (as defined in the "Liquidity and Capital Resources" section below).

          INCOME TAXES

     Taxes on income before the extraordinary item in the first six months of fiscal 2001 were $12.8 million, a decrease of $3.2 million from the corresponding 2000 period. The decrease resulted primarily from lower taxable earnings.

          INCOME BEFORE EXTRAORDINARY ITEM

     As a result of the foregoing, we had income before extraordinary item of $18.8 million in the first six months of fiscal 2001, as compared to $23.6 million in the corresponding 2000 period.

          EXTRAORDINARY ITEM

     Due to the Spin-Off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to SDS. The incremental EPS effect of this allocation for the six month period ended March 31, 2001 was $0.02 per share on both a basic and fully diluted basis.

          NET INCOME

     As a result of the foregoing, we had net income of $18.3 million in the first six months of fiscal 2001, as compared to net income of $23.6 million in the corresponding 2000 period.

          DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense increased $0.6 million in the first six months of fiscal 2001, as compared to the corresponding 2000 period, due to acquisition activity, as well as additional depreciation on routine operating expenditures.

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

     Prior to the Spin-Off, our capital requirements arose principally from our allocation of the indebtedness incurred in connection with the permanent financing for the 1987 acquisition of the predecessor to Apogent and subsequent refinancings, obligations to pay rent under the Sale/Leaseback facility (as defined herein), working capital needs (primarily related to inventory and accounts receivable), capital expenditures (primarily related to purchases of machinery, the purchase of various businesses and product lines in execution of our acquisition strategy), payments to be made in connection with our restructuring activities in 1998 and 2000, and the periodic expansion of physical facilities. Other than the capital requirements related to the permanent financing for the 1987 acquisition of Apogent's predecessor, we expect our future capital requirements to be similar to those prior to the Spin-Off. In addition, we required capital to service bank debt and related interest allocated to us in the Spin-Off in the amount of $307.1 million. It is currently our intent to de-leverage and continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders and considering the level of debt and interest. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of the SDS Credit Facility (as defined below). Also, the SDS Credit Facility limits our ability to consummate acquisitions without the consent of our lenders. In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statement contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition and de-levering strategies are forward-looking statements. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of the SDS Credit Facility and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

     Approximately $24.6 million of cash was generated from operating activities in the first six months of fiscal 2001, as compared to approximately $26.4 from the same period of the prior year. The approximate $1.8 million decrease in cash flows from operations was primarily due to: (a) a decrease in the net change in accounts receivable from the prior year period of approximately $6.9 million,
(b) decreased earnings compared to the prior year period of approximately $5.3 million, (c) lower increase in income taxes payable from the prior year period of approximately $3.4 million), and (d) an increase in the net change of prepaid expenses for the current year period as compared to the prior year of approximately $2.8 million. The decreases in cash flows from operations were offset by the following: (a) an increase in the net change in other current liabilities from the same period prior year of approximately $6.3 million, (b) an increase in the net change in accounts payable from the same period prior year of approximately $5.7 million, (c) an increase in the net change in other assets and liabilities from the same period prior year of approximately $1.9 million, a lower increase in inventories from the prior year period increase of approximately $1.1 million, (e) an increase in the net change of accrued employee benefits from the prior year period net change of approximately $1.0 million, and (f) an increase in depreciation expense of approximately $0.6 million. Approximately $6.7 million of cash was used in investing activities in the first half of 2001, a decrease of approximately $15.0 million, or 69%, from the same period of fiscal 2000 (primarily due to lower payments for acquisitions from the prior year period of approximately $16.3, partially offset by higher capital expenditures of approximately $1.0 million and lower proceeds from sales of property, plant and equipment of approximately $0.3 million). Approximately $21.1 million of cash was used in financing activities in the first half of fiscal 2001 as compared to approximately $5.1 million from the corresponding prior fiscal year period. The approximate $16.0 million increase in cash used in financing activities from the prior year was primarily attributed to: (a) a cash dividend payment to Apogent in the first quarter of fiscal 2001 of approximately $67.9 million, (b) lower capital contributions from Apogent in fiscal year 2001 as compared to fiscal 2000 of approximately $15.8 million, and (c) the payment of deferred financing fees related to the SDS Credit Facility of approximately $5.5 million. These uses of cash in financing activities were partially offset by: (a) the net change in advances and loans to Apogent from the prior year six month fiscal period of approximately $60.9 million, (b) a net increase in loan proceeds from the same period prior year of approximately $11.7 million, and (c) cash received from the exercise of stock options of approximately $0.6 million from the prior year fiscal period.

     CREDIT FACILITIES: Historically, the operations of SDS have been funded through the credit facilities managed by Apogent (the "Apogent Credit Facilities"). Certain affiliates of SDS have been obligors under Apogent Credit Facilities and as such, Apogent has historically recorded a portion of the debt outstanding and related interest under these facilities at SDS or its affiliates. At September 30, 2000, approximately $311.8 million of the borrowings under the Apogent Credit Facilities, consisting of term loan facilities (the "Old Tranche A Term Loan" and "Old Tranche B Term Loan") and a revolving credit facility (the "Old Revolving Credit Facility") were recorded at SDS and its affiliates. Under the Old Tranche A Term Loan, SDS and its affiliates had $69.5 million outstanding at September 30, 2000. Under the Old Tranche B Term Loan, SDS and its affiliates had $119.7 million outstanding at September 30, 2000. Under the Old Revolving Credit Facility, SDS and its affiliates had $122.6 million outstanding at September 30, 2000. The cash flows of SDS have been substantially affected by the historical debt (and related interest expense) and by charges related to an allocation of corporate operating expenses by Apogent to SDS. Interest expense at SDS was, $6.3 million, and $9.1 million during the quarters ended March 31, 2000 and 2001, respectively, and $12.3 million and $16.7 million for the six-month periods ending March 31, 2000 and 2001, respectively. Apogent corporate operating expenses charged to SDS were $1.3 million during the quarter ended March 31, 2000, and $2.4 million and $0.7 million during the six months ended March 31, 2000 and 2001, respectively. The interest expense and corporate operating expense charges are not necessarily indicative of the interest charges and corporate operating expenses that would have been incurred by SDS if SDS had been an independent company during the periods presented. During the first quarter of 2001, SDS assumed stand-alone corporate expenses, as well as incurring corporate charges from Apogent prior to the Spin-Off. Borrowed funds after the Spin-Off have higher interest rates than those historically recorded at SDS by Apogent. Since the Spin-Off, SDS has been responsible for the expenses of being a public company.

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

     The Tranche A Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest percentage on the grid is applicable through June 30, 2001. Repayments under the Tranche A Term Loan are due in quarterly installments beginning on March 31, 2001. Amounts due in fiscal 2001, 2002, 2003, 2004 and 2005 are $15 million, $23.75 million, $28.75 million, $33.75 million and $38.75 million, respectively, with the final payment of $10 million due in November 2005. The average interest rate at March 31, 2001 on the Tranche A Term Loan was 8.8%.

     The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. Repayments under the Tranche B Term Loan are due in quarterly installments beginning on March 31, 2001. Amounts due in fiscal 2001, 2002, 2003, 2004, 2005, 2006, and
2007 are $1.125 million, $1.5 million, $1.5 million, $1.5 million, $1.5 million, $53.812 million and $71.25 million, respectively, with the final payment of $17.813 million due in November 2007. The average interest rate at March 31, 2001 on the Tranche B Term Loan was 9.88%.

     Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDM pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging between .375% to .5% depending on certain financial ratios. Until June 30, 2001, the Company pays the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits. The average interest rate at March 31, 2001 on the Revolving Credit Facility was 8.87%.

     The SDS Credit Facility contains numerous financial and operating covenants, including, among other things: restrictions on acquisitions and investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens, or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants.

     All interest on the historical books of SDS under the Apogent Credit Facilities was at floating rates, primarily based on the Eurodollar rates and, as such, SDS was exposed to fluctuation in Eurodollar rates. SDS has not historically mitigated that risk through derivative instruments. The SDS Credit Facility is anticipated to use primarily the Eurodollar rates provided the rates are more favorable to the Company. Under the SDS Credit Facility, SDS is required to have interest rate protection for a minimum of 50% of the of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years. SDS is meeting this obligation.

     The SDS Credit Facility is secured by domestic real and personal property assets, and a pledge of capital stock of SDM, Kerr, and Ormco, and certain material domestic and foreign SDS subsidiaries.

     As a result of the terms of the SDS Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of March 31, 2001, the Company had six interest rate swaps outstanding aggregating a notional amount of $210 million. Under the terms of the swap agreements, the Company is required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, the Company receives floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swap expiration dates. The net interest rate paid by the Company is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar Rate Margin. The swap agreement rates and durations are as follows:


EXPIRATION DATE          NOTIONAL AMOUNT      SWAP AGREEMENT DATE          SWAP AGREEMENT RATE      SWAP EFFECTIVE DATE
---------------          ---------------      -------------------          -------------------      -------------------
September 15,2002          $25 million           February 23,2001              4.999%                 March 15, 2001
September 15, 2002         $35 million           February 23, 2001             4.997%                 June 15, 2001
January 18, 2005           $70 million           December 22, 2000             5.7825%                January 16, 2001
February 16, 2005          $10 million           January 24, 2001              5.6940%                February 16, 2001
March 31, 2005             $35 million           January 2, 2001               5.6500%                March 30, 2001
March 31, 2005             $35 million           January 2, 2001               5.5800%                March 30, 2001


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

     The Revolving Credit Facility provides up to $150 million in available credit. At March 31, 2001, there was approximately $87.0 million of available credit under the Revolving Credit Facility. The Tranche A Term Loan had an outstanding balance of $145.0 million at March 31, 2001,and the Tranche B Term Loan had an outstanding balance of $149.6 million at March 31, 2001.

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

CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning our prospects that are based on the current expectations and beliefs of management. We may also make forward-looking statements, from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "continue", "estimate", "expect", "goal", "objective", "outlook" and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control, that could cause our actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

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

     - Some of our growth over the past several years has been achieved through our acquisition program, which has generated 24 acquisitions from 1993 through March 31, 2001. Our rate of continued growth is therefore subject to factors affecting our ability to continue pursuing our acquisition strategy, and to be successful with that strategy. These factors include our ability to obtain the required consent from our lenders, to raise capital beyond the capacity of our credit facilities, or to use our stock for acquisitions, the cost of the capital required to effect our acquisition strategy, the availability of suitable acquisition candidates at reasonable prices, competition for appropriate acquisition candidates and the relatively small size of such candidates, our ability to realize the synergies expected to result from acquisitions, and the ability of our existing personnel to efficiently handle increased transitional responsibilities resulting from acquisitions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

     We are exposed to market risk from changes in foreign currency exchange rates and interest rates. To reduce our risk from these foreign currency rate and interest rate fluctuations, we occasionally enter into various hedging transactions. We do not anticipate material changes to our primary market risks other than fluctuations in magnitude from increased or decreased foreign currency denominated business activity or floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of March 31, 2001 we did not enter into any foreign currency hedging transactions.

FOREIGN EXCHANGE

     Prior to the Spin-Off we have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the Euro, Australian dollar and the Japanese Yen values versus the U.S. dollar. Hedging may be accomplished by the use of foreign currency options, and the gain or loss on these options would be used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions may be accomplished with options that expire on or near the maturity date of the anticipated transactions. As of March 31, 2001 we had no foreign currency hedges in place.

     For the remainder of the fiscal year 2001, we expect our exposure from our primary foreign currencies to approximate the following:

                                                                                  ESTIMATED
                                                                             EXPOSURE DENOMINATED             ESTIMATED
                                                                               IN THE RESPECTIVE              EXPOSURE
                 CURRENCY                                                      FOREIGN CURRENCY            IN U.S. DOLLARS
                ---------                                                    --------------------          ---------------
                                                                                            (IN THOUSANDS)
Euro (EUR)................................................................          25,500 EUR            $     22,400
Japanese Yen (JPY)........................................................         455,500 JPY            $      3,600
Australian Dollar (AUD)...................................................           6,500 AUD            $      3,200

     As a result of these anticipated exposures, SDS plans to review the cost and benefit of protecting itself from possible detrimental effects of foreign currency fluctuations.

INTEREST RATES

     We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar rate loans concurrently with the rates applying to the swap agreements. At March 31, 2001 we had floating rate debt of approximately $359.1 million of which a total of $210 million was covered under our interest rate swap agreement. Under our new SDS Credit Facility the net interest rate paid by the Company is approximately equal to the sum of the swap agreement rate plus the applicable Eurodollar rate margin. In the second quarter of fiscal 2001, the Tranche A and Revolver Eurodollar rate margins were 2.75%. The Tranche B Eurodollar rate margin was 3.75%. The model below quantifies the Company's sensitivity to interest rate movements as determined by the Eurodollar rate and the effect of the interest rate swap which reduce that risk. The model assumes a) a base Eurodollar rate of 4.88% (the "Eurodollar Base Rate") which approximates the March 31, 2001 three month Eurodollar rate, b) the Company's floating rate debt is equal to its March 31, 2001 floating rate debt balance of $359.1 million, c) the Company pays interest on floating rate debt equal to the Eurodollar Base Rate + 317 basis points, d) the Company has interest rate swaps with total notional amounts of $210 million, all in place as of March 31, 2001 (please see schedule in "Liquidity and Capital Resources" above for actual effective dates), and e) the Eurodollar Base Rate varies by 10% of the Base Rate.


                                       INTEREST EXPENSE INCREASE FROM A 10%             INTEREST EXPENSE DECREASE FROM A 10%
INTEREST RATE EXPOSURE                 INCREASE IN THE EURODOLLAR BASE RATE             DECREASE IN THE EURODOLLAR BASE RATE
----------------------                 ------------------------------------             ------------------------------------
Without interest rate swaps:                           $2.9 million                                   ($2.9 million)
With interest rate swaps:                              $1.2 million                                   ($1.2 million)


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Information regarding our annual meeting of shareholders held on January 31, 2001 was previously reported in our Form 10-Q for the quarter ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SYBRON DENTAL SPECIALTIES, INC
                                   ------------------------------
                                   (Registrant)



Date:  May 11, 2001                /S/ GREGORY D. WALLER
-----------------------            --------------------------------------------
                                   Gregory D. Waller
                                   Vice President - Finance, Chief
                                   Financial Officer & Treasurer*

                                   * executing as both the principal financial officer and the duly authorized officer of the Company.

                         SYBRON DENTAL SPECIALTIES, INC.

                               (THE "REGISTRANT")

                          (COMMISSION FILE NO. 1-16057)

                                  EXHIBIT INDEX

                                       TO

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                       INCORPORATED
EXHIBIT                                                                                 HEREIN BY              FILED
NUMBER                          DESCRIPTION                                            REFERENCE TO           HEREWITH
------           ---------------------------------------------                         ------------           --------
12               Computation of Ratio of Earnings to Fixed Charges                                                X