Form 10-Q
period 2001-06-30
SYBRON DENTAL SPECIALTIES INC
filed 2001-08-13
CIK 1121302

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 (714) 516-7400
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At August 9, 2001, there were 37,879,844 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES


INDEX                                                                                                                 PAGE
-----                                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets, June 30, 2001 and September 30, 2000.............................        1

                  Consolidated Statements of Income for the three and nine months ended June 30, 2001 and 2000..        2

                  Consolidated Statement of Stockholders' Equity and Comprehensive Income
                  for the nine months ended June 30, 2001.......................................................        3

                  Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000........        4

                  Notes to Unaudited Consolidated Financial Statements..........................................        5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................................       11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................       26

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..............................................................       28

SIGNATURE.......................................................................................................       29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,     SEPTEMBER 30,
                                                                                         2001           2000
                                                                                       --------     ------------
                                     ASSETS
Current assets:
   Cash and equivalents ..........................................................     $  4,238       $  5,783
   Accounts receivable (less allowance for doubtful receivables of
      $1,965 and $2,056 at June 30, 2001 and September 30, 2000, respectively) ...       81,596         85,767
   Inventories (note 2) ..........................................................       86,698         74,383
   Deferred income taxes .........................................................        7,672          8,977
   Prepaid expenses and other current assets .....................................       11,026          6,497
                                                                                       --------       --------
      Total current assets .......................................................      191,230        181,407
Advances and loans to Apogent ....................................................           --         77,762
Property, plant and equipment, net of accumulated depreciation of
   $79,490 and $66,800 at June 30, 2001 and September 30, 2000, respectively .....       72,370         55,326
Intangible assets, net ...........................................................      246,552        220,705
Deferred income taxes ............................................................        4,475          3,410
Other assets .....................................................................       11,776          6,967
                                                                                       --------       --------
      Total assets ...............................................................     $526,403       $545,577
                                                                                       ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................     $ 13,449       $ 11,351
   Current portion of long-term debt .............................................       25,525         21,761
   Income taxes payable ..........................................................        7,922          1,698
   Income taxes payable to Apogent ...............................................           --          3,982
   Accrued payroll and employee benefits .........................................       15,911         13,780
   Restructuring reserve (note 4) ................................................        1,544          2,403
   Deferred income taxes .........................................................        4,930          3,225
   Accrued rebate ................................................................        3,199          5,137
   Other current liabilities .....................................................        8,111          6,539
                                                                                       --------       --------
      Total current liabilities ..................................................       80,591         69,876
Long-term debt (note 1) ..........................................................      331,752        298,482
Deferred income taxes ............................................................       16,424         15,414
Other liabilities ................................................................       11,619          8,835
Commitments and contingent liabilities:
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding           --             --
   Common stock, $.01 par value; authorized 250,000,000 shares,
      37,870,232 issued and outstanding at June 30, 2001 .........................          379             --
Additional paid-in capital (note 1) ..............................................       74,561        164,648
Retained earnings ................................................................       27,352             --
Accumulated other comprehensive loss .............................................      (16,275)       (11,678)
                                                                                       --------       --------
      Total stockholders' equity .................................................       86,017        152,970
                                                                                       --------       --------
      Total liabilities and stockholders' equity .................................     $526,403       $545,577
                                                                                       ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                         -------                       -------
                                                                   2001           2000           2001           2000
                                                                 --------       --------       --------       --------
Net sales ..................................................     $106,280       $104,986       $315,502       $306,665
Cost of sales ..............................................       45,327         44,343        136,667        128,213
                                                                 --------       --------       --------       --------
Gross profit ...............................................       60,953         60,643        178,835        178,452
Selling, general and administrative expenses ...............       33,502         33,244         98,397         95,478
Amortization of purchase accounting adjustments ............        2,298          2,092          6,584          6,260
                                                                 --------       --------       --------       --------
        Total selling, general and administrative expenses .       35,800         35,336        104,981        101,738
                                                                 --------       --------       --------       --------
Operating income ...........................................       25,153         25,307         73,854         76,714
Other income (expense):
   Interest expense ........................................       (8,940)        (6,513)       (25,643)       (18,800)
   Amortization of deferred financing fees .................         (211)           (72)          (514)          (210)
   Other, net ..............................................          210            195            183            804
                                                                 --------       --------       --------       --------
Income before income taxes and extraordinary item ..........       16,212         18,917         47,880         58,508
Income taxes ...............................................        6,566          7,642         19,392         23,635
                                                                 --------       --------       --------       --------
Income before extraordinary item ...........................        9,646         11,275         28,488         34,873
Extraordinary item, net of tax (note 7) ....................           --             --           (498)            --
                                                                 --------       --------       --------       --------
Net income .................................................     $  9,646       $ 11,275       $ 27,990       $ 34,873
                                                                 ========       ========       ========       ========
Basic earnings per share: (note 6)
   Basic earnings per share before extraordinary item ......     $   0.27                      $   0.81
   Extraordinary item ......................................           --                         (0.02)
                                                                 --------                      --------
   Basic earnings per share ................................     $   0.27                      $   0.79
                                                                 ========                      ========
Diluted earnings per share: (note 6)
   Diluted earnings per share before extraordinary item ....     $   0.26                      $   0.79
   Extraordinary item ......................................           --                         (0.02)
                                                                 --------                      --------
   Diluted earnings per share ..............................     $   0.26                      $   0.77
                                                                 ========                      ========


     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)






                                             Common Stock                                 Accumulated
                                         ----------------------   Additional                 Other          Total          Total
                                          Number of                Paid-in     Retained  Comprehensive  Stockholders'  Comprehensive
                                           Shares     Par Value    Capital     Earnings      Income         Equity         Income
                                         ----------   ---------   ----------   --------   -----------    ----------     -----------

Balance at September 30, 2000                    --   $      --   $  164,648   $     --   $   (11,678)   $  152,970
Comprehensive income:
  Net income                                     --          --          638     27,352            --        27,990     $    27,990
  Translation adjustment                         --          --           --         --        (3,084)       (3,084)         (3,084)
  Unrealized loss on
    derivative instruments                       --          --           --         --        (1,513)       (1,513)         (1,513)
                                         ----------   ---------   ----------   --------   -----------    ----------     -----------
  Total comprehensive income                     --          --          638     27,352        (4,597)       23,393     $    23,393
                                                                                                                        ===========
Capital contribution from Apogent                --          --        4,612         --            --         4,612
Issuance of common stock in connection
   with the Apogent Spin-off             35,108,649         351         (351)        --            --            --
Dividends paid to Apogent                        --          --      (67,927)        --            --       (67,927)
Non-cash dividends to Apogent                    --          --      (78,167)        --            --       (78,167)
Issuance of common stock from
   options exercised                        111,583           1        1,061         --            --         1,062
Proceeds from stock offering,
   net of offering costs                  2,650,000          27       50,047         --            --        50,074
                                         ----------   ---------   ----------   --------   -----------    ----------
Balance at June 30, 2001                 37,870,232   $     379   $   74,561   $ 27,352   $   (16,275)   $   86,017
                                         ==========   =========   ==========   ========   ===========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         NINE MONTHS ENDED JUNE 30,

                                                                                            2001           2000
                                                                                         ----------     ----------
Cash flows from operating activities:
   Net income ......................................................................     $   27,990     $   34,873
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ....................................................................          7,514          7,505
   Amortization ....................................................................          6,584          6,458
   Loss on sales of property, plant and equipment ..................................            (40)          (206)
   Provision for losses on doubtful accounts .......................................            940            637
   Inventory provisions ............................................................            447          2,242
   Deferred income taxes ...........................................................          2,787          1,826
        Changes in assets and liabilities, net of effects of businesses acquired:
   Decrease in accounts receivable .................................................          9,172          8,923
   Increase in inventories .........................................................         (6,923)        (5,692)
   Increase in prepaid expenses and other current assets ...........................         (4,527)        (2,661)
   Increase (decrease) in accounts payable .........................................          1,040         (4,370)
   Increase in income taxes payable ................................................          2,242            950
   Increase in accrued payroll and employee benefits ...............................          2,131            474
   Decrease in restructuring reserve ...............................................           (859)          (416)
   Decrease in other current liabilities ...........................................         (1,215)        (7,788)
   Net change in other assets and liabilities ......................................            905         (1,220)
                                                                                         ----------     ----------
        Net cash provided by operating activities ..................................         48,188         41,535
                                                                                         ----------     ----------
Cash flows from investing activities:
   Capital expenditures ............................................................         (9,556)        (6,046)
   Proceeds from sales of property, plant, and equipment ...........................            128            583
   Payments for businesses acquired, net of cash acquired ..........................        (51,653)       (20,397)
                                                                                         ----------     ----------
        Net cash used in investing activities ......................................        (61,081)       (25,860)
                                                                                         ----------     ----------
Cash flows from financing activities:
   Proceeds - credit facility ......................................................        535,660        167,046
   Principal payments - credit facility ............................................       (503,182)      (138,966)
   Proceeds - other long-term debt .................................................            140             --
   Payments - other long-term debt .................................................           (107)          (200)
   Payment of deferred financing fees ..............................................         (5,494)            --
   Payment of Apogent dividend .....................................................        (67,927)          (439)
   Proceeds from stock offering, net of offering costs .............................         50,074             --
   Capital contributions from Apogent ..............................................          4,612         20,398
   Cash received from exercise of stock options ....................................          1,062             --
   Other ...........................................................................             --         (3,327)
   Net change in advances and loans to Apogent .....................................           (404)       (56,174)
                                                                                         ----------     ----------
        Net cash provided by (used in) financing activities ........................         14,434        (11,662)
                                                                                         ----------     ----------
Effect of exchange rate changes on cash and cash equivalents .......................         (3,086)        (4,431)
Net decrease in cash and cash equivalents ..........................................         (1,545)          (418)
Cash and cash equivalents at beginning of period ...................................          5,783          6,090
                                                                                         ----------     ----------
Cash and cash equivalents at end of period .........................................     $    4,238     $    5,672
                                                                                         ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ........................................     $   22,402     $   18,358
                                                                                         ==========     ==========
   Cash paid during the period for income taxes ....................................     $   11,582     $   24,536
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

         On December 11, 2000, Apogent spun off its dental business by way of a pro rata distribution to its shareholders of all of the outstanding common stock and related preferred stock purchase rights of SDS (the "Spin-off"). Apogent shareholders of record as of November 30, 2000 received one share of SDS common stock for every three shares of Apogent common stock they owned as of the record date. Prior to the Spin-off, SDM was a direct wholly-owned subsidiary of Apogent. Immediately prior to the Spin-off, Apogent contributed all of the stock of SDM to SDS making SDS the owner of all of the outstanding stock of SDM. As used in these Notes to Unaudited Consolidated Financial Statements, the term "SDS" or the "Company" means Sybron Dental Management, Inc. for the periods prior to the Spin-off and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the Spin-off.

         The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal quarters and nine-month periods ended June 30, 2000 and June 30, 2001 are hereinafter referred to as "2000" and "2001", respectively.

         In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 4 and 7 below, all such adjustments were of a normal recurring nature. The results for the quarter and year to date period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's Annual Report (Form 10-K) for the fiscal year ended September 30, 2000. The results of the quarter and year to date period ended June 30, 2000 and the period from October 1 through December 11, 2000 are not reflective of SDS as a stand-alone entity, but as a subsidiary of Apogent. Primarily as a result of the Spin-off, we incurred a significant amount of floating bank debt resulting in a net increase in debt compared to the prior fiscal year quarter of approximately $48 million. The new debt was used to reduce part of the indebtedness to Apogent as of the date of the Spin-off.

         The reduction in paid-in capital since September 30, 2000 primarily reflects the payment of $67.9 million in dividends to Apogent as a result of the Spin-off, and the reduction of capital of approximately $78.2 million representing a dividend in the form of a settlement of the intercompany balance with Apogent as a result of the Spin-off, partially offset by the net proceeds from the June 8, 2001 under-written stock offering of approximately $50.1 million (see "Liquidity and Capital Resources" in Item 2 below).

         On October 1, 2000 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as modified by SFAS No. 137, and SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The adoption of these statements had no material impact on the Company's consolidated financial position or results of its operations at October 1, 2000. As of June 30, 2001, SDS has recorded a $2.5 million unrealized loss in other current liabilities and $1.5 million (net of income taxes) in accumulated other comprehensive loss in the equity section related to certain interest rate swap transactions entered into to hedge the cash flow payments on certain long-term debt.

         We are required by the terms of our Credit Facility (defined below in Item 2. "Liquidity and Capital Resources") to protect against increases in interest rates by entering into and maintaining four-year hedging arrangements on at least 50% of the aggregate outstanding principal amount of the Term Loans. As of June 30, 2001, a total notional amount of $207.6 million, or 71.8%, is hedged through interest rate swaps.

         For the nine-month period ended June 30, 2001, we have recognized losses in the amount of $0.2 million on the hedges at the time of the interest swap payments in accordance with SFAS No. 133, as amended. In addition, for the nine-month period ended June 30, 2001, none of the cash flow hedges have been discontinued.

INVENTORIES

2. Inventories at June 30, 2001 and September 30, 2000 consist of the following:

                                                     JUNE 30,      SEPTEMBER 30,
                                                       2001            2000
                                                     --------        --------
Raw materials ..............................         $ 30,526        $ 24,300
Work-in-process ............................           14,613           8,410
Finished goods .............................           43,831          44,749
Excess and obsolescence reserves ...........           (3,149)         (4,347)
LIFO reserve ...............................              877           1,271
                                                     --------        --------
                                                     $ 86,698        $ 74,383
                                                     ========        ========

ACQUISITIONS

3. During the first nine months of fiscal 2001, we completed four acquisitions for cash. The aggregate purchase price of the acquisitions, net of cash acquired, was approximately $51.7 million. All of these acquisitions have been accounted for as purchases. The results of these acquisitions are included as of the date they were acquired. The total goodwill and intangibles for the acquired companies was approximately $33.6 million and will be amortized over 10 to 30 years, until implementation of FASB 142 - Goodwill and Other Intangible Assets. Descriptions of the acquired companies are as follows:

     (a) On December 4, 2000 Ormco B.V., a subsidiary of SDS, completed the acquisition of certain assets of Optident, Ltd., located in West Yorkshire, England, the former exclusive authorized distributor of Ormco/"A" Company products in the United Kingdom. The orthodontic division of Optident recorded sales of approximately $1.9 million during its fiscal year ended March 31, 2000.

     (b) On December 8, 2000, Kerr Corporation, a subsidiary of SDS, acquired certain assets of the dental division of Special Metals Corporation. The Special Metals dental division was a contract manufacturer and supplier of alloys used in producing the alloy powders used in Kerr's Tytin(R) and Tytin(R) FC dental amalgams. Kerr purchased the patents, machinery and inventory related to the manufacturing of these alloys in order to assure continued access to this technology. The Special Metals dental division recorded sales of approximately $5.4 million during its fiscal year ended December 31, 1999, of which approximately 52% were sales to Kerr.

     (c) On May 31, 2001, Sybron Canada Limited, one of our subsidiaries, acquired all of the capital stock of Hawe Neos Holding S.A for approximately $45 million. A portion of the purchase price has been placed in escrow to secure the seller's indemnification obligations to us. We have agreed to indemnify the seller against tax liability, which the seller might incur if we were to take future actions that would cause the acquisition to be treated as an indirect, partial or total liquidation of Hawe Neos under Swiss law.

         Hawe Neos is a Swiss manufacturer and wholesaler of consumable dental products, which fall into three main categories: prevention (which includes polishing brushes, polishing strips, prophy paste, prophy cups, and diamond polishing systems), restoration (which includes matrix bands used in restorative products and wedges used to separate teeth prior to placing the matrix bands), and pharmaceutical (which includes chlorhexidine based antimicrobial gels, chlorhexidine based antimicrobial rinses and whitening toothpaste). Hawe Neos recorded net sales of approximately $16.8 million in calendar year 2000, based on the exchange rate between Swiss francs and U.S. dollars on May 23, 2001. Approximately 80% of its sales are concentrated in Europe (mainly in Switzerland, Germany, and Austria), and about 10% of its sales are in the United States.

     (d) On June 8, 2001, Metrex Research Corporation, one of our subsidiaries, acquired from OBF Technologies, Inc., a product line used in the management of biohazardous and hazardous liquid medical waste. OBF is located in Downer's Grove, Illinois, and had annual revenues for the product line for calendar year 2000 of approximately $3.0 million. The product line includes Premicide(R), a U.S. patented EPA registered, sanitization/solidification product designed to economically solidify, disinfect and deodorize liquid medical waste contained in collection vessels.

RESTRUCTURING CHARGES

4. In June 1998, we recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

         In September 2000, we recorded a restructuring charge of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Control Products business segments, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort, The Netherlands), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million are cash related charges for severance and contractual obligations. These combined charges are collectively referred to herein as the "2000 Special Charges". The closing and re-location of the Metrex facility to the Kerr facility in Romulus, Michigan, the reduced working capital related to the exited products, and the headcount reductions at the Ormco facilities should save the Company approximately $1.7 million pre-tax on an annual basis, once completed. The reductions in headcount at the Ormco San Diego and Amersfort facilities and the product line exits were all completed in the first quarter of 2001. The Metrex facility move and closing is anticipated to be complete by the end of the fourth quarter of 2001, along with the majority of the cash charges.

         The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

                                               LEASE     SHUT-DOWN   INVENTORY    FIXED              CONTRACTUAL
                                  SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS      TAX     OBLIGATIONS    OTHER     TOTAL
                                  ---------   --------    -------    --------    -------   -------   -----------   -------   -------
                                     (a)         (b)        (b)         (c)        (c)       (d)         (e)
1998 Restructuring charge ...      $ 4,300     $   300    $   400     $ 4,600    $ 1,300   $   700     $   900     $ 2,100   $14,600
1998 cash payments ..........        1,800          --        100          --         --        --         300       1,400     3,600
1998 non-cash charges .......           --          --         --       4,600      1,300        --          --          --     5,900
                                   -------     -------    -------     -------    -------   -------     -------     -------   -------
September 30, 1998 balance ..      $ 2,500     $   300    $   300     $    --    $    --   $   700     $   600     $   700   $ 5,100
Fiscal 1999 cash payments ...        1,300         300        300          --         --        --         300         400     2,600
Adjustments(a) ..............        1,200          --         --          --         --        --          --          --     1,200
                                   -------     -------    -------     -------    -------   -------     -------     -------   -------
September 30, 1999 balance ..      $    --     $    --    $    --     $    --    $    --   $   700     $   300     $   300   $ 1,300
Fiscal 2000 cash payments ...           --          --         --          --         --        --         300         100       400
                                   -------     -------    -------     -------    -------   -------     -------     -------   -------
September 30, 2000 and
June 30, 2001 balances ...         $    --     $    --    $    --     $    --    $    --   $   700     $    --     $   200   $   900
                                   =======     =======    =======     =======    =======   =======     =======     =======   =======

The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

                                                LEASE     SHUT-DOWN   INVENTORY    FIXED              CONTRACTUAL
                                  SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS      TAX     OBLIGATIONS    OTHER     TOTAL
                                  ---------   --------    -------    --------    -------   -------   -----------   -------   -------
                                     (a)         (b)        (b)         (c)        (c)       (d)         (e)
2000 Restructuring charge ...      $ 1,300     $    --    $    --     $ 7,600    $   200   $    --     $   100     $   100   $ 9,300
2000 non-cash charges .......           --          --         --       7,600        200        --          --          --     7,800
                                   -------     -------    -------     -------    -------   -------     -------     -------   -------
September 30, 2000 balance ..        1,300          --         --          --         --        --         100         100     1,500
Fiscal 2001 cash payments ...          700          --         --          --         --        --          50         100       850
                                   -------     -------    -------     -------    -------   -------     -------     -------   -------
June 30, 2001 balance .......      $   600     $    --    $    --     $    --    $    --   $    --     $    50     $    --   $   650
                                   =======     =======    =======     =======    =======   =======     =======     =======   =======


(a) Amount represents the 1998 restructuring charge for severance and termination costs for approximately 165 employees (primarily sales and marketing personnel). As of June 30, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The 2000 restructuring charge represents severance and termination costs for approximately 65 employees terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. During the quarter ended December 31, 2000, the Ormco San Diego and Amersfort terminations and severance payments associated with those terminations were completed under the 2000 restructuring plan. During the quarter ended June 30, 2001 the remainder of the employees at the Metrex facility in Parker, Colorado (48 employees) were terminated, and a portion of their severance was paid during the quarter, with the balance to be paid during the fourth quarter of fiscal 2001.

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

         Information on these business segments is summarized as follows:

                                                                             INFECTION
                                               PROFESSIONAL                   CONTROL
                                                  DENTAL      ORTHODONTICS    PRODUCTS    ELIMINATIONS    TOTAL SDS
                                                ----------    ------------   ----------   ------------   ----------
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
  External customer ........................    $   53,451     $   44,270    $    7,265    $       --    $  104,986
  Intersegment(a) ..........................           248          1,719            24        (1,991)           --
    Total revenues .........................        53,699         45,989         7,289        (1,991)      104,986
Gross profit ...............................        30,335         26,636         3,672            --        60,643
Selling, general and administrative expenses        16,071         16,239         3,026            --        35,336
Operating income ...........................        14,264         10,397           646            --        25,307

                                                                             INFECTION
                                                  PROFESSIONAL                   CONTROL
                                                     DENTAL      ORTHODONTICS    PRODUCTS    ELIMINATIONS    TOTAL SDS
                                                   ----------    ------------   ----------   ------------   ----------
THREE MONTHS ENDED JUNE 30, 2001
Revenues:
   External customer ..........................        55,297         42,881         8,102            --       106,280
   Intersegment(a) ............................           613          2,077             3        (2,693)           --
      Total revenues ..........................        55,910         44,958         8,105        (2,693)      106,280
Gross profit ..................................        30,745         25,996         4,212            --        60,953
Selling, general and administrative expenses ..        15,876         16,384         3,540            --        35,800
Operating income ..............................        14,869          9,612           672            --        25,153

(a) Includes the elimination of intergroup activity in the three months ended June 30, 2000 and 2001.


                                                                             INFECTION
                                                  PROFESSIONAL                   CONTROL
                                                     DENTAL      ORTHODONTICS    PRODUCTS    ELIMINATIONS    TOTAL SDS
                                                   ----------    ------------   ----------   ------------   ----------

NINE MONTHS ENDED JUNE 30, 2000
Revenues:
     External customer ........................    $  156,273     $  131,030    $   19,362    $       --    $  306,665
     Intersegment (a) .........................           687          4,391            28        (5,106)           --
         Total revenues .......................       156,960        135,421        19,390        (5,106)      306,665
Gross profit ..................................        88,921         80,236         9,295            --       178,452
Selling, general and administrative expenses ..        46,301         47,205         8,232            --       101,738
Operating income ..............................        42,620         33,031         1,063            --        76,714

NINE MONTHS ENDED JUNE 30, 2001
Revenues:
     External customer ........................       162,951        131,623        20,928            --       315,502
     Intersegment(a) ..........................         1,528          5,411             4        (6,943)           --
         Total revenues .......................       164,479        137,034        20,932        (6,943)      315,502
Gross profit ..................................        90,131         78,136        10,568            --       178,835
Selling, general and administrative expenses ..        47,199         48,280         9,502            --       104,981
Operating income ..............................        42,932         29,856         1,066            --        73,854
Segment assets (at end of period) .............       309,528        171,180        45,695            --       526,403

(a) Includes the elimination of intergroup activity in the nine months ended June 30, 2000 and 2001.


EARNINGS PER SHARE

6. The earnings per share calculations include certain assumptions due to the Spin-off from Apogent taking place on December 11, 2000. The shares that were distributed due to the pro rata distribution were assumed to have been outstanding at the beginning of the year through the Spin-off. SDS also completed a public offering of 2,650,000 shares of common stock on June 8, 2001.

         The basic weighted average number of shares for the quarter and nine month period ended June 30, 2001, were 35,834,734 and 35,359,739, respectively. Fully diluted shares are calculated using the treasury stock method. The average price assumed before November 28, 2000, the day SDS stock began trading on a when issued basis, was the opening trading price, or $13. For the period from November 28, 2000 through December 11, 2000, the SDS when issued trading price was used. For the quarter and nine month period ended June 30, 2001, the incremental fully diluted shares were calculated to be 1,555,024 and 964,428, respectively, and represent the dilutive effect of options outstanding as of June 30, 2001. We made no assumptions and have not disclosed earnings per share calculations for periods prior to the Spin-off.

EXTRAORDINARY CHARGES

7. The extraordinary item represents the SDS allocation of the write-off of Apogent's deferred financing fees associated with the termination of Apogent's credit agreement due to the Spin-off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When we use the terms "we", "us" "or "our" in this report, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that, prior to the Spin-off comprised the dental business of Apogent Technologies, Inc. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2000 and 2001 refer to the third quarters of fiscal 2000 and 2001, respectively.

GENERAL

         Sybron Dental Specialties, Inc. ("SDS" or the "Company") was spun off by way of a pro rata distribution on December 11, 2000 from Apogent. We are a leading manufacturer of value-added products for the dental and orthodontics professions and products for use in infection control in the United States and abroad. We operate under three business segments:

         Professional Dental. We develop, manufacture, market and distribute a comprehensive line of consumable products to the dental industry worldwide.

         Orthodontics. We engineer, manufacture, market and distribute a complete array of consumable orthodontic products and endodontic products used in root canal therapy.

         Infection Control Products. We develop, manufacture, market, and distribute consumable infection prevention products to the dental and medical markets.

Our primary subsidiaries in each of our business segments are as follows:

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

Hawe Neos S.A.

INFECTION CONTROL PRODUCTS

Metrex Research Corporation, including its Alden
Scientific Division

         Our goals are to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are: a focus on product innovation, ongoing cost reduction, and selective acquisitions while continuing to pursue a strategy of debt reduction.

         Sales for the quarter and year to date ended June 30, 2001 grew from the corresponding prior year periods. Net sales for the third quarter of fiscal 2001 increased by 1.2% from the corresponding fiscal 2000 period, while year to date sales increased by 2.9% from the comparable prior year period. Operating income for the third quarter of fiscal 2001 decreased by 0.6% from the corresponding fiscal 2000 period, while year to date operating income decreased 3.7% from the comparable prior year period, primarily due to an unfavorable currency impact and general and administrative costs associated with being a stand-alone entity.

         Domestic sales for the quarter and year to date ended June 30, 2001 were higher by 2.5% and 4.8% for the quarter and year to date periods, respectively, from the corresponding fiscal 2000 periods. International sales decreased by 0.9% and increased 0.04% for the quarter and year to date periods, respectively, from the corresponding fiscal 2000 periods. Without the negative currency effects, international sales growth would have been 4.6% and 7.3% for the quarter and year to date periods, respectively, from the corresponding fiscal 2000 periods.

         We continue to maintain an active program of developing and marketing new products and product line extensions, as well as pursuing growth through acquisitions. We completed four acquisitions in the first nine months of fiscal 2001. (See note 3 of notes to the unaudited consolidated financial statements.)

         Substantial portions of our sales, income and cash flows are derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are partially mitigated by the fact that our subsidiaries' operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

         We may employ currency hedges to mitigate the impact of foreign currency fluctuations. If currency hedges are not employed, we may be exposed to earnings volatility as a result of foreign currency fluctuations. As of June 30, 2001, we have not entered into any such currency hedges during the fiscal year.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

         Net Sales

                                   FISCAL       FISCAL       DOLLAR      PERCENT
NET SALES: (IN THOUSANDS)           2000         2001        CHANGE      CHANGE
-------------------------         --------     --------     --------     -------
Professional Dental ..........    $ 53,451     $ 55,297     $  1,846       3.5%
Orthodontics .................      44,270       42,881       (1,389)     (3.1)%
Infection Control Products ...       7,265        8,102          837      11.5%
                                  --------     --------     --------      ----
Total Net Sales ..............    $104,986     $106,280     $  1,294       1.2%
                                  ========     ========     ========      ====

         Overall Company. Net sales for the third quarter of fiscal 2001 increased by $1.3 million or 1.2% from the corresponding fiscal 2000 quarter.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased net sales of new products (approximately $2.0 million), (b) the net sales of products from acquired companies (approximately $1.6 million), and (c) reduced rebate expense (approximately $0.1 million). The increase in net sales was partially offset by:
(a) unfavorable foreign currency fluctuations (approximately $1.1 million), and
(b) the loss of the net sales of last year's exited product lines (approximately $0.8 million).

         Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $4.3 million), (b) unfavorable foreign currency fluctuations (approximately $1.1 million), (c) a loss of the net sales of last year's exited product lines (approximately $0.9 million), and (d) increased rebate expense (approximately $0.1 million). The decrease in net sales was partially offset by: (a) net sales of new products (approximately $4.9 million), and (b) the net sales of products from acquired companies (approximately $0.1 million).

         Infection Control Products. Increased net sales in the Infection Control Products segment was due primarily to: (a) increased net sales of existing products (approximately $0.6 million), (b) net sales of new products (approximately $0.1 million), and (c) the net sales of products from the acquired company (approximately $0.1 million).

         Gross Profit

                                    FISCAL    PERCENT OF    FISCAL    PERCENT OF   DOLLAR    PERCENT
GROSS PROFIT: (IN THOUSANDS)         2000       SALES        2001       SALES      CHANGE    CHANGE
----------------------------       --------     -----      --------     -----      ------    ------
Professional Dental ..........     $ 30,335      56.8%     $ 30,745      55.6%     $  410      1.4%
Orthodontics .................       26,636      60.2%       25,996      60.6%       (640)    (2.4)%
Infection Control Products ...        3,672      50.5%        4,212      52.0%        540     14.7%
                                   --------     -----      --------     -----      ------    -----
Total Gross Profit ...........     $ 60,643      57.8%     $ 60,953      57.4%     $  310      0.5%
                                   ========     =====      ========     =====      ======    =====

         Overall Company. Gross profit for the quarter ended June 30, 2001 increased by $0.3 million or 0.5% from the corresponding fiscal 2000 period.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased unit volume relating to new products (approximately $1.2 million), (b) a favorable product mix (approximately $1.1 million), (c) margins relating to the net sales of products from acquired companies (approximately $0.9 million), (d) inventory reserve adjustments (approximately $0.5 million of which approximately $0.3 million is due to physical inventory adjustments, a reduction in the LIFO provision of approximately $0.1 million, a standard cost adjustment of approximately $0.1 million, and a decrease in royalty expense of approximately $0.1 million, partially offset by an increase in obsolescence of approximately $0.1 million), and (e) decreased rebate expense (approximately $0.1 million). The increased gross profit was partially offset by (a) unfavorable manufacturing variances (approximately $1.7 million), (b) an unfavorable exchange rate effect (approximately $1.3 million), and (c) margins lost from the prior year's exited products lines (approximately $0.4 million).

         Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.6 million), (b) unfavorable product mix margins (approximately $2.5 million), (c) an unfavorable exchange rate effect (approximately $1.2 million), (d) margins lost from the prior year's exited products (approximately $0.5 million), and (e) increased rebate expense (approximately $0.1 million). These decreases were partially offset by; (a) increased unit volume relating to new products (approximately $2.9 million), (b) favorable manufacturing variances (approximately $2.8 million), (c) inventory reserve adjustments (approximately $0.5 million, of which approximately $0.3 million is related to physical inventory adjustments, an obsolescence adjustment of approximately $0.3 million, a decrease in the LIFO provision of approximately $0.3 million, and a decrease in the royalty expense of approximately $0.2 million, partially offset by a decrease in royalty income of approximately $0.6 million), and (d) margins relating to the net sales of products from acquired companies (approximately $0.1 million).

         Infection Control Products. Gross profit in the Infection Control Products segment increased due to: (a) a favorable manufacturing variance (approximately $0.3 million), and (b) increased unit volume of existing products (approximately $0.2 million).

         Selling, General and Administrative Expenses

SELLING GENERAL AND ADMINISTRATIVE    FISCAL    PERCENT OF    FISCAL    PERCENT OF   DOLLAR    PERCENT
EXPENSES: (IN THOUSANDS)               2000       SALES        2001       SALES      CHANGE    CHANGE
------------------------             --------     -----      --------     -----      ------    ------
Professional Dental ..........       $ 16,071      30.1%     $ 15,876      28.7%     $ (195)    (1.2)%
Orthodontics .................         16,239      36.7%       16,384      38.2%        145      0.9%
Infection Control Products ...          3,026      41.7%        3,540      43.7%        514     17.0%
                                     --------     -----      --------     -----      ------    -----
Total Selling General and
Administrative Expenses ......       $ 35,336      33.7%     $ 35,800      33.7%     $  464      1.3%
                                     ========     =====      ========     =====      ======     ====

         Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2001 increased by $0.5 million or 1.3% from the corresponding fiscal 2000 quarter.

         Professional Dental. Decreased selling, general and administrative expenses in the Professional Dental segment resulted primarily from a favorable currency exchange rate effect (approximately $0.8 million). The decrease was partially offset by: (a) increased general and administrative expenses (approximately $0.2 million), (b) increased amortization expense (approximately $0.2 million), (c) increased selling and marketing expenses (approximately $0.1 million), and (d) selling, general and administrative expenses related to the acquired companies (approximately 0.1 million).

         Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $0.5 million), and (b) increased research and development expenses (approximately $0.2 million). Partially offsetting these increases was a favorable foreign currency fluctuation (approximately $0.6 million).

         Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from increased general and administrative expenses (approximately $0.5 million).

         Operating Income

OPERATING INCOME :                FISCAL    PERCENT OF    FISCAL    PERCENT OF   DOLLAR    PERCENT
(IN THOUSANDS)                     2000       SALES        2001       SALES      CHANGE    CHANGE
--------------                   --------     -----      --------     -----      ------    ------
Professional Dental ..........   $ 14,264      26.7%     $ 14,869      26.9%     $  605      4.2%
Orthodontics .................     10,397      23.5%        9,612      22.4%       (785)    (7.6)%
Infection Control Products ...        646       8.9%          672       8.3%         26      4.0%
                                 --------     -----      --------     -----      ------    -----
Total Operating Income .......   $ 25,307      24.1%     $ 25,153      23.7%     $ (154)    (0.6)%
                                 ========     =====      ========     =====      ======    ======

         As a result of the foregoing, operating income in the third quarter of fiscal 2001 decreased by 0.6% or $0.2 million below operating income in the corresponding quarter of fiscal 2000.

         Interest Expense

         Interest expense was $8.9 million in the third quarter of fiscal 2001, an increase of $2.4 million from the corresponding fiscal 2000 quarter. The increase resulted from higher average debt balances in 2001 and higher average interest rates on our credit facility.

         Income Taxes

         Taxes on income in the third quarter of fiscal 2001 were $6.6 million, a decrease of $1.1 million from the corresponding 2000 quarter. The decrease resulted primarily from lower taxable earnings.

         Net Income

         As a result of the foregoing, we had net income of $9.6 million in the third quarter of fiscal 2001, as compared to net income of $11.3 million in the corresponding 2000 period.

         Depreciation and Amortization

         Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation expense decreased $0.4 million in the third quarter of fiscal 2001 compared to the same period in the prior year due to routine depreciation expense on capital expenditures.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000

         Net Sales

                                   FISCAL     FISCAL     DOLLAR    PERCENT
NET SALES: (IN THOUSANDS)           2000       2001      CHANGE    CHANGE
-------------------------         --------   --------   --------   ------

Professional Dental ..........    $156,273   $162,951   $  6,678     4.3%
Orthodontics .................     131,030    131,623        593     0.5%
Infection Control Products ...      19,362     20,928      1,566     8.1%
                                  --------   --------   --------   -----
Total Net Sales ..............    $306,665   $315,502   $  8,837     2.9%
                                  ========   ========   ========   =====

         Overall Company. Net sales for the first nine months of fiscal 2001 increased by $8.8 million or 2.9% from the corresponding fiscal 2000 period.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $6.3 million), (b) net sales of products from acquired companies (approximately $4.7 million), (c) increased net sales from existing products (approximately $0.9 million), and (d) reduced rebate expense (approximately $0.5 million). Partially offsetting higher sales were: (a) an unfavorable exchange rate (approximately $4.1 million) and (b) the loss of the net sales of last year's exited products (approximately $1.6 million).

         Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from (a) net sales of new products (approximately $12.5 million), and
(b) net sales of products from acquired companies (approximately $1.0 million). Partially offsetting higher net sales were: (a) decreased net sales of existing products (approximately $5.9 million), (b) an unfavorable exchange rate effect (approximately $4.8 million), (c) the loss of the net sales related to the prior year's exited products (approximately $2.1 million), and (d) increased rebate expense (approximately $0.1 million).

         Infection Control Products. Increased net sales in the Infection Control Products segment resulted primarily from: (a) increased net sales of existing products (approximately $1.4 million), and (b) the net sales of new products (approximately $0.1 million), and (c) the net sales of products from the acquired company (approximately $0.1 million).

         Gross Profit

GROSS PROFIT:                       FISCAL    PERCENT OF    FISCAL    PERCENT OF    DOLLAR     PERCENT
(IN THOUSANDS)                       2000       SALES        2001       SALES       CHANGE     CHANGE
--------------                     --------     -----      --------     -----      --------    ------
Professional Dental ..........     $ 88,921      56.9%     $ 90,131      55.3%     $  1,210      1.4%
Orthodontics .................       80,236      61.2%       78,136      59.4%       (2,100)    (2.6)%
Infection Control Products ...        9,295      48.0%       10,568      50.5%        1,273     13.7%
                                   --------     -----      --------     -----      --------    -----
Total Gross Profit ...........     $178,452      58.2%     $178,835      56.7%     $    383      0.2%
                                   ========      =====     ========     =====      ========    =====

         Overall Company. Gross profit for the nine months ended June 30, 2001 increased by $0.4 million or 0.2% from the corresponding fiscal 2000 period.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased unit volume relating to new products (approximately $3.7 million), (b) margins relating to net sales of products from acquired companies (approximately $2.8 million), (c) inventory adjustments (approximately $1.4 million, of which approximately $0.6 million is related to standard cost revisions, approximately $0.6 million is related to physical inventory adjustments, approximately $0.1 million is a decrease in the LIFO provision, and a reduction in royalty expense of approximately $0.1 million), (d) increased in the unit volume relating to existing products (approximately $0.6 million), and (e) decreased rebate expense (approximately $0.5 million). The following offset increased gross profit margins: (a) unfavorable exchange rate (approximately $2.9 million), (b) unfavorable manufacturing variances (approximately $2.5 million), (c) unfavorable product mix margins (approximately $1.6 million), and (d) margins lost from last year's exited products (approximately $0.8 million).

         Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) an unfavorable exchange rate effect (approximately $4.9 million), (b) decreased volume of existing products (approximately $3.3 million), (c) unfavorable product mix margins (approximately $1.5 million), (d) margins lost from the prior year's exited products (approximately $1.1 million),
(e) inventory adjustments (approximately $0.9 million, of which approximately $1.0 is due to decreased royalty income, an increase in standard cost of approximately $0.3 million, an approximate $0.1 increase in obsolescence provisions, and an increase of approximately $0.1 million due to LIFO provisions, partially offset by a favorable physical inventory reduction of approximately $0.6 million), and (f) increased rebate expense (approximately $0.1 million). These decreases were partially offset by: (a) increased unit volume relating to new products (approximately $7.5 million), (b) favorable manufacturing variances (approximately $1.7 million), and (c) the margins relating to the net sales of products of acquired companies (approximately $0.5 million).

         Infection Control Products. Gross profit in the Infection Control Products segment increased due to: (a) increased net sales volume (approximately $0.5 million), (b) inventory adjustments (approximately $0.4 million, of which approximately $0.5 million is due to a favorable physical inventory adjustment, partially offset by and $0.1 million obsolescence adjustment), (c) reduced manufacturing variance costs (approximately $0.3 million), and (d) the margins relating to the net sales of products from acquired companies (approximately $0.1 million).

         Selling, General and Administrative Expenses

SELLING GENERAL AND ADMINISTRATIVE     FISCAL    PERCENT OF    FISCAL    PERCENT OF    DOLLAR    PERCENT
EXPENSES (IN THOUSANDS)                 2000       SALES        2001       SALES       CHANGE    CHANGE
-----------------------               --------     -----      --------     -----      --------   ------
Professional Dental ..........        $ 46,301      29.6%     $ 47,199      29.0%     $    898     1.9%
Orthodontics .................          47,205      36.0%       48,280      36.7%        1,075     2.3%
Infection Control Products ...           8,232      42.5%        9,502      45.4%        1,270    15.4%
                                      --------     -----      --------     -----      --------   -----
Total Selling General and
 Administrative Expenses .....        $101,738      33.2%     $104,981      33.3%     $  3,243     3.2%
                                      ========      =====     ========     =====      ========    ====

         Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2001 increased by $3.2 million or 3.2% from the corresponding fiscal 2000 period. This was primarily due to $0.7 million of Apogent charges for certain corporate functions now handled by us as a result of the Spin-off along with the assumption of additional costs of being a stand-alone entity instead of a subsidiary of Apogent.

         Charges allocated to us by Apogent for general and administrative expenses for the quarter ended December 31, 2000 were approximately $0.7 million. These charges were allocated by Apogent and represented tax, legal and other corporate overhead expenses incurred by Apogent (prior to the Spin-off). Without these tax effected charges, the basic and fully diluted earnings per share for the nine-month period ended June 30, 2001 would have been approximately $ .01 higher.

         Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) higher general and administrative charges (approximately $1.6 million), (b) increased selling and marketing expenses (approximately $0.9 million), (c) additional expenses related to acquisitions (approximately $0.3 million), and (d) increased amortization expense (approximately $0.3 million). These increases were partially offset by: (a) a decrease in expenses related to foreign currency fluctuations (approximately $2.0 million), and (b) decreased research and development expenses (approximately $0.2 million).

         Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.4 million), (b) increased selling and marketing expenses (approximately $1.0 million), (c) increased research and development expenses (approximately $0.2 million), and (d) higher selling, general and administrative expenses related to acquisitions (approximately $0.1 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by: (a) a decrease in expenses related to foreign currency fluctuations (approximately $1.5 million), and (b) reduced amortization expenses (approximately $0.1 million).

         Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased marketing expenses (approximately $0.6 million),
(b) increased general and administrative expenses (approximately $0.5 million),
(c) increased research and development (approximately $0.1 million), and (d) increased amortization expense (approximately $0.1 million).

         Operating Income

                                     FISCAL    PERCENT OF    FISCAL    PERCENT OF    DOLLAR     PERCENT
OPERATING INCOME (IN THOUSANDS)       2000       SALES        2001       SALES       CHANGE     CHANGE
-------------------------------     --------     -----      --------     -----      --------    ------
Professional Dental ..........      $ 42,620      27.3%     $ 42,932      26.3%     $    312      0.7%
Orthodontics .................        33,031      25.2%       29,856      22.7%       (3,175)    (9.6)%
Infection Control Products ...         1,063       5.5%        1,066       5.1%            3      0.3%
                                    --------     -----      --------     -----      --------    -----
Total Operating Income .......      $ 76,714      25.0%     $ 73,854      23.4%     $ (2,860)    (3.7)%
                                    ========     =====      ========     =====      ========    =====

         As a result of the foregoing, operating income in the first nine months of fiscal 2001 decreased by 3.7% or $2.9 million below operating income in the corresponding period of fiscal 2000.

         Interest Expense

         Interest expense was $25.6 million in the first nine months of fiscal 2001, an increase of $6.8 million from the corresponding fiscal 2000 period. The increase resulted from higher average debt balances in 2001 and higher average interest rates on our credit facilities.

         Income Taxes

         Taxes on income before the extraordinary item in the first nine months of fiscal 2001 were $19.4 million, a decrease of $4.2 million from the corresponding 2000 period. The decrease resulted primarily from lower taxable earnings.

         Income before Extraordinary Item

         As a result of the foregoing, we had income before extraordinary item of $28.5 million in the first nine months of fiscal 2001, as compared to $34.9 million in the corresponding 2000 period.

         Extraordinary Item

         Due to the Spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to us. The incremental earnings per share effect of this allocation for the nine-month period ended June 30, 2001 was $0.02 per share on both a basic and fully diluted basis.

         Net Income

         As a result of the foregoing, we had net income of $28.0 million in the first nine months of fiscal 2001, as compared to net income of $34.9 million in the corresponding 2000 period.

         Depreciation and Amortization

         Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense increased $0.1 million in the first nine months of fiscal 2001, as compared to the corresponding 2000 period, due to acquisition activity, as well as additional depreciation on routine operating expenditures.

         New Accounting Pronouncements

         In July 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 required that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies will be January 1, 2002. Early application is permitted for entities with fiscal years beginning after March 31, 2001, provided that the first interim financial statements have not been previously issued. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year.

         We have historically amortized our goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, we will cease amortizing our goodwill and certain intangible assets. We anticipate adopting SFAS No. 142 as of the beginning of fiscal year 2002 (i.e. October 1, 2001). We recorded amortization expense in the amount of $8.5 million for the fiscal year ended September 30, 2000, $2.3 million for the quarter ended June 30, 2001, and $6.6 million for the nine-month period ended June 30, 2001. Upon adoption of SFAS No. 142, similar amounts of amortization will not be recorded in future periods. Additionally, we will be required to evaluate our existing intangible assets and goodwill and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition of identifiable intangible assets apart from goodwill and to reassess the useful lives of such assets.

         Further, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset and goodwill for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Impairment will first be assessed by identifying our reporting units and determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and comparing the fair value of each reporting unit to the reporting unit's carrying amount. To the extent that the carrying amount of each reporting unit exceeds its fair value, impairment will be measured as the amount by which the reporting unit's net assets and liabilities (recorded and unrecorded) exceed its fair value. We have not fully determined the effect of adopting SFAS 141 and 142.

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

         Prior to the Spin-off, our capital requirements arose principally from our allocation of the indebtedness incurred in connection with the permanent financing for the 1987 acquisition of the predecessor to Apogent and subsequent refinancings, obligations to pay rent under the Sale/Leaseback facility (as defined herein), working capital needs (primarily related to inventory and accounts receivable), capital expenditures (primarily related to purchases of machinery, the purchase of various businesses and product lines in execution of our acquisition strategy), payments to be made in connection with our restructuring activities in 1998 and 2000, and the periodic expansion of physical facilities. Other than the capital requirements related to the permanent financing for the 1987 acquisition of Apogent's predecessor, we expect our future capital requirements to be similar to those prior to the Spin-off. In addition, we required capital to service bank debt and related interest allocated to us in the Spin-off, which totaled $307.1 million. It is currently our intent to de-leverage and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders and considering the level of debt and interest. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of the SDS Credit Facility (as defined below). Also, the SDS Credit Facility limits our ability to consummate acquisitions without the consent of our lenders. In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

         The statements contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition and de-levering strategies are forward-looking statements. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of the SDS Credit Facility and the availability of suitable acquisition candidates at reasonable prices. See "Cautionary Factors" below.

         Approximately $48.2 million of cash was generated from operating activities in the first nine months of fiscal 2001, as compared to approximately $41.5 million from the same period of the prior year. The approximate $6.7 million increase in cash flows from operations was primarily due to: (a) an increase in the net change in other current liabilities from the prior year period of approximately $6.6 million, (b) an increase in the net change in accounts payable from the prior year period of approximately $5.4 million, (c) an increase in the net change in other assets from the prior year period of approximately $2.1 million, (d) an increase in the net change in accrued payroll and employee benefits for the current year period as compared to the prior year of approximately $1.7 million, (e) an increase in the net change in income taxes payable from the prior year period of approximately $1.3 million, (f) an increase in the net change in deferred income taxes from the prior year period of approximately $1.0 million, (g) an increase in the bad debt provision compared to the prior year period of approximately $0.3 million, (h) a higher decrease in accounts receivable from the prior year period of approximately $0.2 million, (i) a smaller loss on sale of property, plant and equipment from the prior year period of approximately $0.2 million, and (j) an increase in amortization from the prior year period of approximately $0.1 million . The increases in cash flows from operations were offset by the following: (a) decreased earnings compared to the prior year period of approximately $6.9 million, (b) an increase in prepaid expenses and other current assets from the prior year period of approximately $1.9 million, (c) a decrease in inventory provisions from the prior year period of approximately $1.8 million, (d) an increase in inventories from the comparable prior year period of approximately $1.2 million, and (e) a decrease in the restructuring reserve of approximately $0.4 million from the prior year period. Approximately $61.1 million of cash was used in investing activities in the first nine months of 2001, an increase of approximately $35.2 million from the same period of fiscal 2000 (primarily due to additional payments for acquisitions from the prior year period of approximately $31.3 million, and increased capital expenditures of approximately $3.5 million and lower proceeds from sales of property, plant and equipment from the prior year of approximately $0.4 million). Approximately $14.4 million of cash was provided by financing activities in the first nine months of fiscal 2001 as compared to cash used in the prior year financing activities of approximately $11.7 million. The approximate $26.1 million increase in cash provided by financing activities from the prior year was primarily attributed to: (a) the net change in advances and loans to Apogent from the prior year period of approximately $55.8 million, (b) the net proceeds from our underwritten stock offering of approximately $50.1 million, (c) a net increase in loan proceeds from the prior year of approximately $4.6 million, (d) a net change in other financing activities of approximately $3.3 million, and (e) cash received from stock options exercised of approximately $1.1 million. The cash provided by the preceding financing activities were partially offset by: (a) an increase in the cash dividend payment to Apogent in the first quarter of fiscal 2001 of approximately $67.5 million from the prior year, (b) lower capital contributions from Apogent in fiscal year 2001 as compared to fiscal year 2000 of approximately $15.8 million, and (c) the payment of deferred financing fees related to the SDS Credit Facility of approximately $5.5 million.

         Credit Facilities: Historically, our operations have been funded through the credit facilities managed by Apogent (the "Apogent Credit Facilities"). Certain of our affiliates were obligors under the Apogent Credit Facilities and as such, Apogent has historically recorded a portion of the debt outstanding and related interest under these facilities with us. At September 30, 2000, approximately $311.8 million of the borrowings under the Apogent Credit Facilities, consisting of term loan facilities (the "Old Tranche A Term Loan" and "Old Tranche B Term Loan") and a revolving credit facility (the "Old Revolving Credit Facility") were recorded by us. Under the Old Tranche A Term Loan, we had $69.5 million outstanding at September 30, 2000. Under the Old Tranche B Term Loan, we had $119.7 million outstanding at September 30, 2000. Under the Old Revolving Credit Facility, we had $122.6 million outstanding at September 30, 2000. Our cash flow has been substantially affected by the historical debt (and related interest expense) and by charges related to an allocation of corporate operating expenses by Apogent to us. Our interest expense was, $6.5 million and $8.9 million during the quarters ended June 30, 2000 and 2001, respectively, and $18.8 million and $25.6 million for the nine-month periods ending June 30, 2000 and 2001, respectively. Apogent corporate operating expenses charged to us were $0.5 million during the quarter ended June 30, 2000, and $2.9 million and $0.7 million during the nine months ended June 30, 2000 and 2001, respectively. The interest expense and corporate operating expense charges are not necessarily indicative of the interest charges and corporate operating expenses that would have been incurred by us if we had been an independent company during the periods presented. During the first quarter of 2001, we assumed stand-alone corporate expenses, as well as incurred corporate charges from Apogent prior to the Spin-off. Borrowed funds after the Spin-off have higher interest rates than those historically recorded by us. Since the Spin-off, we have been responsible for the expenses of being an independent company.

         Under our new credit facility (the "SDS Credit Facility") put in place for the Spin-off, we obtained a credit facility, which allows for borrowings up to $450 million from ABN AMRO Bank N.V. and certain other lenders. The SDS Credit Facility is comprised of a $150 million five year tranche A term loan (the "Tranche A Term Loan"), a $150 million seven year tranche B term loan (the "Tranche B Term Loan"), under which Kerr and Ormco, two of our subsidiaries, are borrowers (the "Term Loan Borrowers"), and a five year revolving credit facility up to $150 million (the "Revolving Credit Facility), under which SDM, another one of our subsidiaries, is the borrower.

         The Tranche A Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest applicable percentage on the grid was in place through June 30, 2001. Repayments under the Tranche A Term Loan are due in quarterly installments beginning on March 31, 2001. As of June 30, 2001 remaining amounts due in fiscal 2001, and annual amounts due in 2002, 2003, 2004 and 2005 are $5 million, $23.75 million, $28.75 million, $33.75 million and $38.75 million, respectively, with the final payment of $10 million due in November 2005. As of June 30, 2001 the amount outstanding on the Tranche A Term Loan was $140 million. The average interest rate at June 30, 2001 on the Tranche A Term Loan was 7.46%.

         The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. Repayments under the Tranche B Term Loan are due in quarterly installments beginning on March 31, 2001. As of June 30, 2001 remaining amounts due in fiscal 2001, and annual amounts due in 2002, 2003, 2004, 2005, 2006, and 2007 are $0.375 million,
$1.5 million, $1.5 million, $1.5 million, $1.5 million, $53.812 million and $71.25 million, respectively, with the final payment of $17.813 million due in November 2007. As of June 30, 2001 the amount outstanding on the Tranche B Term Loan was $149.3 million. The average interest rate at June 30, 2001 on the Tranche B Term Loan was 8.78%.

         Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDM pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging from 0.375% to 0.5% depending on certain financial ratios. Until June 30, 2001, we were required to pay the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits. As of June 30, 2001 the amount outstanding under the Revolving Credit Facility was $55.0 million. The average interest rate at June 30, 2001 on the Revolving Credit Facility was 9.16%.

         The SDS Credit Facility contains numerous financial and operating covenants, including, among others: restrictions on acquisitions and investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens, or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at June 30, 2001.

         We entered into a First Amendment and Consent to the SDS Credit Facility with our senior lenders as of April 18, 2001. Among other things, the first amendment sets forth the lenders' consent to our acquisition of Hawe Neos Holding S.A. The first amendment provided that we could finance the acquisition with the proceeds of our revolving credit facility, as we did, and then, within forty-five days of the consummation of the acquisition, apply the proceeds of a completed equity financing to repay that borrowing, which we did. The first amendment also restricts our ability to complete other acquisitions during calendar year 2001 without the consent of the lenders.

         All interest on our historical books under the Apogent Credit Facilities was at floating rates, primarily based on the Eurodollar rates and, as such, we were exposed to fluctuations in Eurodollar rates. We have not historically mitigated that risk through derivative instruments. The SDS Credit Facility is anticipated to use primarily the Eurodollar rates provided the rates are more favorable to us. Under the SDS Credit Facility, we are required to have interest rate protection for a minimum of 50% of the of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years. We are currently meeting this obligation.

         The SDS Credit Facility is secured by our domestic real and personal property assets and a pledge of capital stock of SDM, Kerr, and Ormco, and certain other material domestic and foreign SDS subsidiaries.

         As a result of the terms of the SDS Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of June 30, 2001, we had six interest rate swaps outstanding aggregating a notional amount of $207.6 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swaps' expiration dates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar Rate Margin. The swap agreement rates and durations are as follows:

EXPIRATION DATE       NOTIONAL AMOUNT    SWAP AGREEMENT DATE    SWAP AGREEMENT RATE    SWAP EFFECTIVE DATE
---------------       ---------------    -------------------    -------------------    -------------------
September 15,2002      $25.0 million     February 23,2001             4.9990%          March 15, 2001
September 15, 2002     $35.0 million     February 23, 2001            4.9970%          June 15, 2001
January 18, 2005       $70.0 million     December 22, 2000            5.7825%          January 16, 2001
February 16, 2005      $10.0 million     January 24, 2001             5.6940%          February 16, 2001
March 31, 2005         $33.8 million     January 2, 2001              5.6500%          March 30, 2001
March 31, 2005         $33.8 million     January 2, 2001              5.5800%          March 30, 2001

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

         The Revolving Credit Facility provides up to $150 million in available credit. At June 30, 2001, there was approximately $95 million of available credit under the Revolving Credit Facility. The Tranche A Term Loan had an outstanding balance of $140 million at June 30, 2001, and the Tranche B Term Loan had an outstanding balance of $149.3 million at June 30, 2001.

         We believe that the cash flows from operations, unused amounts available under the SDS Credit Facility, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case.

         Sale/Leaseback: In 1988, we completed the sale and leaseback (the "Sale/Leaseback") of our then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

         The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the Spin-off, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $.15 million per year, and provides us the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

         We pay all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by us.

         We have the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. We may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

         Stock Offering: On June 8, 2001, we sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $50.1 million, which were primarily used to repay money borrowed to finance the acquisitions of Hawe Neos Holdings S.A and OBF Technologies, Inc.

CAUTIONARY FACTORS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they: discuss our future expectations; contain projections of our future results of operations or our financial conditions; or state other forward-looking information.

         Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

         - As of June 30, 2001, we had $357.3 million in total debt, and only $86.0 million in stockholders' equity. This level of indebtedness could have significant consequences, including: limiting the cash flow available for working capital, capital expenditures, acquisitions, and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; limiting our ability to obtain additional financing in the future for working capital or other purposes; limiting our ability to create or permit liens or to pay cash dividends; and limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.

                  In addition, our credit facilities contain numerous restrictive operating and financial covenants, which could limit our operating flexibility. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. At June 30, 2001, approximately $55.0 million of our indebtedness was incurred under our revolving credit facility. Increases in interest rates would adversely affect our cash flows and therefore our results of operations. In addition, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and prevent us from pursuing business opportunities of value to our stockholders.

         - Our business strategy includes continued growth through strategic acquisitions, which depends upon the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve transitional challenges. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results. These challenges include integration of product lines, sales forces and manufacturing facilities and decisions regarding divestitures, cost reductions, and realizing other synergies. Also, these challenges involve risks of employee turnover, disruption in product cycles and the loss of sales momentum. We cannot be certain that we will successfully manage them in the future. Also, our credit facilities limit our ability to consummate acquisitions without the consent of our lenders.

         - In 2000, approximately 20% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a temporary material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

         - Our ability to increase sales, and to profitably distribute and sell our products, is subject to a number of risks, including any changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive with dental, orthodontic and infection control innovations; and risks associated with changes in demand for dental services which can be affected by economic conditions, health care reform, government regulation, and more stringent limits on expenditures by dental insurance providers or governmental programs.

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

         - Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy, and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including: changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada; changes in local labor laws and regulations affecting our ability to hire and retain local employees; currency exchange restrictions and fluctuations in the value of foreign currency; potentially adverse tax consequences; longer payment cycles; greater difficulties in accounts receivable collection; political conditions in countries where we have operations; unexpected changes in the regulatory environment; and changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States. If any of the events described in these risks were to occur, it could have a material adverse effect on our business, financial condition and result of operations.

         - We manufacture many of our products, including those in our professional dental business segment, in our facilities in Canada, Mexico, Switzerland and Italy. These products are supported by our sales offices in Europe, Japan, Australia, South America and Mexico. In fiscal 2000, our foreign facilities' expenses represented approximately 29% of our consolidated expenses while our foreign sales represented approximately 39% of our consolidated net sales.

         - We measure our financial position and results of operations from substantially all of our international operations, other than most U.S. export sales, using local currency of the countries in which we conduct such operations and then translate them into U.S. dollars. The reported income of our foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency. Our U.S. export sales may also be affected by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases according to the weakness or strength of their respective currencies versus the U.S. dollar. In addition, any future increases in the inflation rate in any country where we have operations may negatively affect our results of operations. To the extent these local currencies appreciate against the U.S. dollar, our business, financial condition and results of operations could be adversely affected.

         - Our former parent in the past employed currency hedges on our behalf to mitigate the impact of foreign currency fluctuations. We may engage in such transactions in the future that may, as they have in the past, adversely affect our results of operations. As we expand our international presence, these risks may increase.

         - We intend to continue to expand our business over time into new geographic regions and additional products and services, subject to the sufficiency of our cash resources and our ability to comply with the covenants in our various debt instruments. Our future performance will depend, in large part, upon our ability to implement and manage our growth effectively. Our growth in the future will continue to place a significant strain on our administrative, operational, and financial resources. We anticipate that, if we are successful in expanding our business, we will be required to recruit and hire a substantial number of new managerial, finance, accounting, and support personnel. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on our performance. To manage our growth successfully, we will also have to continue to improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

         - Our ability to hire and retain competent employees is also subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. In particular, many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees' council. There is a risk of strikes or other labor disputes at our locations that are unionized or are subject to national contracts which could affect our operations.

         - Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration or other domestic or foreign governments or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may force us to cut back our operations, increase our costs, and hinder our growth.

         - Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the professional dental business segment include GC America, Inc., 3M Corporation, and Dentsply International Inc.; in the orthodontics business segment, we compete with companies such as American Orthodontics, GAC Orthodontics, a subsidiary of Dentsply, and Unitek, a subsidiary of 3M Corporation; and in the infection control products business segment, our principal competitors include Johnson and Johnson, Steris Corporation, and Ecolab, Inc. We may face increased competition from them in the future and we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Any of the foregoing factors could adversely affect our revenues and hinder our future expansion.

         - Because many of our products are designed for use in and around a patient's mouth, and because many of these products contain chemicals, metals, and other materials, we are subject to claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products. We may need to devote substantial amounts of time and attention to defending ourselves and may also be required to pay large amounts in settlement or upon judgment. Litigation could divert significant amounts of our management's time from other important matters. Our business could also be adversely affected by public perceptions about the safety of our products, whether or not any concerns are justified.

         - We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly written documents.

         - Pursuant to the terms of the agreements executed in connection with our spin-off from Apogent, we and our U.S. subsidiaries, in general, indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations relating to our business. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent's business, including discontinued operations related to the laboratory business, and other items not transferred to us. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether we will have substantial indemnification obligations to Apogent and its affiliates in the future. We also cannot be assured that, if Apogent has substantial indemnification obligations to us and our affiliates, Apogent will have the ability to satisfy those obligations.

         - In connection with the spin-off, Apogent received rulings from the Internal Revenue Service that, for federal income tax purposes, the transactions undertaken in connection with the spin-off, and the spin-off itself, would be tax free to Apogent and its shareholders. These rulings are subject to the validity of factual representations made to the IRS and assumptions and conditions set out in the ruling request. In order to assure that the representations made in connection with the ruling request are true, we have agreed with Apogent to certain restrictions on future actions for a period of time following the spin-off. In particular, we have agreed to continue the active conduct of our historic business for a minimum of two years, and we have agreed not to issue stock, merge with another corporation, or dispose of our assets in a manner that would cause the spin-off to be treated as part of a plan pursuant to which one or more persons acquire a 50% or greater interest in our stock. We have agreed to indemnify Apogent if the spin-off is treated as having been taxable by reason of any breach of these agreements. Our indemnification of Apogent for these liabilities may have a material adverse effect on our financial condition and results of operations.

         Except as may be required by applicable securities laws or regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

         We are exposed to market risk from changes in foreign currency exchange rates and interest rates. To reduce our risk from these foreign currency rate and interest rate fluctuations, we occasionally enter into various hedging transactions. We do not anticipate material changes to our primary market risks other than fluctuations in magnitude from increased or decreased foreign currency denominated business activity or floating rate debt levels. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2001, we did not enter into any foreign currency hedging transactions.

FOREIGN EXCHANGE

         Prior to the Spin-off, we have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the Euro, Australian dollar and the Japanese Yen values versus the U.S. dollar. Hedging may be accomplished by the use of foreign currency options, and the gain or loss on these options would be used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions may be accomplished with options that expire on or near the maturity date of the anticipated transactions. As of June 30, 2001, we had no foreign currency hedges in place.

         For the remainder of the fiscal year 2001, we expect our exposure from our primary foreign currencies to approximate the following:

                                    ESTIMATED
                              EXPOSURE DENOMINATED        ESTIMATED
                               IN THE RESPECTIVE           EXPOSURE
CURRENCY                        FOREIGN CURRENCY       IN U.S. DOLLARS
--------                        ----------------       ---------------
                                             (IN THOUSANDS)
Euro (EUR) ................        10,300 EUR               $8,800
Japanese Yen (JPY) ........       233,600 JPY               $1,900
Australian Dollar (AUD) ...         3,000 AUD               $1,500

         As a result of these anticipated exposures, we plan to review the cost and benefit of protecting ourselves from possible detrimental effects of foreign currency fluctuations.

INTEREST RATES

         We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar rate loans concurrently with the rates applied to the swap agreements. At June 30, 2001 we had floating rate debt of approximately $344.3 million of which a total of $207.6 million was covered under our interest rate swap agreements. Under our new SDS Credit Facility, the net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar rate margin. In the third quarter of fiscal 2001, the Tranche A and Revolver Eurodollar rate margins were 2.75%. The Tranche B Eurodollar rate margin was 3.75%. The model below quantifies our sensitivity to interest rate movements as determined by the Eurodollar rate and the effect of the interest rate swap agreements which reduce that risk. The model assumes: a) a base Eurodollar rate of 3.84% (the "Eurodollar Base Rate") which approximates the June 30, 2001 three month Eurodollar rate, b) our floating rate debt is equal to our June 30, 2001 floating rate debt balance of $344.3 million, c) we pay interest on floating rate debt equal to the Eurodollar Base Rate + 318 basis points, d) we have interest rate swaps with total notional amounts of $207.6 million, all in place as of June 30, 2001 (please see schedule in "Liquidity and Capital Resources" above for actual effective dates), and e) the Eurodollar Base Rate varies by 10% of the Base Rate.

INTEREST RATE EXPOSURE          INCREASE IN THE EURODOLLAR BASE RATE    DECREASE IN THE EURODOLLAR BASE RATE
----------------------          ------------------------------------    ------------------------------------
Without interest rate swaps:                $2.4 million                           ($2.4 million)
With interest rate swaps:                   $1.0 million                           ($1.0 million)

         Cash Flow Hedge - Interest Rate Exposure: Interest expense for the period ending June 30, 2001 includes $0.2 million from April 1, 2001 to June 30, 2001 representing the net cost of our interest rate-hedging program. Below is a table listing the interest expense exposure detail (in thousands):

                                                SWAP                          FISCAL 2001
  LOAN       AMOUNT        TERM         TRADE       EFFECTIVE    MATURITY         LOSS
  ----       ------        ----         -----       ---------    --------         ----

 Kerr B     $ 35,000      4 years     12/22/2000     01/16/01    1/18/2005       $ 74.6
Ormco B       35,000      4 years     12/22/2000     01/16/01    1/18/2005         74.6
Revolver      10,000      4 years     1/24/2001      02/16/01    2/16/2005         19.7
Revolver      25,000     1.5 years    2/23/2001      03/15/01    9/15/2002         11.5
 Kerr A       33,793      4 years      1/2/2001      03/30/01    3/31/2005          1.8
Ormco A       33,793      4 years      1/2/2001      03/30/01    3/31/2005          1.7
Ormco B       35,000    1.25 years    2/23/2001      06/15/01    9/15/2002         16.1
            --------                                                             ------
 TOTALS     $207,586                                                             $200.0
            ========                                                             ======

The fair value of interest rate swap agreements designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive loss. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

During the period ended June 30, 2001, approximately $1.5 million loss (net of income tax) was recorded in accumulated other comprehensive loss related to the interest rate swaps. Fair value of the interest rate swap agreements as of June 30, 2001 are as follows (in thousands):

                                               SWAP
  LOAN       AMOUNT       TERM          TRADE      EFFECTIVE    MATURITY     FAIR VALUE
  ----       ------       ----          -----      ---------    --------     ----------

 Kerr B     $ 35,000     4 years      12/22/2000    01/16/01    1/18/2005     $  310.2
Ormco B       35,000     4 years      12/22/2000    01/16/01    1/18/2005        310.2
Revolver      10,000     4 years      1/24/2001     02/16/01    2/16/2005         76.0
Revolver      25,000    1.5 years     2/23/2001     03/15/01    9/15/2002        139.6
 Kerr A       33,793     4 years       1/2/2001     03/30/01    3/31/2005        261.7
Ormco A       33,793     4 years       1/2/2001     03/30/01    3/31/2005        220.8
Ormco B       35,000    1.25 years    2/23/2001     06/15/01    9/15/2002        194.6
            --------                                                          --------

 TOTALS     $207,586                                                          $1,513.1
            ========                                                          ========

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K:

         A Form 8-K was filed on June 4, 2001 to report under item 5 the acquisition on May 31, 2001 of Hawe Neos Holding S.A. and to supplement the unaudited pro forma combined financial information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and the pro forma data contained in our press release announcing our second quarter results dated April 30, 2001.

         A Form 8-K was filed on June 7, 2001 to report under item 5 the sale of 2,650,000 shares of our Common Stock, par value $.01 per share, in a public offering underwritten by Credit Suisse First Boston Corporation and to file as an exhibit, the Terms Agreement dated June 5, 2001 between the Company and Credit Suisse First Boston Corporation and the Underwriting Agreement attached thereto.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SYBRON DENTAL SPECIALTIES, INC
                                            -----------------------------------
                                            (Registrant)


Date: August 13, 2001                       /s/  GREGORY D. WALLER
                                            -----------------------------------
                                            Gregory D. Waller
                                            Vice President - Finance, Chief
                                            Financial Officer & Treasurer*

                                            *  executing as both the principal
                                               financial officer and the duly
                                               authorized officer of the
                                               Company.

                         SYBRON DENTAL SPECIALTIES, INC.

                               (THE "REGISTRANT")

                          (COMMISSION FILE NO. 1-16057)

                                  EXHIBIT INDEX

                                       TO

        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001



                                                                    INCORPORATED
EXHIBIT                                                               HEREIN BY     FILED
NUMBER                         DESCRIPTION                          REFERENCE TO    HEREIN
-------    -----------------------------------------------------    ------------    ------
   4       First Amendment and Consent dated as of April 18,                          x
           2001 to Credit Agreement dated as of November 28,
           2000 (the "Credit Agreement") by and among Sybron
           Dental Management, Inc. ("SDM"), the Subsidiary Swing
           Line Borrowers from time to time parties thereto,
           Kerr Corporation ("Kerr"), Ormco Corporation
           ("Ormco"), the Registrant, the institutions from time
           to time parties thereto as Lenders, ABN AMRO Bank
           N.V. (the "Administrative Agent"), The Chase
           Manhattan Bank, as Syndication Agent, and First Union
           National Bank, as Documentation Agent