Form 10-K405
period 2001-09-30
SYBRON DENTAL SPECIALTIES INC
filed 2001-12-21
CIK 1121302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2001
                                         or
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from          to
                           Commission file number 1-16057

                        SYBRON DENTAL SPECIALTIES, INC.

               (Exact name of registrant as specified in charter)

             DELAWARE                1717 WEST COLLINS AVE., ORANGE, CALIFORNIA                  92867
 (State or other jurisdiction of      (Address of principal executive offices)                 (Zip Code)
  incorporation or organization)

                                                33-0920985
                                     (I.R.S. Employer Identification
                                                   No.)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 14, 2001 as reported on the New York Stock Exchange, was approximately $735,341,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    At December 14, 2001, there were 37,904,159 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 8, 2002 have been incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYBRON DENTAL SPECIALTIES, INC.

                               TABLE OF CONTENTS
                                       TO
                        2001 ANNUAL REPORT ON FORM 10-K

ITEM                                                                  PAGE
----                                                                  ----
                                  PART I
  1    Business....................................................     1
  2    Properties..................................................    13
  3    Legal Proceedings...........................................    14
  4    Submission of Matters to a Vote of Security Holders.........    14
       Executive Officers of the Registrant........................    14
                                 PART II
  5    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................    16
  6    Selected Financial Data.....................................    16
  7    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................    18
 7A    Quantitative and Qualitative Disclosures About Market
       Risk........................................................    38
  8    Financial Statements and Supplementary Data.................    41
  9    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................    85
                                 PART III
 10    Directors and Executive Officers of the Registrant..........    85
 11    Executive Compensation......................................    85
 12    Security Ownership of Certain Beneficial Owners and
       Management..................................................    85
 13    Certain Relationships and Related Transactions..............    85
                                 PART IV
 14    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................    85
       Signatures..................................................    87

                                     PART I

ITEM 1.  BUSINESS

GENERAL

                             BUSINESS AND PRODUCTS

     The subsidiaries of Sybron Dental Specialties, Inc. are leading manufacturers of value-added consumable products for the dental and orthodontic professions and products for use in infection control.

     Our subsidiaries operate in three business segments:

     - Professional Dental -- we develop, manufacture, market, and distribute a comprehensive line of consumable products to the dental industry worldwide;

     - Orthodontics -- we engineer, manufacture, market, and distribute an array of consumable orthodontic products, and endodontic products used in root canal therapy, worldwide; and

     - Infection Control Products -- we develop, manufacture, market, and distribute consumable infection prevention products to the dental and medical markets.

     Our primary subsidiaries in each of our business segments are as follows:

PROFESSIONAL DENTAL                                             ORTHODONTICS
-------------------                                             ------------

Kerr Corporation                                                Ormco Corporation

Kerr Italia S.p.A                                               Ormco B.V.

Sybron Canada Limited                                           Ormodent Group

Pinnacle Products, Inc.                                         Allesee Orthodontic Appliances, Inc.

Hawe Neos Holdings S.A.

INFECTION CONTROL PRODUCTS

Metrex Research Corporation

     We market our products in the United States and abroad under brand names such as Kerr(R), Belle(TM), Metrex(R), Ormco(R) and "A" Company(R) Orthodontics, Pinnacle(R), Demetron(R), Hawe(R) and AOA(TM), which are well recognized in the dental, orthodontics and infection control industries.

                                    HISTORY

     Sybron Dental Specialties, Inc. was incorporated in Delaware on July 17, 2000. At the time of our incorporation we were a wholly owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. ("Apogent"). We were created to effect the spin-off by Apogent of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to us, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. ("SDM"), which owned, directly or indirectly, the stock or other equity interests in the subsidiaries that held substantially all of the assets and liabilities of Apogent's then dental business. Apogent then distributed to its shareholders, by means of a pro rata distribution, all of our outstanding common stock together with related preferred stock purchase rights (the "spin-off"). As a result, we became an independent, publicly traded company.

                             TERMS; YEAR REFERENCES

     When we use the terms "SDS," "we," "Company," or "our" in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that prior to the spin-off comprised Apogent's dental business. Our fiscal year ends September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise.

                               BUSINESS STRATEGY

     Our goals are to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are:

          Product Innovation. We strive to consistently develop and introduce new or improved innovative products. We believe that product innovation allows us to maintain our competitive position and helps fuel our internal growth.

          Ongoing Cost Reduction. We are continuously seeking ways to maximize cost savings. As a result, we constantly evaluate our manufacturing processes to determine optimal production strategies, and will shift production between facilities or rationalize higher-cost facilities when necessary. We also evaluate our outsourcing arrangements in comparison to our in-house capabilities.

          Selective Acquisitions. We seek suitable acquisition targets globally that benefit sales growth and are accretive to earnings through complementary product lines and additional geographic reach. Since 1993, when we adopted this element of our strategy, through our fiscal year ended September 30, 2001 we have made 26 acquisitions (including two mergers) in the United States and abroad. (See Note 16 to our consolidated financial statements in Item 8 of this Annual Report). In 2001, we made four acquisitions, the largest of which was the acquisition on May 31, 2001 of all the capital stock of Hawe Neos Holding S.A.("Hawe Neos") for approximately $45 million. Hawe Neos is a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration, and pharmaceutical. We funded the acquisition of Hawe Neos by selling 2,650,000 shares of our common stock in an underwritten public offering and used the proceeds to repay short-term borrowings incurred to finance the acquisition.

     We have been able to use our existing distribution channels to market many of the product lines we have acquired and we have achieved other synergies, such as the elimination of duplicative administrative or other functions or the combining of manufacturing operations, with some of these acquisitions.

     With the new SDS Credit Facility (see Note 7 to our consolidated financial statements in Item 8 of this Annual Report), debt reduction is an important priority; however, we will continue to pursue strategic and selective acquisitions.

                           FORWARD-LOOKING STATEMENTS

     The description of our businesses included in this Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Annual Report, and other portions of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend,"

"may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they:

     - discuss our future expectations

     - contain projections of our future results of operations or our financial conditions; or

     - state other forward-looking information.

     We believe it is important to communicate expectations to our investors. However, forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, those listed under "Cautionary Factors" in
Item 7 of this Annual Report. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. Those statements, such as the statement made in the immediately preceding section, "Business Strategy" regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

     Our Professional Dental products are primarily manufactured by Kerr Corporation and its affiliates such as Sybron Canada Limited and Hawe Neos. Kerr's products, which are generally sold through independent dental distributors, are designed to help dentists deliver more effective and efficient treatment to their patients. Kerr has expanded its product line through new product development and through acquisitions.

     Expansion of products in this segment through acquisitions include the 1994 purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth. These products complemented Kerr's line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st.claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Sybron Canada Limited, with the acquisition of the assets of Precision Rotary Instruments, Inc. In 1999, Pinnacle Products became a part of our organization, which enabled us to add dental disposable infection control products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment. In the second quarter of 2000, we added Safe-Wave Products, Inc., a manufacturer of disposable tips and adapters for air/water syringes used in dental operatories. In the first quarter of 2001, we acquired certain assets of the dental division of Special Metals Corporation, a contract manufacturer and supplier of alloy powders used in Kerr's Tytin(R) and Tytin(R) FC dental amalgams, assuring continued access to this technology. In the third quarter of 2001, we acquired all of the capital stock of Hawe Neos, a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration and pharmaceutical. For a more complete description of these acquisitions, please see Note 16 to our consolidated financial statements in
Item 8 of this Annual Report.

     The Professional Dental business segment accounted for approximately 52.5%, 50.8% and 49.4% of our consolidated net sales in 2001, 2000 and 1999, respectively.

     Orthodontics. Products in our Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products as well as endodontic products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through a merger with LRS Acquisition Corp., the parent of "A" Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products. We also expanded our direct business in France by acquiring the Ormodent group of companies, Ormco's French distributor. In 2000, we again expanded our product line with the acquisition of Professional Positioners, Inc., a manufacturer of orthodontic retainers and positioners and LPI Ormco, the former distributor of Ormco products in Austria. In the first quarter of 2001, we completed the acquisition of certain assets of Optident, Ltd., the former exclusive authorized distributor of Ormco "A" Company products in the United Kingdom. For a more complete description of these acquisitions, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

     In 1995, we added endodontic products to the Orthodontics segment, which has a separate endodontic direct sales force, with the acquisition of Excellence in Endodontics, Inc., a manufacturer of products for microscopic endodontic procedures. We expanded our endodontic product offerings in this segment in 1996 when we acquired the assets of Analytic Technology Corporation, a manufacturer of endodontic equipment. In 1998, we added a line of nickel-titanium endodontic instruments with the acquisition of the dental business of Tycom Corporation. In 1999, we vertically integrated our Tycom product line in Europe with the purchase of Endo Direct Ltd., the exclusive European importer of Tycom's endodontic products.

     The Orthodontics business segment accounted for approximately 40.6%, 42.6% and 43.9% of our consolidated net sales in 2001, 2000 and 1999, respectively.

     Infection Control Products. Products in our Infection Control Products business segment include high level disinfectants and sterilants, enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use. These products are manufactured or supplied by Metrex Research Corporation, acquired in 1995. Metrex expanded its product line through the acquisition of the businesses of Micro-Aseptic Products, Inc. (a supplier of surface disinfectants) in 1996 and Viro Research International, Inc. (a supplier of skin antisepsis products) in 1998, and through the acquisition of the high level disinfectant/sterilant business of Cottrell Ltd. in 1998. In 1999, we acquired the business of Alden Scientific, Inc. and its sister corporation Gulfstream Medical, Inc., both manufacturers of reagents and related infection control products used to disinfect kidney dialysis machines. Alden also manufactures chemical detecting reagents. In the third quarter of 2001, Metrex acquired from OBF Technologies, Inc. ("OBF"), a product line used in the management of biohazardous and hazardous liquid medical waste. For a more complete description of these acquisitions, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

     The Infection Control Products business segment accounted for approximately 6.9%, 6.6% and 6.7% of our consolidated net sales in 2001, 2000 and 1999, respectively.

NEW PRODUCTS

     Our business segments devote considerable resources to the development and introduction of new products. These efforts are critical to meeting the needs of today's dentists, endodontists and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which we possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. Recently introduced products, such as TAKE 1(R) BITE brand registration material, Point 4(TM) brand composite, NEXUS 2 brand luting cement, K3(TM) brand endodontic file, Guardian Seal(TM) brand pit and fissure sealant, have contributed to Kerr's increased net sales. In the Orthodontics segment, Ormco's sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through programs such as its Insider program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products, which have contributed significantly to its sales. Examples of those products include the DAMON(TM) II brand self-ligating bracket and INSPIRE! brand ceramic bracket. Metrex consistently looks for new products to add to its line of infection control products. In 2001, Metrex added the Clearline(R) brand water line filtration system and VioNexus(TM) brand hand wash.

MARKETS; DISTRIBUTION

     Products in the Professional Dental business segment, including dental related Infection Control Products, are sold both domestically and internationally through dental distributors. Kerr has 47 sales personnel in the United States and 69 abroad (of which 9 personnel were added with the acquisition of Hawe Neos) dedicated to the Professional Dental business segment sales. We intend to increase the sales force over the course of the next fiscal year by approximately 7 sales personnel world-wide. The mission of the dental sales force is to provide training and technical support to dealers and help sell products to the Professional Dental business segment through the dealer network.

     Our Professional Dental companies are committed to increasing their market share through new product development and promotional activities. Their activities create demand for our new products that make dentists more efficient. The sales growth resulting from this demand for new products is augmented by modest growth in the domestic market for traditional dental consumables. We also believe opportunities for growth exist in international markets. As economies in emerging markets of Eastern Europe, South America and the Far East continue to develop, their demand for dental products should grow. Our Professional Dental companies are well positioned to take advantage of such development due to their extensive experience in selling internationally and the quality of their existing international dealer network.

     Products in the Orthodontics business segment are marketed by approximately 107 direct salespersons in the United States, Austria, Belgium, Canada, Australia, Germany, France, Ireland, Japan, Mexico, New Zealand, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and by dealers and distributors in other parts of the world. Ormco's direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

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

     In 2001, Ormco's Sybron Endo team was given the responsibility for the sales of our endodontic products, both those sold directly to end-users and those sold through distributors (which had been handled by our Professional Dental business segment). We believe that we can enhance the sales of those products by having one sales and marketing group develop and manage the sales strategy for the endodontic products. The Sybron Endo team has approximately 18 direct salespersons in the United States. The sales force will market our endodontic products directly to the endodontic specialists in the United States and Canada and will provide support to our dealers and help sell products to the general dental community through a dealer network in those countries. In other parts of the world, our endodontic products will be sold by dealers and distributors.

     Products in the Infection Control Products business segment are marketed primarily to the alternate health care market in the United States and Canada by 15 direct sales and independent sales personnel (including two in Canada) and by independent manufacturers representatives and distributors. As referred to above, the Infection Control Products business segment also utilizes the Professional Dental sales force to penetrate the dental market.

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

INTERNATIONAL

     In addition to the United States, products in our Professional Dental business segment are manufactured at facilities in Canada, Switzerland, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe (including major offices in Switzerland, France and Germany), Japan, Australia, South America and Mexico.

     Prior to 1998, products in our Orthodontics business segment were sold directly to end-users by Ormco's sales force in Australia, New Zealand, Canada, Germany, Switzerland, Japan and Mexico and by exclusive distributors in key European markets such as Italy, France and Spain. Since 1998, Ormco acquired its distributor in France, the Ormodent group of companies, and now services the French market directly, and has also reacquired its distribution rights in the U.K., Spain, Austria and Belgium markets, which markets it also now services directly.

     Products in our Infection Control Products business segment are manufactured in the United States and are distributed internationally, primarily in Canada, where independent sales representatives sell them. These products are sold in other countries primarily through distributors and agents.

     Domestic and international sales of our products by business segment are as follows:

                                                                   YEARS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Professional Dental:
  Domestic..................................................    $137,499    $127,693    $107,243
  International.............................................      93,286      87,195      86,514
                                                                --------    --------    --------
       Total Professional Dental Sales......................    $230,785    $214,888    $193,757
                                                                ========    ========    ========
Orthodontics:
  Domestic..................................................    $102,940    $103,157    $ 97,229
  International.............................................      75,643      77,322      74,826
                                                                --------    --------    --------
       Total Orthodontics Sales.............................    $178,583    $180,479    $172,055
                                                                ========    ========    ========
Infection Control Products:
  Domestic..................................................    $ 28,254    $ 26,281    $ 24,705
  International.............................................       1,925       1,492       1,732
                                                                --------    --------    --------
       Total Infection Control Product Sales................    $ 30,179    $ 27,773    $ 26,437
                                                                ========    ========    ========
Total Net Sales.............................................    $439,547    $423,140    $392,249
                                                                ========    ========    ========

     We have included other financial information about our business segments and foreign operations in Note 19 to our consolidated financial statements in
Item 8 of this Annual Report.

COMPETITION

     Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than ours. There can be no assurance that we will not encounter increased competition in the future.

     We believe our principal competitive advantages in the Professional Dental business segment include the breadth of our product lines, brand name recognition, and our programs to educate dentists regarding techniques and products. Our principal competitors are GC America, Inc., 3M Corporation and its affiliate Espe GmbH & Co., Dentsply International Inc., and Ivoclar. In the Orthodontics business segment, we compete with more than 25 companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include American Orthodontics, GAC Orthodontics (a subsidiary of Dentsply), and Unitek (a subsidiary of 3M Corporation). In the Infection Control Products business segment, our principal competitive advantages include the breadth of our product lines, price and our product quality. Our competitors include Johnson and Johnson, Steris Corporation and Ecolab, Inc.

BACKLOG

     Our total backlog of orders at September 30, 2001, 2000 and 1999 was approximately $5.4 million, $3.4 million and $3.8 million, respectively. We expect all September 30, 2001 backlog orders to be filled in fiscal 2002.

     Our backlog by business segment is as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Professional Dental.........................................    $3,338    $2,087    $2,590
Orthodontics................................................       520     1,250     1,066
Infection Control Products..................................     1,539       110       134
                                                                ------    ------    ------
       Total................................................    $5,397    $3,447    $3,790
                                                                ======    ======    ======

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $9.0 million, $8.8 million and $9.4 million on research and development in 2001, 2000 and 1999, respectively.

     Our research and development expenditures by business segment are as follows:

                                                                 YEARS ENDED SEPTEMBER 30
                                                                --------------------------
                                                                 2001      2000      1999
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Professional Dental.........................................    $4,236    $4,098    $4,353
Orthodontics................................................     4,328     4,321     4,769
Infection Control Products..................................       413       334       303
                                                                ------    ------    ------
       Total................................................    $8,977    $8,753    $9,425
                                                                ======    ======    ======

EMPLOYEES

     Our companies employed approximately 3,700 people at September 30, 2001, approximately 170 of whom are covered by collective bargaining agreements. We believe our employee relations are generally good. In the United States, Kerr's and Metrex's 170 hourly employees at the Romulus, Michigan facility are members of the UAW. The labor contract for both Kerr and Metrex will expire on January 31, 2002. We are currently in negotiations to extend the union agreements until January 31, 2005. We are not presently aware of any significant issues that could impede negotiations. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees' council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. We have had no work stoppages related to national contracts.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the KERR(R), ORMCO(R), "A" Company(R), METREX(R), Hawe(R), Herculite(R), Prodigy(R), Tytin(R), Orthos(R), Straight-Wire(R), Metricide(R), AOA(TM), Demetron(R), Damon(TM), and Diamond(R) trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes to their operations or to sell patented products. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

REGULATION

 MEDICAL DEVICES

     Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the "FDA") and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Our medical devices distributed in the European countries are CE marked per the European Medical Device Directives, 93/42/EEC. Products that are CE marked may move freely in the fifteen European Union States and the three European Economic Area States. Our worldwide facilities that are engaged in the manufacturing of these products are ISO 9000 certified. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, their manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments.

     Medical devices are classified into Class I, II or III. Pursuant to section 510(k) of the FDCA, the manufacturer or distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(k)"). Before commercial distribution can begin, the FDA must review the 510(k) and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(k) and grant or deny clearance to market on the basis that it is or is not substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(k) may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(k) and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I devices are exempt from the 510(k) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent," it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(k) premarket notification process.

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

     All of our dental and orthodontic treatment products and our high level disinfectants and sterilants are regulated as Class I or Class II medical devices.

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

     All dental amalgam filling materials, including Kerr's dental amalgam products contain mercury. The use of mercury in various products, including dental amalgams, is being examined by various groups and U.S. and foreign governmental agencies as a part of an effort to reduce the amount of mercury to which individuals are exposed and that is discharged into the environment. We are aware of at least one foreign government agency that, as a result of a study it conducted has proposed a plan, that would discontinue the use of amalgams once a suitable alternative is found.

     Various groups, that have expressed concerns about the health effects allegedly caused by the mercury in amalgams, are active in lobbying state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes or recommendations regarding the use of dental amalgams. To date, these efforts have resulted in restrictions on or recommendations against the use of amalgams in certain clinical situations in some states and countries. The actions have generally been taken to reduce human exposure to mercury where other safe and practical alternatives to dental amalgam exist. Certain groups opposed to the use of amalgams have filed a lawsuit against the American Dental Association ("ADA") and the California Dental Association ("CDA") alleging, among other things, the ADA and CDA have issued rules preventing dentists from discussing mercury with their patients.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 2001, 2000 and 1999, our net sales outside the United States accounted for approximately 39%, 39%, and 42%, respectively, of consolidated net sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of our sales is made through major independent distributors. The loss of certain of our dental distributors could have a material adverse effect on our results of operations or financial condition.

TRANSACTIONS AND AGREEMENTS BETWEEN APOGENT AND SDS

     In order to effect the spin-off, Apogent and SDS entered into a number of interrelated agreements. Certain of these agreements continue to define the ongoing relationship between the parties after the spin-off and are briefly described below. Because these agreements were negotiated while we were a wholly owned subsidiary of Apogent, they are not the result of negotiations between independent parties, although we and Apogent have set pricing believed to be comparable to that set through arm's-length negotiations. In the future, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be determined through arm's-length negotiations.

 CONTRIBUTION AGREEMENT

     Pursuant to the Contribution Agreement, Plan and Agreement of Reorganization and Distribution providing for the spin-off, immediately prior to the spin-off, all of the capital stock of SDM, which owned, directly or indirectly, the stock or other equity interests in the subsidiaries that held substantially all of the assets and liabilities of the dental business, was transferred by Apogent to us along with certain other assets relating to the dental business. Under this agreement, prior to such transfer, SDM settled all intercompany loans and advances with Apogent by way of a non-cash dividend of $78.2 million, and a cash dividend to Apogent of $67.9 million, representing the difference between $375 million and the actual allocation of Apogent bank debt to SDM as of the spin-off.

 ASSIGNMENT AND ASSUMPTION AGREEMENT

     Pursuant to the General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, in general, we and our U.S. subsidiaries indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations within those business segments. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of its Apogent's laboratory business, including discontinued operations within those business segments, and other items not transferred to us. In circumstances in which any liability of Apogent and SDS is joint, the parties will share responsibility for such liability on a mutually agreed basis consistent with the allocation of the business segments.

 INSURANCE MATTERS AGREEMENT

     An Insurance Matters Agreement governs the rights and obligations of Apogent and us with respect to various pre-existing contracts insuring Apogent and covering risks associated with, or arising out of, the dental business. The types of policies covered by the Insurance Matters Agreement include, without limitation, automobile liability, comprehensive and general liability. The Insurance Matters Agreement also establishes certain procedures for dealing with pending litigation, new litigation and the resolution of disputes between the parties concerning that agreement.

 TAX INDEMNIFICATION AGREEMENT

     The Tax Sharing and Indemnification Agreement governs the allocation of certain tax responsibilities between Apogent and its subsidiaries on the one hand and us and our subsidiaries on the other hand after the spin-off. The Tax Indemnification Agreement defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the business operations for tax years (or portions thereof) ending on or prior to the spin-off and with respect to certain tax attributes of the companies after the spin-off. The Tax Indemnification Agreement also specifies the parties' respective obligations in connection with any audit or investigation concerning any federal, state or other taxes or in the event the spin-off is subsequently determined not to qualify as tax-free for U.S. federal income tax purposes.

 CONFIDENTIALITY AND NONDISCLOSURE AGREEMENT

     As of the spin-off, SDS and Apogent had entered into a Confidentiality and Nondisclosure Agreement whereby, subject to certain exceptions, each party agreed to treat as confidential and not disclose certain proprietary and other confidential information belonging to the other company.

ITEM 2.  PROPERTIES

     We operate manufacturing facilities in the United States and certain foreign countries. The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table.

LOCATION OF FACILITY                           BUILDING SPACE AND PRIMARY USE                                OWNED OR LEASED
--------------------                           ------------------------------                                ---------------
HEADQUARTERS
Orange, California...........................  118,000 sq. ft./headquarters, manufacturing and warehouse        leased

PROFESSIONAL DENTAL
Morrisburg, Ontario..........................  60,000 sq. ft./manufacturing                                      owned
Morrisburg, Ontario..........................  30,000 sq. ft./manufacturing                                     leased
Danbury, Connecticut.........................  30,000 sq. ft./manufacturing                                     leased
Romulus, Michigan............................  220,000 sq. ft./manufacturing                                    leased
Scafati, Italy...............................  58,000 sq. ft./manufacturing                                      owned
Lakeville, Minnesota.........................  38,000 sq. ft./assembly                                           owned
Bioggio, Switzerland.........................  231,000 sq. ft./manufacturing                                     owned

ORTHODONTICS
San Diego, California........................  76,000 sq. ft./manufacturing                                      owned
Mexicali, Mexico.............................  57,000 sq. ft./manufacturing                                     leased
Glendora, California.........................  111,000 sq. ft./manufacturing                                    leased
Redmond, Washington..........................  29,000 sq. ft./manufacturing                                     leased
Uman, Yucatan, Mexico........................  35,000 sq. ft./manufacturing                                      owned
Tijuana, Mexico..............................  32,000 sq. ft./manufacturing                                      owned
Sturtevant, Wisconsin........................  21,000 sq. ft/manufacturing                                      leased

INFECTION CONTROL PRODUCTS
Romulus, Michigan............................  85,000 sq. ft./manufacturing                                     leased

     We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our Credit Facility, which are described in Note 7 to our consolidated financial statements in Item 8 of this Annual Report. All of our owned domestic properties are encumbered under our Credit Facility. Our facility in Bioggio, Switzerland is encumbered by a mortgage given to the former shareholder of Hawe Neos as security for certain indemnification obligations we gave the former shareholder when we acquired Hawe Neos. See "Liquidity and Capital Resources" in Item 7 of this Annual Report.

     Our San Diego, California facility is currently available for sale and the manufacturing conducted there is planned to be absorbed into the Glendora, California facility. See "Restructuring Charges" in Item 7 of this Annual Report.

     We have signed a lease to rent 30,000 square feet in a building located in San Dimas, California. We intend to use the space to create a distribution center. We have also entered into an agreement to lease 34,000 square feet of a building, which is being built next to our current facility in Uman, Yucatan, Mexico. The building will be used for manufacturing product. We intend to begin to occupy both facilities sometime in 2002.

ITEM 3.  LEGAL PROCEEDINGS

     SDS or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, including products liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. SDS and its subsidiaries are vigorously defending lawsuits and other claims against them. Pursuant to the agreements described above between Apogent and SDS relating to the spin-off, we will indemnify Apogent and its subsidiaries against costs and liabilities associated with past or future operations of the dental business, and Apogent will indemnify SDS and its subsidiaries against costs and liabilities associated with past or future operations of the laboratory business. We believe that any liabilities which might be reasonably expected to result from any of SDS's or its subsidiaries' pending cases and claims would not have a material adverse effect on our results of operations or financial condition, even if we are unable to recover amounts that we expect to recover with respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. See Note 12 to our consolidated financial statements in
Item 8 of this Annual Report and "Item 1. Business -- Transactions and Agreements Between Apogent and SDS."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the names, ages, positions and experience of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

NAME                                            AGE                      POSITIONS AND EXPERIENCE
----                                            ---                      ------------------------
Floyd W. Pickrell, Jr. ......................   56     President and Chief Executive Officer of SDS since October
                                                       2000; President of SDM since August 1993; appointed Chairman of the Board of Kerr Corporation in August 1993, and
                                                       Chairman of the Board of Ormco in February 1993; served as
                                                       President of Kerr from August 1993 until November 1998;
                                                       joined Ormco in 1978 and served as Ormco's President from
                                                       March 1983 until November 1998; previously served as Ormco's
                                                       Vice President of Marketing and as its National Sales
                                                       Manager.

Michael R. DePrez............................   60     Executive Vice President of Operations and Chief Information
                                                       Officer of SDS since October 2000. Joined SDM in September
                                                       1997 as Vice President of Information Technology and Chief
                                                       Information Officer; appointed Executive Vice President of
                                                       Operations in May 1999 with continued responsibilities as
                                                       Chief Information Officer. Previously Vice President of
                                                       Information Technology for Aramark Corporation and Director
                                                       of Information Technology for Mitsubishi Corporation.

NAME                                            AGE                      POSITIONS AND EXPERIENCE
----                                            ---                      ------------------------
Daniel E. Even...............................   49     President of Ormco since November 1998; Executive Vice
                                                       President and General Manager of Ormco from 1993 until
                                                       November 1998; Director of Allesee Orthodontic Appliances
                                                       (since July 1994) and Director and President of LRS
                                                       Acquisition Corporation (since April 1998). Joined Ormco in
                                                       1979 and held various management positions at Ormco
                                                       including Vice President Marketing and Research &
                                                       Development.

A.J. LaSota..................................   59     Vice President, General Manager and Director of Metrex
                                                       Research Corporation since November 1998; General Manager
                                                       for Metrex from December 1997 until November 1998. Joined
                                                       Metrex in September 1995 as Director of Sales and Marketing.
                                                       Previously served as founder and President of Endolap
                                                       Incorporated.

Steven J. Semmelmayer........................   44     President of Kerr Corporation since November 1998; Executive
                                                       Vice President and General Manager of Kerr from 1993 until
                                                       November 1998; Director and Chief Executive Officer of
                                                       Pinnacle Products (since October 1998); and Director and
                                                       President of Safe Wave Products (since February 2000).
                                                       Joined Ormco in 1979 and held various management positions with Ormco including national Sales Director prior to being transferred to Kerr.

Stephen J. Tomassi...........................   49     Vice President -- General Counsel and Secretary of SDS since
                                                       October 2000. Joined Apogent in 1988 as Corporate Counsel,
                                                       becoming Assistant General Counsel in June 1992, and
                                                       continued to serve in that role until the spin-off.
                                                       Previously in private practice from 1984 to 1988 with the
                                                       law firm of Halling & Cayo.

John A. Trapani..............................   56     Vice President of Human Resources of SDS. Joined Ormco in
                                                       October 1983 as Vice President of Human Resources since
                                                       October 2000; appointed Vice President of Human Resources
                                                       and Secretary for SDM and Kerr in 1993, and Vice President
                                                       Human Resources and Secretary for Ormco in 1994; also serves as Secretary for a variety of SDS-affiliated companies.
                                                       Previously served as Manager of Employee Relations and
                                                       Manager of Administration for Rockwell International B-1
                                                       Division; and Manager Disney University and Manager of
                                                       Employment for Walt Disney Productions Studios and WED
                                                       Enterprises.

Gregory D. Waller............................   52     Vice President -- Finance, Chief Financial Officer and
                                                       Treasurer of SDS since October 2000. Vice
                                                       President -- Finance and Director of SDM since August 1993;
                                                       Vice President and Treasurer of Kerr and Ormco since August
                                                       1993; Vice President -- Finance, Director and Treasurer of
                                                       Metrex Research Corporation since March 1995. Joined Ormco in December 1980 as Vice President and Controller; Vice
                                                       President of Kerr European Operations from July 1989 to
                                                       August 1993.

Frances B. L. Zee............................   51     Vice President of Regulatory Affairs and Quality Assurance
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our inception, we have not paid any dividends on our Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report, and Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

     Based upon record ownership as of December 14, 2001, the number of record holders of our Common Stock is 276.

     Prior to the spin-off there was no public trading market for our stock. Commencing November 28, 2000, our Common Stock began to trade on the New York Stock Exchange on a "when issued" basis under the symbol "SYD." "Regular way" trading began on December 12, 2000, the day after the spin-off was effected. The market information set forth below is for the period from November 28, 2000 through September 30, 2001 and is based on NYSE sales prices.

                                                                 HIGH      LOW
                                                                ------    ------
First Quarter (beginning Nov. 28, 2000).....................    $17.81    $13.00
Second Quarter..............................................     21.30     16.25
Third Quarter...............................................     22.00     18.50
Fourth Quarter..............................................     22.69     17.00

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the five years in the period ended September 30, 2001. The historical information shown may not necessarily be indicative of the results of operations or financial position that would have been obtained if SDS was an independent company during the periods shown or of SDS' future performance as an independent company. This selected financial information should be read in conjunction with our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                                             YEAR ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------
                                                                 2001       2000       1999       1998       1997
                                                               --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Statement of Income Data:
  Net sales(a)..............................................   $439,547   $423,140   $392,249   $370,348   $362,145
  Apogent charges(b)........................................        730      2,979      4,228      3,620      3,617
  Income before extraordinary item..........................     39,647     41,597     47,294     27,496     37,064
  Extraordinary item(c).....................................       (498)        --         --         --       (269)
  Net income(d).............................................     39,149     41,597     47,294     27,496     36,795
  Basic earnings per share(f)...............................   $   1.09   $   1.18   $   1.35   $   0.78   $   1.05
  Fully diluted earnings per share(f).......................   $   1.06         --         --         --         --
Balance Sheet Data:
  Advances and loans to Apogent.............................   $     --   $ 77,762   $ 56,777   $ 29,088   $ 55,176
  Total assets..............................................    549,048    545,577    515,314    476,287    452,702
  Long-term debt, excluding current portion.................    321,536    298,482    283,447    248,175    259,297
  Stockholders' equity(e)...................................     99,646    152,970    155,595    129,508    104,800

---------------

(a) Net sales have been adjusted to include shipping and handling fees previously reported in selling, general and administrative expenses in the amount of $4.4 million, $4.1 million, $3.5 million and $3.5 million for fiscal years ended 2000, 1999, 1998 and 1997, respectively. See Note 1 to our consolidated financial statements in Item 8 of this Annual Report for further information regarding revenue recognition.

(b) Represents an allocation of Apogent's corporate office, general and administrative expenses.

(c) Represents the write-off of unamortized financing fees resulting from the refinancing of Apogent's debt in fiscal 1997 and the termination of Apogent's credit agreement in fiscal 2001. See Note 7 to our consolidated financial statements in Item 8 of this Annual Report.

(d) Includes restructuring charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with
    LRS) of $25.1 million ($17.1 million after tax) in 1998, $1.4 million ($0.9 million after tax) in 1999 for merger, transaction and integration expenses associated with the mergers with Pinnacle and LRS and certain adjustments to the 1998 restructuring reserve. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Item 7, and Note 12 to our consolidated financial statements in Item 8 of this Annual Report); a restructuring charge of $9.3 million ($5.8 million after tax) in 2000 for the closing of the Metrex Parker, Colorado facility, and the restructuring of the Ormco San Diego and Amersfort/Europe businesses, as well as inventory and related charges for product exits in 2000 in all three business segments; and a $2.4 million ($1.5 million after tax) restructuring charge related to the closing of the Ormco San Diego, California facility.

(e) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report for an explanation of the decrease in the September 30, 2001 stockholders' equity from the prior fiscal year period.

(f) Earnings per share data for the four years ended September 30, 1997 to 2000 is computed using the 35,108,649 shares outstanding at December 11, 2000, the date of the spin-off, as the outstanding average number of shares for each year. This number of outstanding shares is presumed to be outstanding for each fiscal year 1997 to 2000. Diluted earnings per share for the years ended September 30, 1997 to 2000 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

THE SPIN-OFF

     Prior to December 11, 2000, we were a wholly owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. On December 11, 2000, Sybron International spun off its dental business by way of a pro rata distribution to its shareholders of all of our outstanding common stock together with related preferred stock purchase rights. As a result of the spin-off, we became an independent, publicly traded company.

RESTRUCTURING CHARGES

     Our results for fiscal 2001 include restructuring charges of approximately $2.4 million ($1.5 million after tax) consisting primarily of severance and termination for approximately sixty-three employees located at Ormco's San Diego, California manufacturing facility as a result of the closing of this facility. Of the $2.4 million restructuring charges, approximately $1.7 million are cash related charges for severance and contractual obligations, while the balance of approximately $0.7 million represents non-cash charges related to exited capital and other assets. We believe the anticipated sale of the San Diego manufacturing facility will offset the restructuring charge; the proceeds from the anticipated gain on the sale will be used to pay down debt and reduce interest charges. Work functions currently performed at the facility will be absorbed into our Glendora, California facility. The closing is expected to be complete by April 30, 2002.

     Our results for fiscal 2000 include charges of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Control Products businesses, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco San Diego, California facility, and one located at the Ormco Amersfort/Europe facility), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million were cash related charges for severance and contractual obligations. We anticipate completing the 2000 restructuring plan in the first quarter of 2002, along with the remainder of the cash charges.

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

     Our results for 1998 contain charges with respect to the restructuring of certain operations of SDS relating primarily to the consolidation of Ormco Corporation and "A" Company Orthodontics, and merger, transaction and integration charges associated with the LRS Merger. (See Note 12 to the consolidated financial statements in Item 8 of this Annual Report).

     Restructuring activity since June 30, 1998 and its components are as follows (in thousands):

                                                                       INVENTORY
                                                 LEASE     SHUT-DOWN    WRITE-     FIXED           CONTRACTUAL
                                    SEVERANCE   PAYMENTS     COSTS        OFF      ASSETS   TAX    OBLIGATIONS
                                       (A)        (B)         (B)         (C)       (C)     (D)        (E)       OTHER     TOTAL
                                    ---------   --------   ---------   ---------   ------   ----   -----------   ------   -------
1998 Restructuring charge........    $4,300       $300       $400       $4,600     $1,300   $700      $900       $2,100   $14,600
1998 Cash Payments...............     1,800         --        100           --         --     --       300        1,400     3,600
1998 Non-Cash Charges............        --         --         --        4,600      1,300     --        --           --     5,900
                                     ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 1998 balance.......    $2,500       $300       $300       $   --     $   --   $700      $600       $  700   $ 5,100
1999 Cash Payments...............     1,300        300        300           --         --     --       300          400     2,600
Adjustments(a)...................     1,200         --         --           --         --     --        --           --     1,200
                                     ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 1999 balance.......    $   --       $ --       $ --       $   --     $   --   $700      $300       $  300   $ 1,300
2000 Cash Payments...............        --         --         --           --         --     --       300          100       400
                                     ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2000 and September
  30, 2001 balance...............    $   --       $ --       $ --       $   --     $   --   $700      $ --       $  200   $   900
                                     ======       ====       ====       ======     ======   ====      ====       ======   =======
2000 Restructuring Charge........    $1,300       $ --       $ --       $7,600     $  200   $ --      $100       $  100   $ 9,300
2000 Non-Cash Charges............        --         --         --        7,600        200     --        --           --     7,800
                                     ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2000 balance.......    $1,300       $ --       $ --       $   --     $   --   $ --      $100       $  100   $ 1,500
2001 Cash Payments...............     1,175         --         --           --         --     --        75          100     1,350
                                     ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2001 balance.......    $  125       $ --       $ --       $   --     $   --   $ --      $ 25       $   --   $   150
                                     ======       ====       ====       ======     ======   ====      ====       ======   =======
2001 Restructuring charge........    $1,050       $ --       $ --       $   --     $  250   $ --      $775       $  325   $ 2,400
2001 Non-Cash Charges............        --         --         --           --        250     --       100          300       650
                                     ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2001 balance.......    $1,050       $ --       $ --       $   --     $   --   $ --      $675       $   25   $ 1,750
                                     ======       ====       ====       ======     ======   ====      ====       ======   =======

---------------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel) under the 1998 restructuring plan. As of September 30, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The September 2000 restructuring charge represents severance and termination costs for approximately 65 terminated employees (primarily at the Metrex, Parker, Colorado facility) as a result of the 2000 restructuring plan. As of September 30, 2001 all terminations were completed under the 2000 restructuring plan. The September 2001 restructuring charge represents severance and termination costs for approximately 63 employees to be terminated at the Ormco San Diego facility as a result of the September 2001 restructuring plan (all of whom were notified before September 30, 2001 of the intent to terminate their employment). The anticipated sale of the Ormco San Diego facility is expected to offset the cost of closing the facility. No significant changes are expected to be made to the September 2001 restructure plan.

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

SALES GROWTH AND OPERATING INCOME GROWTH

     Net sales grew in 2001 and 2000 from the previous corresponding periods. Net sales in 2001 and 2000 increased by 3.9% and 7.9%, respectively, from corresponding prior year periods. Including restructuring charges, operating income in 2001 and 2000 increased by 7.4% and 0.8%, respectively, over the corresponding prior year periods. Excluding the restructuring charges, operating income decreased by 0.1% in 2001, and increased by 9.1% in 2000 over the prior year periods. In 2001, as a result of the spin-off, we incurred additional expenses such as corporate governance costs, stock transfer agent costs, incremental professional fees and other costs in connection with operating as a stand alone company from the prior year, when we were a wholly owned subsidiary of Apogent.

     In May of 2000, the Emerging Issues Task Forces ("EITF") reached a consensus on Issue No. 00-10 -- "Accounting for Shipping and Handling Fees and Costs" that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenues earned for the goods provided and should be classified as revenue. Historically, we have recorded our shipping and handling amounts billed to our customers as a reduction to selling, general and administrative expenses. In September 2001, in accordance with Issue No. 00-10, we have adjusted our net sales to include those amounts previously recorded as a reduction to selling, general and administrative expenses. The amounts added to net sales and reclassified from selling, general and administrative expenses for years ended September 30, 2001, 2000 and 1999, were approximately $4.2 million, $4.4 million and $4.1 million, respectively.

     Sales grew for the year ended September 30, 2001, both domestically and internationally. Domestic and international sales increased by 4.5% and 2.9%, respectively, over the prior year. International sales were negatively impacted by the strengthening of the U.S. dollar. Without currency effects, international sales would have increased by 9.1%.

     Partially offsetting the increase in net sales for the year ended September 30, 2001 was a decrease of 1.1% over the prior year net sales in the orthodontic business segment. A slight slowing in the orthodontia market, as well as some areas in the sales organization that have been identified by management as needing some improvements resulted in the decrease in net sales. We have initiated some management changes within the Ormco sales organization to address the decrease in sales.

ACQUISITIONS

     As discussed in "Business -- New Products," we have maintained an active program of development and introduction of new products. We believe that new product introductions are important to our ability to maintain our competitive position. We have also pursued numerous acquisition opportunities, completing 26 acquisitions between 1993 and 2001, four of which we completed in 2001 and three in 2000. Acquisitions completed in 2001 and 2000 are as follows:

                              ANNUAL SALES PRIOR    ACQUISITION
COMPANY                         TO ACQUISITION         DATE                                DESCRIPTION
-------                       ------------------    -----------                            -----------
PROFESSIONAL DENTAL
Fiscal year 2001
Special Metals
  Corporation...............    $ 5.4 million          12/00       Manufacturer and supplier of alloys used in Kerr's Tytin(R)
                                                                   and Tytin(R) FC dental amalgams.

Hawe Neos Holding S.A.......    $16.8 million           5/01       Manufacturer and wholesaler of consumable dental products in the area of prevention, restoration and pharmaceutical.

Fiscal year 2000
Safe-Wave Products, Inc.....    $ 4.0 million           2/00       Manufacturer of disposable tips and adapters for air/water syringes used in dental operatories.

ORTHODONTICS
Fiscal year 2001
Optident, Ltd...............    $ 1.9 million          12/00       Distributor of Ormco/ "A" Company products in the United
                                                                   Kingdom (incremental sales were approximately $0.7 million).

Fiscal year 2000
LPI Ormco...................    $ 0.3 million          10/99       Distributor of Ormco orthodontic products in Austria.
Professional Positioners,
  Inc.......................    $ 5.4 million          12/99       Manufacturer of orthodontic retainers and positioners.

INFECTION CONTROL PRODUCTS
Fiscal year 2001
OBF Technologies, Inc.......    $ 3.0 million           6/01       Product line used in the management of biohazardous and
                                                                   hazardous liquid medical waste.

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

     From time to time we employ currency hedges to mitigate the impact of foreign currency fluctuations. In August 2001, we hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2002 by securing monthly zero cost collars with a notional amount of approximately

$36.6 million for the Euro and a notional amount of approximately $5.5 million for the Japanese Yen. No currency gain or loss was recognized in the consolidated statement of income for the year ended September 2001; however, a currency loss of $0.03 million (net of income tax), representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income
(loss), a component of stockholders' equity (See Note 10 to the consolidated financial statements in Item 8 of this Annual Report). Additionally, in September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement entered into on September 20, 2001, with an effective date of October 16, 2001, is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.7 million at the termination date of October 16, 2006. For fiscal year 2001, the fair value of the cross currency debt swap transaction gain (net of income tax) included in the cumulative translation adjustments was $0.58 million. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments for fiscal year 2002. Apogent, prior to the spin-off, had also employed currency hedges on behalf of SDS. In November 1999, Apogent decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $38.2 million at a cost of approximately $0.9 million. These options were designed to protect SDS from potential detrimental effects of currency movements associated with the U.S. dollar versus the Euro and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of 1999. In fiscal year 2000, Euro options expiring on March 29, 2000 and June 28, 2000 were sold at a gain of $1.2 million and the Japanese yen options expiring on March 29, 2000 and June 28, 2000 expired worthless. Approximately $1.1 million of the Euro options gain was allocated to SDS. Options expiring September 26, 2000 were sold at a profit with a gain for SDS of approximately $1.4 million. Allocations of gains and losses were based upon SDS's exposure to the currencies hedged, relative to the consolidated Apogent exposure. There were no outstanding derivative financial instruments as of September 30, 2000 and 1999.

     The following table sets forth our domestic sales and sales outside the United States in 2001, 2000 and 1999. See also Note 19 to our consolidated financial statements contained in Item 8 of this Annual Report.

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Domestic net sales..........................................    $268,693    $257,131    $229,177
International net sales.....................................     170,854     166,009     163,072
                                                                --------    --------    --------
     Total net sales........................................    $439,547    $423,140    $392,249
                                                                ========    ========    ========

RESULTS OF OPERATIONS

 YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2000

 Net Sales

                                                                YEAR ENDED SEPTEMBER 30,
                                                                ------------------------
NET SALES:                                                         2001          2000
----------                                                      ----------    ----------
                                                                     (IN THOUSANDS)
Professional Dental.........................................     $230,785      $214,888
Orthodontics................................................      178,583       180,479
Infection Control Products..................................       30,179        27,773
                                                                 --------      --------
     Total Net Sales........................................     $439,547      $423,140
                                                                 ========      ========

     Overall Company. Net sales for the twelve months ended September 30, 2001 increased by $16.4 million or 3.9% from the corresponding 2000 period. After adjusting for the impact of the strengthening U.S. dollar, sales would have increased by $26.7 million or 6.3% from the corresponding 2000 period.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $10.1 million), (b) net sales of new products (approximately $8.5 million), (c) increased net sales of existing products (approximately $4.1 million), and (d) decreased rebate expense (approximately $0.7 million). The increase in net sales was partially offset by: (a) unfavorable foreign currency fluctuations (approximately $4.9 million), (b) the loss of the net sales of last year's exited product lines (approximately $2.4 million), and (c) decreased shipping and handling fees (approximately $0.2 million).

     Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $7.8 million), (b) unfavorable foreign currency fluctuations (approximately $5.3 million), and (c) a loss of the net sales of last year's exited product lines (approximately $2.9 million). The decrease in net sales was partially offset by:
(a) net sales of new products (approximately $13.0 million), and (b) the net sales of products from acquired companies (approximately $1.1 million).

     Infection Control Products. Increased net sales in the Infection Control Products segment was due primarily to: (a) increased net sales of existing products (approximately $1.3 million), and (b) the net sales of products from the acquired company (approximately $1.1 million).

 Gross Profit

                                                                            PERCENT OF                PERCENT OF
GROSS PROFIT                                                      2001        SALES         2000        SALES
------------                                                    --------    ----------    --------    ----------
                                                                                (IN THOUSANDS)
Professional Dental.........................................    $129,870       56.3%      $121,965       56.8%
Orthodontics................................................     106,070       59.4%       105,286       58.3%
Infection Control Products..................................      15,976       52.9%        12,061       43.4%
                                                                --------       ----       --------       ----
     Total Gross Profit.....................................    $251,916       57.3%      $239,312       56.6%
                                                                ========       ====       ========       ====

     Overall Company. Gross profit for the twelve months ended September 30, 2001 increased by $12.6 million or 5.3% from the corresponding fiscal 2000 period.

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $6.1 million), (b) increased unit volume relating to new products (approximately $5.0 million), (c) increased net sales of existing products (approximately $2.4 million), (d) a decrease in restructuring charge (approximately $1.8 million), (e) decreased rebate expense (approximately $0.7 million), and (f) inventory reserve adjustments (approximately $0.4 million of which approximately $0.6 million is related to a standard cost adjustment, and approximately $0.4 million is due to physical inventory adjustments, partially offset by an increase in the LIFO provision of approximately $0.3 million, an increase in obsolescence of approximately $0.2 million, and an increase in royalty expense of approximately $0.1 million). The increased gross profit was partially offset by; (a) unfavorable manufacturing variances (approximately $4.4 million), (b) an unfavorable exchange rate effect (approximately $2.6 million), (c) margins lost from the prior year's exited products lines (approximately $1.2 million), and (d) an unfavorable product mix (approximately $0.3 million).

     Orthodontics. Increased gross profit in the Professional Dental segment resulted primarily from: (a) unit volume relating to new products (approximately $7.8 million), (b) a decrease in restructuring charge (approximately $4.0 million), (c) favorable manufacturing variances (approximately $1.0 million),
(d) inventory adjustments (approximately $0.7 million, of which approximately $3.5 million is a decrease in the LIFO provision, approximately $0.7 million is related to physical inventory adjustments, partially offset by an increase in royalty expense of approximately $1.7 million, an increase in obsolescence of approximately $1.5 million, and approximately $0.3 million increase in standard cost revisions), and (e) margins relating to net sales of products from acquired companies (approximately $0.5 million). The increased gross profit margins were partially offset by: (a) unfavorable exchange rate (approximately $5.3 million), (b) decreased sales volume of existing products (approximately $4.4 million), (c) unfavorable product mix margins (approximately $1.9 million), and (d) margins lost from last year's exited products (approximately $1.6 million).

     Infection Control Products. Gross profit in the Infection Control Products segment increased due to: (a) a decrease in restructuring charge (approximately $1.5 million), (b) increased volume relating to existing products (approximately $1.0 million), (c) the margins relating to the net sales of products from acquired companies (approximately $0.6 million), (d) inventory adjustments (approximately $0.5 million, of which approximately $0.5 million is due to a favorable physical inventory adjustment, a decrease in standard cost of approximately $0.2 million, a decrease in the LIFO provision of approximately $0.1 million, partially offset by and $0.3 million obsolescence adjustment), (e) reduced manufacturing variance costs (approximately $0.2 million), and (f) unit volume related to new product sales (approximately $0.1 million).

 Selling, General and Administrative Expenses

                                                                            PERCENT OF                PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:                     2001        SALES         2000        SALES
---------------------------------------------                   --------    ----------    --------    ----------
                                                                                 (IN THOUSANDS)
Professional Dental.........................................    $ 69,432       30.1%      $ 65,894       30.7%
Orthodontics................................................      67,225       37.6%        66,741       37.0%
Infection Control Products..................................      13,178       43.7%        11,630       41.9%
                                                                --------       ----       --------       ----
     Total Selling, General and Administrative Expenses.....    $149,835       34.1%      $144,265       34.1%
                                                                ========       ====       ========       ====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 2001 increased by $5.6 million or 3.9% from the corresponding 2000 period.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $3.0 million), (b) increased selling, general and administrative expenses related to acquisitions (approximately $2.3 million), and (c) increased amortization (approximately $1.1 million). These increases were partially offset by: (a) favorable foreign currency fluctuations (approximately $2.7 million), (b) decreased selling and marketing expenses (approximately $0.1 million), and (c) decreased research and development expenses and other expenses (approximately $0.1 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $2.6 million), (b) increased general and administrative expenses (approximately $1.3 million), and (c) increased selling, general and administrative expenses related to acquisitions (approximately $0.1 million). Partially offsetting these increases were: (a) favorable foreign currency fluctuations (approximately $2.6 million), (b) decreased amortization (approximately $0.5 million), and (c) a decrease in restructuring charges (approximately $0.4 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.0 million), (b) increased selling and marketing expenses (approximately $0.7 million), and (c) increased amortization (approximately $0.1 million). Partially offsetting these increases was a decrease in restructuring charges (approximately $0.3 million).

 Operating Income

                                                                            PERCENT OF                PERCENT OF
OPERATING INCOME:                                                 2001        SALES         2000        SALES
-----------------                                               --------    ----------    --------    ----------
                                                                                 (IN THOUSANDS)
Professional Dental.........................................    $ 60,438       26.2%      $ 56,071       26.1%
Orthodontics................................................      38,845       21.8%        38,545       21.4%
Infection Control Products..................................       2,798        9.3%           431        1.6%
                                                                --------       ----       --------       ----
     Total Operating Income.................................    $102,081       23.2%      $ 95,047       22.5%
                                                                ========       ====       ========       ====

     As a result of the foregoing, operating income for the year ended September 30, 2001 increased by 7.4% or $7.0 million over operating income for the corresponding 2000 period.

 Interest Expense

     Interest expense was $33.5 million in 2001, an increase of $7.6 million from the corresponding 2000 period. The increase resulted from a higher average debt balance and higher average interest rates on our credit facility, primarily due to the December 11, 2000 spin-off. See "Liquidity and Capital Resources" below.

 Income Taxes

     Income taxes in 2001 were $26.5 million, a decrease of $1.8 million from the corresponding 2000 period. The decrease resulted primarily from lower taxable income, as well as a decrease in the effective tax rate to 40.1% for the year ended September 30, 2001 as compared to 40.5% for the corresponding prior year period.

 Income Before Extraordinary Item

     As a result of the foregoing, we had income before extraordinary item of $39.6 million in 2001, as compared to net income of $41.6 million in the corresponding 2000 period.

 Extraordinary Item

     Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to SDS.

 Net Income

     As a result of the foregoing, we had net income of $39.1 million in 2001, as compared to net income of $41.6 million in the corresponding 2000 period.

 Earnings Per Share

     Basic earnings per share for the year ended September 30, 2001 were $1.09 per share, while fully diluted earnings per share were $1.06 per share. For the year ended September 30, 2000, basic earnings per share of $1.18 were computed using the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the year ended September 30, 2000 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

 Depreciation and Amortization

     Depreciation and amortization expense is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization increased $0.5 million in 2001 due to additional amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions, as well as routine operating capital expenditures.

 YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

 Net Sales

                                                                YEAR ENDED SEPTEMBER 30,
                                                                ------------------------
NET SALES:                                                         2000          1999
----------                                                      ----------    ----------
                                                                     (IN THOUSANDS)
Professional Dental.........................................     $214,888      $193,757
Orthodontics................................................      180,479       172,055
Infection Control Products..................................       27,773        26,437
                                                                 --------      --------
     Total Net Sales........................................     $423,140      $392,249
                                                                 ========      ========

     Overall Company. Net sales for the twelve months ended September 30, 2000 increased by $30.9 million or 7.9% from the corresponding 1999 period. After adjusting for the impact of the strengthening U.S. dollar, sales would have increased by $37.7 million or 9.6% from the corresponding 1999 period.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $34.8 million) and (b) net sales of products from acquired companies net of discontinued products (approximately $2.7 million). Increased net sales were partially offset by: (a) decreased net sales of existing products (approximately $12.0 million), (b) increased rebate expense (approximately $.9 million), and
(c) unfavorable foreign currency fluctuations (approximately $3.5 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) net sales of new products (approximately $7.9 million), (b) net sales of products of an acquired company (approximately $4.7 million), and
(c) increase shipping and handling fees (approximately $0.2 million). Increased net sales were partially offset by unfavorable foreign currency fluctuations (approximately $4.4 million).

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

 Gross Profit

                                                                            PERCENT OF                PERCENT OF
GROSS PROFIT                                                      2000        SALES         1999        SALES
------------                                                    --------    ----------    --------    ----------
                                                                                (IN THOUSANDS)
Professional Dental.........................................    $121,965      56.8%       $107,781      55.6%
Orthodontics................................................     105,286      58.3%        107,602      62.5%
Infection Control Products..................................      12,061      43.4%         14,293      54.1%
                                                                --------      -----       --------      -----
     Total Gross Profit.....................................    $239,312      56.5%       $229,676      58.6%
                                                                ========      =====       ========      =====

     Overall Company. Gross profit for the twelve months ended September 30, 2000 increased by $9.6 million or 4.2 % from the corresponding fiscal 1999 period.

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $13.7 million), (b) a favorable product mix (approximately $3.3 million), (c) inventory valuation adjustments, primarily related to a favorable physical inventory adjustment (approximately $3.0 million), (d) net sales of products of an acquired company net of discontinued product lines (approximately $1.7 million), and (e) increased shipping and handling fees (approximately $0.1 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.6 million), (b) the 2000 restructuring charges related to exited products (approximately $1.8 million), (c) unfavorable foreign currency fluctuations (approximately $1.3 million), (d) an increase in rebate expense ($0.9 million), (e) a LIFO adjustment (approximately $0.7 million), and (f) other inventory charges (approximately $0.3 million).

     Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) increased manufacturing variances (approximately $5.8 million), (b) the 2000 restructuring charges relating primarily to exited product lines (approximately $5.3 million), (c) unfavorable foreign currency fluctuations (approximately $4.4 million), and (d) a LIFO adjustment (approximately $1.1 million). The decrease in gross profit was partially offset by (a) increased unit volume relating to new products (approximately $5.2 million), (b) favorable product mix increase (approximately $4.8 million), (c) net sales of products of an acquired company (approximately $2.0 million), (d) inventory adjustments primarily related to a positive revaluation of standard costs associated with manufacturing (approximately $2.0 million), (e) increased shipping and handling fees (approximately $0.2 million), and (f) a decrease in unit volume of existing products (approximately $0.1 million).

     Infection Control Products. Decreased gross profit in the Infection Control Products segment resulted primarily from: (a) the 2000 restructuring charges primarily related to exited product lines (approximately $1.5 million),
(b) increased manufacturing overhead (approximately $1.0 million), (c) decreased volume (approximately $0.9 million), (d) other inventory valuation adjustments (approximately $0.6 million), (e) product mix (approximately $0.2 million), and
(f) an increase in rebate expense (approximately $0.1 million). Decreased gross profit was partially offset by: (a) the effects of an acquired company (approximately $2.0 million) and (b) increased shipping and handling fees (approximately $0.1 million).

 Selling, General and Administrative Expenses

                                                                            PERCENT OF                PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:                     2000        SALES         1999        SALES
---------------------------------------------                   --------    ----------    --------    ----------
                                                                                (IN THOUSANDS)
Professional Dental.........................................    $ 65,894      30.7%       $ 64,223      33.1%
Orthodontics................................................      66,741      37.0%         60,481      35.2%
Infection Control Products..................................      11,630      41.9%         10,666      40.3%
                                                                --------      -----       --------      -----
     Total Selling, General and Administrative Expenses.....    $144,265      34.1%       $135,370      34.5%
                                                                ========      =====       ========      =====

     Overall Company. Selling, general and administrative expenses for the year ended September 30, 2000, increased by $8.9 million or 6.6% from the corresponding 1999 period.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) higher selling and marketing expenses (approximately $3.0 million), (b) unfavorable foreign currency fluctuations (approximately $0.6 million), (c) higher general and administrative expenses (approximately $0.6 million), and (d) increased amortization (approximately $0.3 million). The increase was partially offset by:
(a) the 1999 restructuring charges (approximately $2.0 million), (b) a decrease in corporate charges from Apogent based on a lower domestic sales percentage (approximately $0.5 million), and (c) decreased research and development expenses and other expenses (approximately $0.3 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $2.8 million), (b) increased selling, general and administrative expenses as a result of acquired companies (approximately $1.4 million), (c) a 1999 reversal of restructuring charges (approximately $1.2 million), (d) increased selling and marketing expenses (approximately $0.9 million), (e) unfavorable foreign currency fluctuations (approximately $0.9 million), (f) the 2000 restructuring charges related to severance, outplacement services and contractual liabilities (approximately $0.4 million), and (g) increased amortization of intangibles primarily as a result of acquisitions (approximately $0.3 million). Increased selling, general and administrative expenses in the Orthodontics segment were partially offset by:
(a) decreased research and development expenses (approximately $0.4 million),
(b) a decrease in corporate charges from Apogent based on a lower domestic sales percentage (approximately $0.7 million), and (c) the 1999 restructuring charges (approximately $0.5 million).

     Infection Control Products. Increased selling, general and administrative expenses in the Infection Control Products segment resulted primarily from: (a) increased selling, general and administrative expenses primarily as a result of acquired companies (approximately $0.5 million), (b) amortization of intangibles primarily from acquired businesses (approximately $0.3 million), and (c) the 2000 restructuring charges (approximately $0.2 million).

 Operating Income

                                                                            PERCENT OF                PERCENT OF
OPERATING INCOME:                                                 2000        SALES         1999        SALES
-----------------                                               --------    ----------    --------    ----------
                                                                                 (IN THOUSANDS)
Professional Dental.........................................    $ 56,071       26.1%      $ 43,558       22.5%
Orthodontics................................................      38,545       21.4%        47,121       27.4%
Infection Control Products..................................         431        1.6%         3,627       13.7%
                                                                --------       ----       --------       ----
     Total Operating Income.................................    $ 95,047       22.5%      $ 94,306       24.0%
                                                                ========       ====       ========       ====

     As a result of the foregoing, operating income for the year ended September 30, 2000 increased by 0.8% or $0.7 million from operating income for the corresponding 1999 period.

 Interest Expense

     Interest expense was $25.9 million in 2000, an increase of $8.8 million from the corresponding 1999 period. The increase resulted from a higher average debt balance allocated from Apogent resulting primarily from funding acquisitions, an increase in average interest rates primarily due to the addition of a Term B Loan in July 1999 and an increase in the adjusted interbank offered rate for Eurodollar deposits which determine the interest charges on floating rate debt. See "Liquidity and Capital Resources" below.

 Income Taxes

     Income taxes in 2000 were $28.3 million, a decrease of $2.5 million from the corresponding 1999 period. The decrease resulted primarily from lower taxable income.

 Net Income

     As a result of the foregoing, we had net income of $41.6 million in 2000, as compared to net income of $47.3 million in the corresponding 1999 period.

 Earnings Per Share

     Basic earnings per share for the years ended September 30, 2000 and 1999 were $1.18 per share and $1.35 per share, respectively, which were computed using the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the years ended September 30, 2000 and 1999 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

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

 New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets," and in June 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies will be January 1, 2002. Early application is permitted for entities with fiscal years beginning after March 31, 2001, provided that the first interim financial statements have not been previously issued. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year.

     We have historically amortized our goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, we will cease amortizing our goodwill and certain intangible assets as defined in SFAS No. 142. We anticipate adopting SFAS No. 142 as of the beginning of fiscal year 2003 (i.e. October 1, 2002). We recorded amortization expense in the amount of $9.2 million and $8.5 million for the years ended September 30, 2001 and 2000, respectively. Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets will not be recorded in future periods. Additionally, we will be required to evaluate our existing intangible assets and goodwill and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition of identifiable intangible assets apart from goodwill and to reassess the useful lives of such assets.

     Further, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset and goodwill for impairment in accordance with the provision of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Impairment will first be assessed by identifying our reporting units and determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and comparing the fair value of each reporting unit to the reporting unit's carrying amount. To the extent that the carrying amount of each reporting unit exceeds its fair value, impairment will be measured as the amount by which the reporting unit's net assets and liabilities (recorded and unrecorded) exceed its fair value. We have not fully determined the effect of adopting SFAS No. 142.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

     In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144)", which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121)" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30)", for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, "Goodwill and Other Intangible Assets".

     We are required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending December 31, 2002. We do not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of Statement 144 will have on our consolidated financial statements.

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the acquisition of Apogent's predecessor in 1987 and the acquisitions SDS and its subsidiaries have completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with current generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill. During fiscal 2001, goodwill and intangible assets increased by approximately $41.1 million, primarily as a result of continued acquisition activity.

     Approximately $60.6 million of cash was generated from operating activities in 2001, as compared to approximately $62.4 million for the same period of the prior year. The approximate $1.8 million decrease in cash flows from operations was primarily due to: (a) a decrease in the net change in inventory provisions from the prior year period of approximately $12.1 million (of which approximately $7.6 million decrease from the prior year was related to the 2000 exited product lines), (b) an increase in the net change in prepaid expenses from the prior year period of approximately $6.4 million, (c) an increase in the net change in inventories from the prior year period of approximately $4.7 million, (d) a decrease in the net change in other current liabilities from the prior year of approximately $2.7 million, (e) a decrease in net income from the prior year period of approximately $2.4 million, (f) a decrease in the net change in restructuring reserve from the prior year period of approximately $0.7 million, and (g) a decrease in depreciation expense from the prior year period of approximately $0.3 million. The decreases in cash flow were partially offset by: (a) a net increase in the net change in other assets and liabilities from the prior year period of approximately $14.1 million, (b) a net increase in the net change in accounts payable from the prior year period of approximately $6.7 million, (c) a net increase in the net change in accrued payroll and employee benefits from the prior year period of approximately $4.1 million, (d) an increase in amortization from the prior year period of approximately $0.7 million, (e) a net increase in the net change in deferred income taxes payable from the prior year period of approximately $0.7 million, (f) an increase in the net change in income taxes payable from the prior year period of approximately $0.5 million, (g) a decrease in the gain on sales of property, plant and equipment from the prior year period of approximately $0.4 million, and (h) a net increase in the provision for losses on doubtful accounts from the prior year period of approximately $0.3 million.

     Approximately $65.8 million of cash was used in investing activities in 2001, an increase of approximately $33.0 million from the same period in the prior year (primarily due to additional payments for acquisitions from the prior year period of approximately $30.1 million, increased capital expenditures from the prior year period of approximately $2.4 million, and lower proceeds from sales of property, plant and equipment from the prior year period of approximately $.5 million). Approximately $4.5 million of cash was provided by financing activities in 2001 as compared to cash used in the prior year period financing activities of approximately $23.0 million. In 2000, increased investing activities resulted primarily from an increase in acquisition activity (approximately $5.9 million), partially offset by a decrease in capital expenditures (approximately $1.1 million), and increased proceeds from sales of property, plant and equipment (approximately $0.4 million).

     In 2001, the approximate $27.5 million increase in cash provided by financing activities from the prior year period was primarily attributed to: (a) the net proceeds from our underwritten stock offering of approximately $50.0 million, (b) the net change in advances and loans to Apogent from the prior year period of approximately $20.6 million, (c) a net change in other financing activities from the prior year period of approximately $3.4 million, and (d) an increase in cash received from the exercise of stock options of approximately $1.3 million. The cash provided by the preceding financing activities were partially offset by: (a) a decrease in the capital contributions from Apogent over the prior year of approximately $16.8 million, (b) an increase in loan activity from the prior year period of approximately $16.1 million, (c) an increase in the cash dividend payment to Apogent from the prior year period of approximately $9.4 million, and (d) the payment of deferred financing fees related to the SDS Credit Facility of approximately $5.5 million. In 2000, approximately $23.0 million of cash was used in financing activities, primarily from dividends paid to Apogent (approximately $58.5 million), an increase in advances to Apogent (approximately $21.0 million), partially offset by borrowings under the Apogent Credit Facilities (approximately $35.1 million) and capital contributions from Apogent (approximately $21.4 million).

     The reduction in paid-in capital since September 30, 2000 primarily reflects the payment of $67.9 million in cash dividends to Apogent as a result of the spin-off, and the settlement of all intercompany loans and advances with Apogent by way of a non-cash dividend of approximately $78.2 million as a result of the spin-off, partially offset by the net proceeds from the June 8, 2001 underwritten stock offering of approximately $50 million.

     Prior to the spin-off, our capital requirements arose principally from our allocation of the indebtedness incurred in connection with the permanent financing for the 1987 acquisition of the predecessor to Apogent and subsequent refinancings, obligations to pay rent under the Sale/Leaseback facility (as defined herein), working capital needs, primarily related to inventory and accounts receivable, capital expenditures, primarily related to purchases of machinery, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring in 1998, and the periodic expansion of physical facilities. We expect our future capital requirements to be similar to those prior to spin-off. In addition, we required capital to service bank debt and related interest allocated in the spin-off of $311.8 million. It is currently our intent to de-leverage and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, and taking into account our level of debt and interest. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facility (as defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies. See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report.

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

 CREDIT FACILITY

     We obtained a new credit facility (the "SDS Credit Facility") in connection with the spin-off which allows for borrowings up to $450 million from ABN AMRO Bank N.V. and certain other lenders. The SDS Credit Facility is comprised of a $150 million five year tranche A term loan (the "Tranche A Term Loan"), a $150 million seven year tranche B term loan (the "Tranche B Term Loan"), under which Kerr and Ormco, two of our subsidiaries, are borrowers (the "Term Loan Borrowers"), and a five year revolving credit facility up to $150 million (the "Revolving Credit Facility), under which SDM, another one of our subsidiaries, is the borrower.

     The Tranche A Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest applicable percentage on the grid was in place through September 30, 2001. Repayments under the Tranche A Term Loan are due in quarterly installments, which began on March 31, 2001. As of September 30, 2001, the remaining amounts due in fiscal 2002, 2003, 2004 and 2005 are $23.75 million, $28.75 million, $33.75 million and $38.75 million, respectively, with the final payment of $9.8 million due in November 2005. As of September 30, 2001 the amount outstanding on the Tranche A Term Loan was $134.8 million. The average interest rate at September 30, 2001 on the Tranche A Term Loan was 7.10%.

     The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. Repayments under the Tranche B Term Loan are due in quarterly installments, which began on March 31, 2001. As of September 30, 2001, the remaining amounts due in 2002, 2003, 2004, 2005, 2006, and 2007 are $1.5 million, $1.5 million, $1.5 million,
$1.5 million, $53.8 million and $71.3 million, respectively, with the final payment of $17.6 million due in

November 2007. As of September 30, 2001 the amount outstanding on the Tranche B Term Loan was $148.7 million. The average interest rate at September 30, 2001 on the Tranche B Term Loan was 8.75%.

     Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDM pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging from 0.375% to 0.5% depending on certain financial ratios. Until September 30, 2001, we were required to pay the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits. As of September 30, 2001 the amount outstanding under the Revolving Credit Facility was $51.5 million. The average interest rate at September 30, 2001 on the Revolving Credit Facility was 8.91%.

     The SDS Credit Facility contains numerous financial and operating covenants, including, among others: restrictions on acquisitions and investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens, or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at September 30, 2001.

     We entered into a First Amendment and Consent to the SDS Credit Facility with our senior lenders as of April 18, 2001. Among other things, the first amendment set forth the lenders' consent to our acquisition of Hawe Neos. The first amendment provided that we could finance the acquisition with the proceeds of our Revolving Credit Facility, as we did, and then, within forty-five days of the consummation of the acquisition, apply the proceeds of a completed equity financing to repay that borrowing, which we did. The first amendment also restricted our ability to complete other acquisitions during calendar year 2001 without the consent of the lenders.

     All interest on our historical books under the credit facilities managed by Apogent (the "Apogent Credit Facilities"), was at floating rates, primarily based on the Eurodollar rates and, as such, we were exposed to fluctuations in Eurodollar rates. We have not historically mitigated that risk through derivative instruments. The SDS Credit Facility is anticipated to use primarily the Eurodollar rates provided the rates are more favorable to us. Under the SDS Credit Facility, we are required to have interest rate protection for a minimum of 50% of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years. We are currently meeting this obligation.

     The SDS Credit Facility is secured by our domestic real and personal property assets and a pledge of capital stock of SDM, Kerr, and Ormco, and certain other material domestic and foreign SDS subsidiaries.

     As a result of the terms of the SDS Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 2001, we had six interest rate swaps outstanding aggregating a notional amount of $205.2 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swaps' expiration dates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar Rate Margin. The swap agreement rates and durations are as follows:

EXPIRATION DATE     NOTIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE   SWAP EFFECTIVE DATE
---------------     ---------------   -------------------   -------------------   -------------------
September 15, 2002   $25.0 million    February 23, 2001            5.00%          March 15, 2001
September 15, 2002   $35.0 million    February 23, 2001            5.00%          June 15, 2001
January 18, 2005     $70.0 million    December 22, 2000            5.78%          January 16, 2001
February 16, 2005    $10.0 million    January 24, 2001             5.69%          February 16, 2001
March 31, 2005       $32.6 million    January 2, 2001              5.65%          March 30, 2001
March 31, 2005       $32.6 million    January 2, 2001              5.58%          March 30, 2001

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

     The Revolving Credit Facility provides up to $150 million in available credit. At September 30, 2001, there was approximately $98.5 million of available credit under the Revolving Credit Facility.

     Historically and prior to the spin-off, our operations were funded through the Apogent Credit Facilities. Certain of our affiliates were obligors under the Apogent Credit Facilities and as such, Apogent had historically recorded a portion of the debt outstanding and related interest under these facilities with us. At September 30, 2000, approximately $311.8 million of the borrowings under the Apogent Credit Facilities, consisting of term loan facilities (the "Old Tranche A Term Loan" and "Old Tranche B Term Loan") and a revolving credit facility (the "Old Revolving Credit Facility") were recorded by us. Under the Old Tranche A Term Loan, we had $69.5 million outstanding at September 30, 2000. Under the Old Tranche B Term Loan, we had $119.7 million outstanding at September 30, 2000. Under the Old Revolving Credit Facility, we had $122.6 million outstanding at September 30, 2000. Our cash flow has been substantially affected by the historical debt (and related interest expense) and by charges related to an allocation of corporate operating expenses by Apogent to us. Our interest expense was $33.5 million and $25.9 million for the years ended September 30, 2001 and 2000, respectively. Apogent corporate operating expenses charged to us were and $0.7 million and $3.0 million during the years ended September 30, 2001 and 2000, respectively. The interest expense and corporate operating expense charges are not necessarily indicative of the interest charges and corporate operating expenses that would have been incurred by us if we had been an independent company during the periods presented. During the first quarter of 2001, we assumed stand-alone corporate expenses, as well as incurred corporate charges from Apogent prior to the spin-off. Borrowed funds after the spin-off have higher interest rates than those historically recorded by us. Since the spin-off, we have been responsible for the expenses of being an independent company.

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

     The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $.15 million per year, and provides us the option to purchase the leased premises at fair value from June 1, 2008 to May 31, 2009.

     We pay all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, we unconditionally guarantee each of the leases.

     We have the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. We may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

     Stock Offering: On June 8, 2001, we sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $50.0 million, which were primarily used to repay money borrowed under the Revolving Credit Facility to finance the acquisitions of Hawe Neos and OBF.

CAUTIONARY FACTORS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they: discuss our future expectations; contain projections of our future results of operations or our financial conditions or state other forward-looking information.

     Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

     - As of September 30, 2001, we had $347.5 million in total debt, and $99.6 million in stockholders' equity. This level of indebtedness could have significant consequences, including: (a) limiting the cash flow available for working capital, capital expenditures, acquisitions, and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; (b) limiting our ability to obtain additional financing in the future for working capital or other purposes; (c) limiting our ability to create or permit liens or to pay cash dividends; and (d) limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.

       In addition, our credit facilities contain numerous restrictive operating and financial covenants, which could limit our operating flexibility. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. At September 30, 2001, approximately $51.5 million of our indebtedness was incurred under our Revolving Credit Facility. Increases in interest rates would adversely affect our cash flows and therefore our results of operations. In addition, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and prevent us from pursuing business opportunities of value to our stockholders.

     - The tragic events of September 11, 2001 and their aftermath are affecting most public companies. Fortunately, none of our employees was lost or injured (and none of our properties or records was damaged) as a result of the terrorist attacks that occurred in the United States on September
       11. Although our operations during that week were hampered by the temporary disruption of transportation and communications, management does not believe the impact will be material. However, at this time, we are unable to predict the long-term impact of these events, or of the domestic and foreign response, on either our industry as a whole or on our operations and financial condition in particular.

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

     - In 2001, approximately 24% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a temporary material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

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

     - Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, the timing of acquisitions, distribution chain issues, and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

     - We strive to increase our margins by controlling our costs and by improving our manufacturing efficiencies. There can be no assurance, however, that our efforts will continue to be successful. Margins can be affected by many factors, including competition, product mix, and the effect of acquisitions.

     - Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy, and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to: changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada; changes in local labor laws and regulations affecting our ability to hire and retain local employees; currency exchange restrictions and fluctuations in the value of foreign currency; potentially adverse tax consequences; longer payment cycles; greater difficulties in accounts receivable collection; political conditions in countries where we have operations; unexpected changes in the regulatory environment; and changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States. If any of the events described in these risks were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

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

     - We have engaged in currency hedges to mitigate the impact of foreign currency fluctuations. If we are unable to, or elect not to continue to employ currency hedges, it could have a material adverse effect on our net sales and profitability.

     - We have engaged in interest rate hedges to mitigate the impact of interest rate fluctuations. If we are unable to, or elect not to continue to employ interest rate hedges, it could have a material adverse effect on our profitability.

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

     - Our ability to hire and retain competent employees is also subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. In particular, many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees' council. There is a risk of strikes or other labor disputes at our locations that are unionized or are subject to national contracts, which could affect our operations.

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

     - Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental Business segment include GC America, Inc., 3M Corporation and its affiliate Espe GmbH & Co., and Dentsply International Inc.; in the Orthodontics business segment, we compete with companies such as American Orthodontics, GAC Orthodontics, a subsidiary of Dentsply, and Unitek, a subsidiary of 3M Corporation; and in the Infection Control Products business segment, our principal competitors include Johnson and Johnson, Steris Corporation, and Ecolab, Inc. We may face increased competition from them in the future and we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Any of the foregoing factors could adversely affect our revenues and hinder our future expansion.

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

FOREIGN EXCHANGE

     We have, from time to time, used foreign currency options to hedge our exposure from adverse changes in foreign currency rates. Our foreign currency exposure exists primarily in the Euro, Australian dollar, Swiss Franc, Canadian dollar, and the Japanese Yen values versus the U.S. dollar. Hedging may be accomplished by the use of foreign currency options, forward contracts or similar instruments, and the gain or loss on these options would be used to offset gains or losses in the foreign currencies to which they pertain. Hedges of anticipated transactions may be accomplished with options that expire on or near the maturity date of the anticipated transactions. As of September 30, 2001, we had monthly zero cost collars in place to protect against foreign currency fluctuations in the Euro and the Japanese Yen for fiscal year 2002.

     For the fiscal year 2002, we expect our exposure from our primary foreign currencies to approximate the following:

                                                                      ESTIMATED EXPOSURE             ESTIMATED
                                                                DENOMINATED IN THE RESPECTIVE        EXPOSURE
CURRENCY                                                               FOREIGN CURRENCY           IN U.S. DOLLARS
--------                                                        ------------------------------    ---------------
                                                                                 (IN THOUSANDS)
Euro........................................................             49,800           EUR         $45,400
Japanese Yen................................................            915,700           JPY         $ 7,700
Canadian Dollar.............................................             16,900           CAD         $10,700
Australian Dollar...........................................             13,700           AUD         $ 6,700
Swiss Franc.................................................             11,800           CHF         $ 7,300

     As a result of these anticipated exposures, in August 2001 we entered into a series of zero cost collar transactions to protect a total notional amount of
40.2 million Euros and 660 million Japanese Yen of intercompany transactions for our fiscal year 2002 exposure from detrimental effects of foreign currency fluctuations. As a result, an approximate $0.03 million loss representing the fair value of the zero cost collars (net of income tax), was recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity.

     In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement, entered into on September 20, 2001, with an effective date of October 16, 2001, is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. For fiscal year 2001, the fair value of the cross currency debt swap transaction gain (net of income tax) included in the cumulative translation adjustments was $0.58 million. The interest rate to be paid to us on the U.S. dollar principal amount of $45 million is 5.79%, and the interest rate to be paid by us on the Swiss franc principal amount of 71.73 million is 4.40%. Therefore, the net interest rate reduction on the cross currency debt swap transaction is 1.39%.

INTEREST RATES

     We use interest rate swaps to reduce our exposure to interest rate movements. Our net exposure to interest rate risk consists of floating rate instruments whose interest rates are determined by the Eurodollar rate. Interest rate risk management is accomplished by the use of swaps to create fixed interest rate debt by resetting Eurodollar rate loans concurrently with the rates applied to the swap agreements. At September 30, 2001, we had floating rate debt of approximately $334.9 million of which a total of $205.2 million was covered under our interest rate swap agreements. Under our SDS Credit Facility, the net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar rate margin. As of September 30 2001, the Tranche A and Revolver Eurodollar rate margins were 2.75%. The Tranche B Eurodollar rate margin was 3.75%. The model below quantifies our sensitivity to interest rate movements as determined by the Eurodollar rate and the effect of the interest rate swap agreements which reduce that risk. The model assumes:
(a) a base Eurodollar rate of 2.59% (the "Eurodollar Base Rate") which approximates the September 30, 2001 three month Eurodollar rate, (b) our floating rate debt is equal to our September 30, 2001 floating rate debt balance of $334.9 million, (c) we pay interest on floating rate debt equal to the Eurodollar Base Rate + 319 basis points, (d) we have interest rate swaps with total notional amounts of $205.2 million, all in place as of September 30, 2001 (please see schedule in "Liquidity and Capital Resources" above for actual effective dates), and (e) the Eurodollar Base Rate varies by 10% of the Base Rate.

                                                                INCREASE IN THE        DECREASE IN THE
INTEREST RATE EXPOSURE                                        EURODOLLAR BASE RATE   EURODOLLAR BASE RATE
----------------------                                        --------------------   --------------------
Without interest rate swaps:................................      $1.9 million          ($1.9 million)
With interest rate swaps:...................................      $0.7 million          ($0.7 million)

     Cash Flow Hedge -- Interest Rate Exposure: For fiscal year 2001, the total net cost of converting from floating rate (3-month Libor) to fixed rate from a portion of the principal amount of the debt obligation was $0.575 million. Below is a table listing the interest expense exposure detail (in thousands):

                                                                                       SWAP
                                                                              -----------------------                 FISCAL 2001
LOAN                                                 AMOUNT        TERM         TRADE       EFFECTIVE    MATURITY        COST
----                                                --------    ----------    ----------    ---------    ---------    -----------
Kerr B..........................................    $ 35,000       4 years    12/22/2000    01/16/01     1/18/2005      $223.3
Ormco B.........................................      35,000       4 years    12/22/2000    01/16/01     1/18/2005       223.3
Revolver........................................      10,000       4 years     1/24/2001    02/16/01     2/16/2005        46.4
Revolver........................................      25,000     1.5 years     2/23/2001    03/15/01     9/15/2002        28.2
Kerr A..........................................      32,586       4 years      1/2/2001    03/30/01     3/31/2005         7.3
Ormco A.........................................      32,586       4 years      1/2/2001    03/30/01     3/31/2005         7.1
Ormco B.........................................      35,000    1.25 years     2/23/2001    06/15/01     9/15/2002        39.4
                                                    --------                                                            ------
Totals..........................................    $205,172                                                            $575.0
                                                    ========                                                            ======

     The fair value of interest rate swap agreements designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

     During the year ended September 30, 2001, a loss of approximately $9.1 million ($5.4 million, net of income tax) representing the fair value of interest rate swaps, was recorded in accumulated other comprehensive income
(loss). Fair values of the interest rate swap agreements as of September 30, 2001 are as follows (in thousands):

                                                                                       SWAP
                                                                              -----------------------
LOAN                                                 AMOUNT        TERM         TRADE       EFFECTIVE    MATURITY     FAIR VALUE
----                                                --------    ----------    ----------    ---------    ---------    -----------
Kerr B..........................................    $ 35,000       4 years    12/22/2000    01/16/01     1/18/2005     $2,147.5
Ormco B.........................................      35,000       4 years    12/22/2000    01/16/01     1/18/2005      2,147.5
Revolver........................................      10,000       4 years     1/24/2001    02/16/01     2/16/2005        571.6
Revolver........................................      25,000     1.5 years     2/23/2001    03/15/01     9/15/2002        555.0
Kerr A..........................................      32,586       4 years      1/2/2001    03/30/01     3/31/2005      1,463.0
Ormco A.........................................      32,586       4 years      1/2/2001    03/30/01     3/31/2005      1,397.8
Ormco B.........................................      35,000    1.25 years     2/23/2001    06/15/01     9/15/2002        777.7
                                                    --------                                                           --------
Totals..........................................    $205,172                                                           $9,060.1
                                                    ========                                                           ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        SYBRON DENTAL SPECIALTIES, INC.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   42
Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................   43
Consolidated Statements of Income for the years ended
  September 30, 2001, 2000 and 1999.........................   45
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended September 30,
  2001, 2000 and 1999.......................................   47
Consolidated Statements of Cash Flows for the years ended
  September 30, 2001, 2000 and 1999.........................   49
Notes to Consolidated Financial Statements..................   51

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sybron Dental Specialties, Inc.:

     We have audited the accompanying consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ KPMG LLP
                                     -------------------------------------------
                                                      KPMG LLP

Orange County, California
November 19, 2001

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents (note 18).......................  $  8,319    $  5,783
  Accounts receivable (less allowance for doubtful
     receivables of $1,657 and $2,056 in 2001 and 2000,
     respectively) (note 2).................................    92,172      85,767
  Inventories (notes 1, 3)..................................    85,765      74,383
  Deferred income taxes (note 4)............................     4,801       8,977
  Prepaid expenses and other current assets (note 1)........    12,998       6,497
                                                              --------    --------
       Total current assets.................................   204,055     181,407
                                                              --------    --------
Advances and loans to Apogent (note 18).....................        --      77,762
Property, plant and equipment, net (notes 5, 7 and 8).......    68,919      55,326
Intangible assets, net (note 6 and 16)......................   252,581     220,705
Deferred income taxes (note 4)..............................    10,382       3,410
Other assets (note 11)......................................    13,111       6,967
                                                              --------    --------
       Total assets.........................................  $549,048    $545,577
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 17,336    $ 11,351
  Current portion of long-term debt (notes 7 and 8).........    25,969      21,761
  Income taxes payable (note 4).............................     6,727       1,698
  Income taxes payable to Apogent...........................        --       3,982
  Accrued payroll and employee benefits (note 11)...........    21,315      15,210
  Restructuring reserve (note 12)...........................     2,775       2,403
  Deferred income taxes (note 4)............................     5,200       3,225
  Accrued rebates...........................................     5,421       5,137
  Other current liabilities.................................     9,154       5,109
                                                              --------    --------
       Total current liabilities............................    93,897      69,876
                                                              --------    --------

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                          SEPTEMBER 30, 2001 AND 2000

                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Long-term debt (note 7, 8, 9 and 16)........................  $321,536    $298,482
Deferred income taxes (note 4)..............................    17,163      15,414
Other liabilities (note 11).................................    16,806       8,835
Commitments and contingent liabilities: (notes 8, 11, 15 and
  16)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 20,000,000
  shares, none outstanding..................................        --          --
Common stock, $.01 par value; authorized 250,000,000 shares,
  37,891,458 issued and outstanding at September 30, 2001...       379          --
Additional paid-in capital..................................    74,661     164,648
Retained earnings...........................................    38,511          --
Accumulated other comprehensive loss........................   (13,905)    (11,678)
                                                              --------    --------
Total stockholders' equity (notes 1, 7, 10, 14, 16, 17).....    99,646     152,970
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $549,048    $545,577
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $439,547   $423,140   $392,249
Cost of sales:
  Cost of product sold......................................   186,340    175,182    162,573
  Restructuring charges (note 12)...........................     1,291      8,646         --
                                                              --------   --------   --------
       Total cost of sales..................................   187,631    183,828    162,573
                                                              --------   --------   --------
Gross profit................................................   251,916    239,312    229,676
                                                              --------   --------   --------
Selling, general and administrative expenses (note 1).......   140,006    132,223    122,249
Apogent charges (note 18)...................................       730      2,979      4,228
Merger, transaction and integration expenses (note 12)......        --         --      2,569
Restructuring charges (note 12).............................        --        680     (1,177)
Depreciation and amortization of goodwill and other
  intangible assets.........................................     9,099      8,383      7,501
                                                              --------   --------   --------
       Total selling, general and administrative expenses...   149,835    144,265    135,370
                                                              --------   --------   --------
Operating income............................................   102,081     95,047     94,306
                                                              --------   --------   --------
Other income (expense):
  Interest expense (notes 7, 10, 11 and 18).................   (33,458)   (25,899)   (17,074)
  Interest income -- Apogent (note 18)......................        --        852      1,151
  Amortization of deferred financing fees (note 7)..........      (714)      (282)      (154)
  Restructuring charges (note 12)...........................    (1,088)        --         --
  Other, net................................................      (652)       218        (85)
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........    66,169     69,936     78,144
Income taxes (note 4).......................................    26,522     28,339     30,850
                                                              --------   --------   --------

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income before extraordinary item............................  $ 39,647   $ 41,597   $ 47,294
Extraordinary item, net of tax (note 21)....................      (498)        --         --
                                                              --------   --------   --------
       Net income...........................................  $ 39,149   $ 41,597   $ 47,294
                                                              ========   ========   ========
Basic earnings per share (note 14):
  Basic earnings per share before extraordinary item........  $   1.10   $   1.18   $   1.35
  Extraordinary item (note 21)..............................     (0.01)        --         --
                                                              --------   --------   --------
  Basic earnings per share..................................  $   1.09   $   1.18   $   1.35
                                                              ========   ========   ========
Diluted earnings per share (note 14):
  Diluted earnings per share before extraordinary item......  $   1.07
  Extraordinary item (note 21)..............................     (0.01)
                                                              --------
  Diluted earnings per share................................  $   1.06
                                                              ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                     ACCUMULATED
                                        COMMON STOCK                                    OTHER
                                   ----------------------   ADDITIONAL              COMPREHENSIVE       TOTAL           TOTAL
                                   NUMBER OF                 PAID-IN     RETAINED      INCOME       STOCKHOLDERS'   COMPREHENSIVE
                                     SHARES     PAR VALUE    CAPITAL     EARNINGS      (LOSS)          EQUITY          INCOME
                                   ----------   ---------   ----------   --------   -------------   -------------   -------------
Balance at September 30, 1998....          --     $ --       $133,143    $    --      $ (3,635)       $129,508
Comprehensive income (loss):
  Net income.....................          --       --             --     47,294            --          47,294         $47,294
  Translation adjustment.........          --       --             --         --        (2,615)         (2,615)         (2,615)
  Minimum pension liability
     adjustment..................          --       --             --         --         1,681           1,681           1,681
                                   ----------     ----       --------    -------      --------        --------         -------
       Total comprehensive
          income.................          --       --             --     47,294          (934)                        $46,360
                                                                                                                       =======
Capital contribution from Apogent
  (note 18)......................          --       --         16,210         --            --          16,210
Dividends paid to Apogent (note
  18)............................          --       --             --    (36,483)           --         (36,483)
                                   ----------     ----       --------    -------      --------        --------
Balance at September 30, 1999....          --       --        149,353     10,811        (4,569)        155,595
Comprehensive income (loss):
  Net income.....................          --       --             --     41,597            --          41,597         $41,597
  Translation adjustment.........          --       --             --         --        (7,109)         (7,109)         (7,109)
                                   ----------     ----       --------    -------      --------        --------         -------
       Total comprehensive
          income.................          --       --             --     41,597        (7,109)                        $34,488
                                                                                                                       =======
Capital contribution from Apogent
  (note 18)......................          --       --         21,399         --            --          21,399
Dividends paid to Apogent (note
  18)............................          --       --         (6,104)   (52,408)           --         (58,512)
                                   ----------     ----       --------    -------      --------        --------
Balance at September 30, 2000....          --       --        164,648         --       (11,678)        152,970
Comprehensive income (loss):
  Net income.....................          --       --            638     38,511            --          39,149         $39,149
  Translation adjustment.........          --       --             --         --         3,238           3,238           3,238
  Unrealized loss on derivative
     instruments (note 10).......          --       --             --         --        (5,465)         (5,465)         (5,465)
                                   ----------     ----       --------    -------      --------        --------         -------
       Total comprehensive
          income.................          --       --            638     38,511        (2,227)                        $36,922
                                                                                                                       =======

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                             INCOME -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                     ACCUMULATED
                                        COMMON STOCK                                    OTHER
                                   ----------------------   ADDITIONAL              COMPREHENSIVE       TOTAL           TOTAL
                                   NUMBER OF                 PAID-IN     RETAINED      INCOME       STOCKHOLDERS'   COMPREHENSIVE
                                     SHARES     PAR VALUE    CAPITAL     EARNINGS      (LOSS)          EQUITY          INCOME
                                   ----------   ---------   ----------   --------   -------------   -------------   -------------
Capital contribution from Apogent
  (note 18)......................          --     $ --       $  4,612    $    --      $     --        $  4,612
Issuance of common stock in
  connection with the Apogent
  spin-off (notes 1, 13, 17).....  35,108,649      351           (351)        --            --              --
Dividends paid to Apogent (note
  18)............................          --       --        (67,927)        --            --         (67,927)
Non-cash dividends to Apogent
  (note 18)......................          --       --        (78,167)        --            --         (78,167)
Issuance of common stock from
  options exercised..............     132,809        1          1,282         --            --           1,283
Proceeds from stock offering, net
  of offering costs (note 17)....   2,650,000       27         49,926         --            --          49,953
                                   ----------     ----       --------    -------      --------        --------
Balance at September 30, 2001....  37,891,458     $379       $ 74,661    $38,511      $(13,905)       $ 99,646
                                   ==========     ====       ========    =======      ========        ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001         2000         1999
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  39,149    $  41,597    $  47,294
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
     BY OPERATING ACTIVITIES:
     Depreciation...........................................      9,772       10,033        9,804
     Amortization...........................................      9,207        8,491        7,662
     Loss (gain) on sales of property, plant and
      equipment.............................................        233         (195)         (19)
     Provision for losses on doubtful receivables...........      1,260          936          819
     Inventory provisions...................................     (1,087)      11,006        4,427
     Deferred income taxes..................................        760          103        5,635
  CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
     BUSINESSES ACQUIRED:
     (Increase) in accounts receivable......................     (1,096)      (1,036)         (59)
     (Increase) decrease in inventories.....................     (1,461)       3,279       (1,950)
     (Increase) decrease in prepaid expenses and other
      current assets........................................     (6,499)        (145)       2,020
     Increase (decrease) in accounts payable................      4,926       (1,769)       1,266
     Increase (decrease) in income taxes payable............      1,047          562       (9,378)
     Increase (decrease) in other current liabilities.......      3,480        6,229       (2,125)
     Increase (decrease) in accrued payroll and employee
      benefits..............................................      6,105        1,960       (1,270)
     Increase (decrease) in restructuring reserve...........        372        1,069       (3,800)
     Net change in other assets and liabilities.............     (5,585)     (19,693)      (8,979)
                                                              ---------    ---------    ---------
       Net cash provided by operating activities............     60,583       62,427       51,347
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (14,416)     (11,968)     (13,020)
  Proceeds from sales of property, plant and equipment......        124          609          214
  Net payments for businesses acquired......................    (51,498)     (21,398)     (15,538)
                                                              ---------    ---------    ---------
       Net cash used in investing activities................    (65,790)     (32,757)     (28,344)

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001         2000         1999
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility.............................  $ 562,160    $ 221,760    $ 234,040
  Principal payments on credit facility.....................   (539,021)    (182,880)    (299,320)
  Proceeds from long-term debt..............................        937           --      120,000
  Principal payments on long-term debt......................     (1,593)        (300)     (33,028)
  Payment of deferred financing fees........................     (5,494)          --           --
  Payment of Apogent dividends..............................    (67,927)     (58,512)     (36,483)
  Proceeds from stock offering, net of offering costs.......     49,953           --           --
  Capital contributions from Apogent........................      4,612       21,399       16,210
  Cash received from exercise of stock options..............      1,283           --           --
  Net change in advances and loans to Apogent...............       (404)     (20,985)     (27,689)
  Other.....................................................         --       (3,464)        (369)
                                                              ---------    ---------    ---------
       Net cash provided by (used in) financing
        activities..........................................      4,506      (22,982)     (26,639)
Effect of exchange rate changes on cash and cash
  equivalents...............................................      3,237       (6,995)         444
Net increase (decrease) in cash and cash equivalents........      2,536         (307)      (3,192)
Cash and cash equivalents at beginning of period............      5,783        6,090        9,282
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $   8,319    $   5,783    $   6,090
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
     Interest...............................................  $  24,779    $  25,504    $  16,957
                                                              =========    =========    =========
     Interest received from Apogent.........................  $      --    $     852    $   1,151
                                                              =========    =========    =========
     Income taxes...........................................  $  20,132    $  27,674    $  32,906
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Non-cash dividend to Apogent..............................  $  78,167    $      --    $      --
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On November 8, 2000, Sybron International Corporation, which is now known as Apogent Technologies Inc. ("Apogent"), announced that it had declared a pro rata distribution to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. ("SDS") common stock for every three shares of Apogent common stock they owned as of the record date. SDS owns all of the outstanding stock of Sybron Dental Management, Inc. ("SDM"), formerly named Sybron Dental Specialties, Inc. Prior to the distribution ("spin-off"), Sybron Dental Management, Inc. was a direct wholly-owned subsidiary of Apogent. Immediately prior to the spin-off, Apogent contributed all of the stock of Sybron Dental Management, Inc. to Sybron Dental Specialties, Inc. As used in these Notes to the Consolidated Financial Statements, the term "SDS" or the "Company" means Sybron Dental Management, Inc. for the periods prior to the spin-off and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the spin-off. The spin-off was effective on December 11, 2000.

     SDS has presented in these consolidated financial statements its assets and liabilities at the same amounts previously presented in the consolidated financial statements of Apogent.

     The subsidiaries of SDS are leading manufacturers of value-added products for the professional dental, orthodontics, and infection control markets in the United States and abroad (see note 19).

 (A) PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR END

     The consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries. The term "Apogent" as used herein refers to Apogent and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal years ended September 30, 2001, 2000 and 1999 are hereinafter referred to as "2001", "2000" and "1999", respectively.

 (B) CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

 (C) INVENTORIES

     Inventories are stated at the lower of cost or market. Elements of cost included in inventories are: raw materials, direct labor, manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment and tooling) and retained costs representing the excess of manufacturing or production costs over amounts charged to cost of sales. Certain domestic inventories of approximately $65,644 and $63,861 at September 30, 2001 and 2000, respectively, are valued on the last-in, first-out (LIFO) method. The remaining inventories are valued on the first-in, first-out (FIFO) method.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

 (D) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 20 years for machinery and equipment) using the straight-line method. The Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

     The Company's San Diego, California facility is currently available for sale and the manufacturing conducted there is planned to be absorbed into the Glendora, California facility as a part of the Company's 2001 restructuring plan for the orthodontic segment. Accordingly, the Company has reclassified the carrying amount of approximately $4.4 million of the facility from property, plant and equipment to other current assets in the 2001 consolidated balance sheet. The Company anticipates the sale of the facility to occur in fiscal year 2002.

 (E) INTANGIBLE ASSETS

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess costs over net asset values of acquired businesses (goodwill) are amortized over 5 to 40 years, proprietary technology, trademarks, and other intangibles are amortized over 7 to 40, 9 years, and 3 to 17 years, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No adjustments to goodwill were made in 2001, 2000 and 1999.

 (F) REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of products, when the risks and rewards of ownership are passed, and when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectability of the sales price is reasonably assured. A large portion of the Company's sales of Professional Dental products is sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. The Company is not obligated to allow for returns.

     The Company accrues rebates based upon its various pricing programs. These rebates are accounted for as a reduction of revenue.

     In September 2001, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-10 -- "Accounting for Shipping and Handling Fees and Costs", which requires that all amounts billed to a customer in a sale transaction related to shipping and handling be recorded as revenue, the Company reclassified net sales in its consolidated financial statements to include those amounts previously recorded in selling, general and administrative expenses. The amounts of shipping and handling fees added to net sales for the years ended September 30, 2001, 2000 and 1999 were approximately $4.2 million, $4.4 million, and $4.1 million, respectively. Historically, the Company had recorded shipping and handling amounts billed to customers as a reduction to selling, general and administrative expenses. Prior year amounts have been reclassified to conform to the requirements of the EITF.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

 (G) INCOME TAXES

     The Company was included in the consolidated income tax return filed by Apogent through December 11, 2000, but has been responsible for its own filings since the spin-off. U.S. income tax payments, refunds, credits, provisions and deferred income tax components prior to the spin-off have been allocated to SDS in accordance with Apogent's tax allocation policy. Such policy allocated income tax components included in the consolidated income tax return of Apogent to SDS to the extent such components were generated by or related to SDS.

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

 (H) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to selling, general and administrative expenses in the period they are incurred. Research and development costs for 2001, 2000 and 1999 were approximately $8,977, $8,753 and $9,425, respectively.

 (I) FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in accumulated comprehensive income (loss), a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction losses for 2001, 2000 and 1999 were approximately $1,974, $4,134 and $22, respectively.

 (J) PENSIONS

     The Company and its subsidiaries participate in various pension plans covering substantially all employees. U.S. and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

 (K) DEFERRED FINANCING FEES

     Deferred financing fees are capitalized and amortized as a separate component of other income (expense) over the life of the related debt agreements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

 (L) ADVERTISING COSTS

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $4,574, $4,117 and $3,903 in 2001, 2000 and 1999, respectively.

 (M) USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (N) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage its foreign currency, interest rate exposures, and a certain net investment. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

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

 (P) COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) consist of translation adjustments, minimum pension liability adjustments, and unrealized gains (losses) on derivative instruments and are included on the accompanying consolidated statements of stockholders' equity and comprehensive income.

 (Q) STOCK-BASED COMPENSATION

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

No. 25, "Accounting for Stock Issued to Employees". Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. As required by SFAS No. 123, the Company discloses in Note 13 "Stock-Based Compensation" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

 (R) EARNINGS PER SHARE

     Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings per share are calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

     Basic earnings per share data for fiscal years ended September 30, 2000 and 1999 were based on the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the years ended September 30, 2000 and 1999 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

 (S) RECLASSIFICATION

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Certain of the Company's Professional Dental products are sold through major distributors, none of which has exceeded 10% of the Company's consolidated net sales in 2001, 2000 or 1999. Accounts receivable from each of these distributors was less than 10% of the outstanding consolidated accounts receivable balances at September 30, 2001 or 2000.

(3) INVENTORIES

     Inventories at September 30, 2001 and 2000 consist of the following:

                                                                   2001      2000
                                                                  -------   -------
    Raw materials and supplies..................................  $27,753   $24,300
    Work in process.............................................   14,432     8,410
    Finished goods..............................................   41,323    44,749
    Excess and obsolescence reserves............................   (1,544)   (4,347)
    LIFO reserve................................................    3,801     1,271
                                                                  -------   -------
                                                                  $85,765   $74,383
                                                                  =======   =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(4) INCOME TAXES

     Total income tax expense (benefit) for the years ended September 30, 2001, 2000 and 1999 is allocated as follows:

                                                                   2001      2000      1999
                                                                  -------   -------   -------
    Income from operations......................................  $26,522   $28,339   $30,850
    Extraordinary items.........................................     (339)       --        --
                                                                  -------   -------   -------
                                                                  $26,183   $28,339   $30,850
                                                                  =======   =======   =======

     Income tax expense (benefit) attributable to income from operations consists of:

                                                                  CURRENT    DEFERRED     TOTAL
                                                                  -------    --------    -------
    Year ended September 30, 2001:
      U.S., state and local.....................................  $12,954     $4,040     $16,994
      Foreign...................................................    9,359        169       9,528
                                                                  -------     ------     -------
                                                                  $22,313     $4,209     $26,522
                                                                  =======     ======     =======
    Year ended September 30, 2000:
      U.S., state and local.....................................  $18,380     $  159     $18,539
      Foreign...................................................    9,856        (56)      9,800
                                                                  -------     ------     -------
                                                                  $28,236     $  103     $28,339
                                                                  =======     ======     =======
    Year ended September 30, 1999:
      U.S., state and local.....................................  $14,768     $5,636     $20,404
      Foreign...................................................   10,564       (118)     10,446
                                                                  -------     ------     -------
                                                                  $25,332     $5,518     $30,850
                                                                  =======     ======     =======

     The domestic and foreign components of income before income taxes and extraordinary items are as follows:

                                                                   2001       2000       1999
                                                                  -------    -------    -------
    United States...............................................  $40,259    $48,841    $53,904
    Foreign.....................................................   25,910     21,095     24,240
                                                                  -------    -------    -------
    Income before income taxes and extraordinary items..........  $66,169    $69,936    $78,144
                                                                  =======    =======    =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Income tax expense attributable to income from operations was $26,522, $28,339 and $30,850 in 2001, 2000 and 1999 respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from operations before income taxes, and extraordinary items in 2001, 2000 and 1999 as a result of the following:

                                                                   2001      2000      1999
                                                                  -------   -------   -------
    Computed "expected" tax expense.............................  $23,159   $24,478   $27,350
    Increase (reduction) in income taxes resulting from:
    Change in beginning of year valuation allowance for deferred
      tax assets allocated to income tax expense................     (418)       --      (884)
    Amortization of goodwill....................................    1,624     1,543     1,332
    State and local income taxes, net of Federal income tax
      benefit...................................................    1,624     2,014     3,050
    Foreign income taxed at rates higher than U.S. Federal
      income....................................................      877     2,473     2,098
    Foreign tax credits utilized in excess of U.S. tax on
      foreign earnings..........................................     (723)     (984)   (1,396)
    Net foreign sales corporation benefit.......................   (1,493)   (1,257)   (1,187)
    Other, net..................................................    1,872        72       487
                                                                  -------   -------   -------
                                                                  $26,522   $28,339   $30,850
                                                                  =======   =======   =======

     The significant components of deferred income tax expense (benefit) attributable to income from operations for 2001, 2000 and 1999 are as follows:

                                                                   2001      2000      1999
                                                                  ------    ------    ------
    Deferred tax expense (exclusive of the effects of other
      components listed below)..................................  $4,627    $  103    $6,402
    Decrease in the valuation allowance for deferred tax
      assets....................................................    (418)       --      (884)
                                                                  ------    ------    ------
                                                                  $4,209    $  103    $5,518
                                                                  ======    ======    ======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below.

                                                                    2001        2000
                                                                  --------    --------
    Deferred tax assets:
    Inventories.................................................  $  1,078    $  1,636
    Compensation................................................     1,969       1,484
    Sale/Leaseback..............................................     3,021       3,021
    Employee benefits...........................................     1,786       1,342
    Net operating loss carryforwards............................       975       1,393
    Foreign tax credit carryforwards............................     1,827          --
    Warranty and other accruals.................................     5,502       4,904
                                                                  --------    --------
         Total gross deferred tax assets........................    16,158      13,780
         Less valuation allowance...............................      (975)     (1,393)
                                                                  --------    --------
         Net deferred tax assets................................    15,183      12,387
                                                                  --------    --------
    Deferred tax liabilities:
    Depreciation................................................    (2,441)     (2,509)
    Purchase accounting.........................................   (13,562)    (12,320)
    Other.......................................................    (6,360)     (3,810)
                                                                  --------    --------
         Total gross deferred tax liabilities...................   (22,363)    (18,639)
                                                                  --------    --------
         Net deferred tax liabilities...........................  $ (7,180)   $ (6,252)
                                                                  ========    ========

     The change in the net deferred tax liabilities contains $3,280 of deferred tax benefit related to the fair values of the Company's derivative financial instruments. The net change in the total valuation allowance for the years ended September 30, 2001 and 2000 was a decrease of $418 and an increase of $155, respectively. The valuation allowance for deferred tax assets as of October 1, 1999 was $1,238. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 2001, the Company has an aggregate of $2,786 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2004 and 2010.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Accumulated earnings of foreign subsidiaries at September 30, 2001, 2000 and 1999 of approximately $48,000, $38,000, and $35,000 respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 2001 and 2000 are as follows:

                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
    Land and land improvements..................................  $  6,310    $  1,809
    Buildings and building improvements.........................    25,401      25,031
    Machinery and equipment.....................................   102,773      87,413
    Construction in progress....................................    13,325       7,873
                                                                  --------    --------
                                                                   147,809     122,126
    Less: Accumulated depreciation and amortization.............   (78,890)    (66,800)
                                                                  --------    --------
                                                                  $ 68,919    $ 55,326
                                                                  ========    ========

     There were no commitments for purchases of equipment at September 30, 2001 and 2000. Machinery and equipment includes capitalized leases, net of amortization, totaling $22 and $4 at September 30, 2001 and 2000, respectively (see note 8).

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 2001 and 2000 are as follows:

                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
    Excess costs over net asset values of businesses acquired
      (goodwill)................................................  $290,643    $249,564
    Proprietary technology......................................    12,941      12,189
    Trademarks..................................................    15,477      15,477
    Other.......................................................    15,184      15,932
                                                                  --------    --------
                                                                   334,245     293,162
    Less: Accumulated amortization..............................   (81,664)    (72,457)
                                                                  --------    --------
                                                                  $252,581    $220,705
                                                                  ========    ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(7) LONG-TERM DEBT

     Credit Facility: In connection with the spin-off, SDS together with certain of its subsidiaries entered into a new credit facility (the "SDS Credit Facility"), which allows for borrowings up to $450 million from ABN AMRO Bank N.V. and certain other lenders. The SDS Credit Facility is comprised of a $150 million five year tranche A term loan (the "Tranche A Term Loan"), a $150 million seven year tranche B term loan (the "Tranche B Term Loan"), under which Kerr and Ormco, two of the Company's subsidiaries, are borrowers (the "Term Loan Borrowers"), and a five year revolving credit facility up to $150 million (the "Revolving Credit Facility"), under which SDM, another one of the Company's subsidiaries, is the borrower. Historically, certain affiliates of SDS have been obligors under various credit agreements of Apogent (the "Credit Facilities") described below. Apogent has historically recorded a portion of debt outstanding under the Credit Facilities on the books of SDS. The balance at September 30, 2000 represented the historical balances at SDS. Long-term debt at September 30, 2001 and 2000 consists of the following:

                                                                      SEPTEMBER 30,
                                                                  ---------------------
                                                                    2001         2000
                                                                  --------     --------
    Term Loan Facility..........................................  $283,411     $189,172
    Revolving Credit Facility...................................    51,500      122,600
    Sale/Leaseback Obligation...................................     7,951        8,072
    Capital leases and other (see note 8).......................     4,643          399
                                                                  --------     --------
                                                                   347,505      320,243
    Less: Current portion of long-term debt.....................   (25,969)     (21,761)
                                                                  --------     --------
                                                                  $321,536     $298,482
                                                                  ========     ========

     The Tranche A Term Loan bears interest, at the option of SDS, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest percentage on the grid was applicable through September 30, 2001. The average interest rate at September 30, 2001 on the Tranche A Term Loan was 7.10%, and the amount outstanding as of September 30, 2001 on the Tranche A Term Loan was $134.8 million. The final principal payment on the Tranche A Term Loan is due November 2005.

     The Tranche B Term Loan bears interest, at the option of SDS, equal to (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% or
(b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. The average interest rate at September 30, 2001 on the Tranche B Term Loan was 8.75% and the amount outstanding as of September 30, 2001 on the Tranche B Term Loan was $148.7 million. The final principal payment on the Tranche B Term Loan is due November 2007.

     The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDS pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging between .375% to .5% depending on certain financial ratios. For the year ended September 30, 2001, the Company paid approximately $0.4 million in commitment fees. The average interest rate at

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

September 30, 2001 on the Revolving Credit Facility was 8.91%, and the amount outstanding as of September 30, 2001 under the Revolving Credit Facility was $51.5 million.

     The SDS Credit Facility contains numerous financial and operating covenants, including, among other things: restrictions on investments; requirements that SDS maintain certain financial ratios and restrictions on the ability of SDS and its subsidiaries to create or permit liens, limit the incurrence of additional indebtedness, or to pay dividends or make other restricted payments. As of September 30, 2001, SDS was in compliance with all such covenants.

     All interest on the historical books under the Apogent Credit Facilities was at floating rates, primarily based on the Eurodollar rates and, as such, exposed the Company to fluctuations in Eurodollar rates. The Company has not historically mitigated that risk through derivative instruments. Under the SDS Credit Facility, the Company is required to have interest rate protection for a minimum of 50% of the of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years. The Company is currently meeting this obligation.

     The SDS Credit Facility is secured by domestic real and personal property assets, and a pledge of capital stock of SDS, Kerr and Ormco, and certain other material domestic and foreign SDS subsidiaries.

     Under the Apogent Credit Facilities, prior to the December 11, 2000 spin-off, borrowings under the term loans were collateralized by the capital stock of Apogent's domestic subsidiaries and by 65% of the stock held by the domestic affiliates in their direct foreign affiliates. The term loans were due in various quarterly installments of principal and interest through July 31, 2004. Furthermore, additional reductions were required to be made from the proceeds of certain other specified borrowings and certain asset sales not in the ordinary course of business.

     Sale/Leaseback: In 1988, the Company completed the sale and leaseback (the "Sale/Leaseback") of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

     The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $.15 million per year, and provide the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

     The Company pays all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by the Company.

     The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. The Company may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Stock Offering: On June 8, 2001, we sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $50.0 million, which were primarily used to repay money borrowed under the Revolving Credit Facility to finance the acquisitions of Hawe Neos Holdings S.A. ("Hawe Neos") and OBF Technologies, Inc. ("OBF").

     Maturities of Long-Term Debt: In connection with the spin-off on December 11, 2000 the Company settled all intercompany loans and advances with Apogent by way of a non-cash dividend of $78.2 million, and paid a cash dividend of $67.9 million to Apogent. Additionally, the Company borrowed $375 million under the SDS Credit Facility.

     Maturities of long-term debt reflect the SDS Credit Facility, Sale/Leaseback, and other long-term debt as of September 30, 2001 as follows:

    FISCAL
    ------
    2002........................................................  $ 25,969
    2003........................................................    30,714
    2004........................................................    35,695
    2005........................................................    40,688
    2006........................................................    64,022
    Thereafter..................................................   150,417
                                                                  --------
                                                                  $347,505
                                                                  ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(8) LEASE COMMITMENTS

     As of September 30, 2001, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

    FISCAL                                                        CAPITAL    OPERATING
    ------                                                        -------    ---------
    2002........................................................    $12       $ 4,512
    2003........................................................      8         3,636
    2004........................................................      8         2,850
    2005........................................................      5         2,200
    2006........................................................     --         1,549
    Thereafter..................................................     --         4,084
                                                                    ---       -------
                                                                    $33       $18,831
                                                                              =======
    Less amounts representing interest..........................      5
                                                                    ---
    Present value of net minimum lease payments.................     28
    Less current portion........................................     10
                                                                    ---
    Long-term obligations under capital leases..................    $18
                                                                    ===

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases was $6,056, $4,904 and $3,794 in 2001, 2000 and 1999, respectively.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  LONG-TERM DEBT

     Credit Facilities: The fair value of the SDS Credit Facility as of September 30, 2001 approximates the carrying amount, as the interest rates are variable and approximate rates that the Company could obtain under similar terms at the balance sheet date.

     The fair value of the Apogent Credit Facilities was determined by estimating the interest rate margins (the premium over the Eurodollar rate) on each of Apogent's allocation of the Tranche A Term Loan Facility, Tranche B Term Loan Facility and the Revolving Credit Facility for companies with credit risk similar to that of SDS. In 2000 the Apogent spread over the Eurodollar rate was 75 basis points for the Tranche A Term Loan Facility and the Revolving Credit Facility and a spread of the Eurodollar rate plus 200 basis points on the Tranche B Term Loan Facility.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Derivatives: The Company had interest rate swaps, a cross currency debt swap and foreign exchange zero cost collars in place at September 30, 2001 (see note 10). The fair values of these instruments were provided by third party broker/bankers. The Company had no derivatives in place at September 30, 2000.

                                                               SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                              ---------------------   ---------------------
                                                              REPORTED   ESTIMATED    REPORTED   ESTIMATED
                                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                              --------   ----------   --------   ----------
Long-term debt (including current portion)..................  $347,505    $347,505    $320,243    $310,074
Derivatives instruments.....................................     8,146       8,146          --          --
                                                              --------    --------    --------    --------
  Total fair value..........................................  $355,651    $355,651    $320,243    $310,074
                                                              ========    ========    ========    ========

     The estimated fair values of the Company's financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

(10) DERIVATIVES

  FOREIGN EXCHANGE CURRENCY RISK MANAGEMENT

     SDS operates internationally; therefore, its earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the Euro, Yen, Swiss franc, Canadian dollar, and the Australian dollar.

     The Company believes it is prudent to minimize the variability caused by foreign currency risk. Management attempts to minimize foreign currency risk by using derivative instruments when prudent. The Company does not use derivative instruments for purposes other than hedging.

     Although the Company has a U.S. dollar functional currency, a substantial portion of its sales, income, and cash flow are derived from foreign currencies. The Company's foreign currency exposure exists primarily in the Euro, Japanese Yen, Canadian dollar, and Australian dollar versus the U.S. dollar. With the acquisition of Hawe Neos. on May 31, 2001, the Company now considers the Swiss franc a currency exposure.

     For fiscal year 2002, the Company's projected total foreign currency exposure is approximately 49.8 million Euros, 915.7 million Japanese Yen, 16.9 million Canadian dollars, 13.7 million Australian dollars, and 11.8 million Swiss franc. The Company has put in place a strategy to manage its Euro and Yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc for fiscal year 2002.

     In August 2001, the Company entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of
40.2 million Euros for fiscal year 2002. In addition, the Company entered into a zero cost collar contract to hedge a total notional amount of 660.0 million Japanese Yen for fiscal year 2002.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     For fiscal year 2001, approximately $0.03 million of loss, net of income tax, representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges have been discontinued.

     Zero cost collar contracts in place as of September 30, 2001 are as follows (in thousands, except rates):

                                                          LOCAL
                         TRADE    EFFECTIVE   MATURITY   CURRENCY   FLOOR RATE     CEILING RATE
CURRENCY                 DATE       DATE        DATE      AMOUNT    PER U.S. $      PER U.S. $
--------                -------   ---------   --------   --------   ----------   ----------------
Euro                    8/29/01   10/29/01    9/27/02      8,100        0.89                 0.92
Euro                    8/29/01   10/29/01    9/27/02     12,000        0.89                 0.92
Euro                    8/29/01   10/29/01    9/26/02      8,100        0.89                 0.92
Euro                    8/29/01   10/29/01    9/26/02     12,000        0.89                 0.92
Yen                     9/25/01   10/29/01    9/26/02    660,000      120.00     113.90 to 109.80

     As of September 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transaction is twelve months.

     During the year ending September 30, 2002, approximately $0.05 million of losses in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange loss as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

     In September 2001, the Company entered into a cross currency debt swap transaction to hedge its net investment in Hawe Neos. The agreement has an effective date of October 16, 2001, and is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. The interest rate to be paid to the Company on the U.S. dollar principal amount of $45 million is a fixed rate of 5.79%, and the interest rate to be paid by the Company on the Swiss franc principal amount of 71.73 million is a fixed rate of 4.40%, with the interest payments due quarterly on both the Swiss franc loan and the U.S. dollar loan.

     For fiscal year 2001, the fair value of the cross currency debt swap transaction gain (net of income tax) included in translation adjustments was $580.

 INTEREST RATE EXPOSURE -- INTEREST RATE RISK MANAGEMENT

     The Company uses variable-rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Under the SDS Credit Facility, the Company is required to have interest rate protection for a minimum of fifty percent of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years.

     To meet this requirement, management has entered into several interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.

     The interest rate swaps change the variable-rate cash flow exposure on the Tranche A Term Loan and Tranche B Term Loan to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The Company does not enter into speculative contracts and continues to assess its exposure to interest rate risk on an ongoing basis.

     For fiscal year ended 2001, the total net cost of converting from floating rate (3-month Libor) to fixed rate from a portion of the interest payments of the debt obligation was $575. Below is a table listing the interest expense exposure detail (in thousands):

                                                                                                                      FISCAL 2001
    LOAN                                             AMOUNT        TERM         TRADE       EFFECTIVE    MATURITY        COST
    ----                                            --------    ----------    ----------    ---------    ---------    -----------
    Kerr B........................................  $ 35,000       4 years    12/22/2000    01/16/01     1/18/2005      $223.3
    Ormco B.......................................    35,000       4 years    12/22/2000    01/16/01     1/18/2005       223.3
    Revolver......................................    10,000       4 years     1/24/2001    02/16/01     2/16/2005        46.4
    Revolver......................................    25,000     1.5 years     2/23/2001    03/15/01     9/15/2002        28.2
    Kerr A........................................    32,586       4 years      1/2/2001    03/30/01     3/31/2005         7.3
    Ormco A.......................................    32,586       4 years      1/2/2001    03/30/01     3/31/2005         7.1
    Ormco B.......................................    35,000    1.25 years     2/23/2001    06/15/01     9/15/2002        39.4
                                                    --------                                                            ------
    Totals........................................  $205,172                                                            $575.0
                                                    ========                                                            ======

     The fair value of interest rate swap agreements designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

     During the year ending September 30, 2002, approximately $3.6 million of losses in accumulated other comprehensive income (loss) related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

     During the year ended September 30, 2001, an approximate $5.4 million loss (net of income tax) was recorded in accumulated other comprehensive income
(loss). Fair value of the interest rate swap agreements as of September 30, 2001 are as follows (in thousands):

                                                                                                                       FAIR VALUE
    LOAN                                              AMOUNT        TERM         TRADE       EFFECTIVE    MATURITY     (PRE-TAX)
    ----                                             --------    ----------    ----------    ---------    ---------    ----------
    Kerr B.........................................  $ 35,000       4 years    12/22/2000    01/16/01     1/18/2005     $2,147.5
    Ormco B........................................    35,000       4 years    12/22/2000    01/16/01     1/18/2005      2,147.5
    Revolver.......................................    10,000       4 years     1/24/2001    02/16/01     2/16/2005        571.6
    Revolver.......................................    25,000     1.5 years     2/23/2001    03/15/01     9/15/2002        555.0
    Kerr A.........................................    32,586       4 years      1/2/2001    03/30/01     3/31/2005      1,463.0
    Ormco A........................................    32,586       4 years      1/2/2001    03/30/01     3/31/2005      1,397.8
    Ormco B........................................    35,000    1.25 years     2/23/2001    06/15/01     9/15/2002        777.7
                                                     --------                                                           --------
    Totals.........................................  $205,172                                                           $9,060.1
                                                     ========                                                           ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(11) EMPLOYEE BENEFIT PLANS

     Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make annual contributions in excess of the minimum required contributions required by applicable regulations in order to avoid any Pension Benefit Guarantee Corporation ("PBGC") variable premium payments. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain Kerr Corporation employees, which are funded as costs are incurred. Eligible employees who reached age 55 prior to January 1, 1996 will become eligible for postretirement health care benefits only if they reach retirement age while working for SDS. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans for Kerr Corporation, a subsidiary of SDS, currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company's contributions were frozen at the levels equal to Kerr Corporation's contributions on December 31, 1988, except where collective bargaining agreements prohibited such a freeze. Employees of SDS are also part of a retirement security pension plan. This plan covers all qualifying active SDS employees as of the date of the spin-off, and employees retiring after the spin-off and their dependents.

     The following assumptions were used in determining the funded status of our defined benefit pension plans:

                                                                  2001     2000
                                                                  -----    -----
    Discount rate...............................................   7.5%     8.0%
    Rate of increase in compensation levels.....................   4.0%     4.0%
    Expected long-term rate of return on assets.................  10.0%    10.0%

     The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement healthcare plans.

                                                                  2001    2000
                                                                  ----    ----
    Discount rate...............................................  7.75%   8.00%
    Average increase in medical costs...........................  5.50%   5.50%

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                               PENSION BENEFITS        OTHER BENEFITS
                                                              -------------------    ------------------
                                                                2001       2000       2001       2000
                                                              --------    -------    -------    -------
Change in benefit obligations:
  Obligations at beginning of year..........................  $ 27,451    $21,238    $ 4,706    $ 4,818
  Service cost..............................................     1,848      1,920        152        138
  Interest cost.............................................     2,134      1,993        359        367
  Actuarial (gain) loss.....................................     5,170      3,020      1,578       (188)
  Benefit payments..........................................      (768)      (740)      (387)      (429)
  Foreign exchange rates....................................       141         20         --         --
                                                              --------    -------    -------    -------
  Obligations at end of year................................  $ 35,976    $27,451    $ 6,408    $ 4,706
Change in fair value of plan assets:
  Fair value of plan assets at beginning of year............  $ 29,625    $23,986    $    --    $    --
  Actual return on plan assets..............................    (4,551)     3,504         --         --
  Employer contributions....................................     1,159      2,845         --         --
  Benefit payments..........................................      (768)      (740)        --         --
  Foreign exchange rates....................................       143         30         --         --
                                                              --------    -------    -------    -------
  Fair value of plan assets at end of year..................  $ 25,608    $29,625    $    --    $    --
Funded status:
  Funded status at end of year..............................  $(10,369)   $ 2,174    $(6,408)   $(4,706)
  Unrecognized transition asset.............................       (56)      (130)        --         --
  Unrecognized prior service cost...........................       676        743         --         --
  Unrecognized (gain) loss..................................    10,209     (2,416)     1,661         83
  Remaining excess of fair value of plan assets over
     projected benefit obligation recognized as a result of
     the 1987 acquisition of Sybron Corporation.............     1,251      1,369         --         --
                                                              --------    -------    -------    -------
Net amount recognized at measurement date...................     1,711      1,740     (4,747)    (4,623)
Employer contribution paid after measurement date...........     1,701        442         --         --
                                                              --------    -------    -------    -------
Net amount recognized at end of year........................  $  3,412    $ 2,182    $(4,747)   $(4,623)
                                                              ========    =======    =======    =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The following table provides the amounts recognized in the Company's consolidated balance sheets:

                                                               PENSION BENEFITS       OTHER BENEFITS
                                                              ------------------    ------------------
                                                               2001       2000       2001       2000
                                                              -------    -------    -------    -------
Prepaid benefit cost........................................  $ 3,998    $ 3,839    $    --    $    --
Accrued benefit liability...................................   (3,618)    (3,468)    (4,747)    (4,623)
Intangible asset............................................       31         --         --         --
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987
  acquisition of Sybron International.......................    1,251      1,369         --         --
Other.......................................................       49         --         --         --
                                                              -------    -------    -------    -------
Net amount recognized at measurement date...................    1,711      1,740     (4,747)    (4,623)
Employer contributions paid after measurement date..........    1,701        442         --         --
                                                              -------    -------    -------    -------
Net amount recognized in other non-current assets or
  (liabilities) at September 30.............................  $ 3,412    $ 2,182    $(4,747)   $(4,623)
                                                              =======    =======    =======    =======

     The following table provides disclosure of the net periodic benefit cost:

                                                                        PENSION BENEFITS              OTHER BENEFITS
                                                                  -----------------------------    --------------------
                                                                   2001       2000       1999      2001    2000    1999
                                                                  -------    -------    -------    ----    ----    ----
    Service cost................................................  $ 1,848    $ 1,920    $ 1,645    $152    $138    $129
    Interest cost...............................................    2,134      1,993      1,707     359     367     274
    Expected return on plan assets..............................   (2,894)    (2,249)    (2,265)     --      --      --
    Amortization of transition asset............................      (71)         4          4      --      --      --
    Amortization of prior service cost..........................       72         31         (6)     --      --      --
    Amortization of net loss....................................      (21)        41         35      --      --      31
                                                                  -------    -------    -------    ----    ----    ----
    Net periodic benefit cost...................................  $ 1,068    $ 1,740    $ 1,120    $511    $505    $434
                                                                  =======    =======    =======    ====    ====    ====

     At September 30, 2001 all plans except the Sybron Canada Pension Plan had benefit obligations in excess of fair value. There were no plans with accumulated benefit obligations in excess of fair value of plan assets at September 30, 2000.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company's contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2001 by approximately $1,156 and $140, respectively. Similarly, a decrease of one percentage point in the per capita cost of health care costs would decrease the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2001 by approximately $919 and $93, respectively.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Because more than 60% of the 2001, 2000 and 1999 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This resulted in a non-cash increase in interest expense of approximately $359, $367, and $274 in 2001, 2000 and 1999, respectively.

     Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Company matching contributions under the plans, net of forfeitures, were approximately $1,467, $1,354 and $1,274 for 2001, 2000 and 1999, respectively.

(12) RESTRUCTURING AND MERGER AND INTEGRATION CHARGES

     In September 2001, the Company recorded a restructuring charge of approximately $2,400 (approximately $1,500 after tax) representing severance and termination costs for approximately 63 employees (primarily at the San Diego, California facility) as a result of the 2001 restructuring plan. The restructuring charge was classified as components of cost of sales (approximately $1,300 relating to manufacturing severance and exited capital), and other expenses (approximately $1,100).

     Restructuring activity relating to the September 30, 2001 restructure charge and its components are as follows:

                                                   LEASE      SHUT-     INVENTORY   FIXED            CONTRACTUAL
                                      SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS    TAX    OBLIGATIONS
                                         (A)        (B)      COSTS(B)      (C)       (C)      (D)        (E)       OTHER   TOTAL
                                      ---------   --------   --------   ---------   ------   -----   -----------   -----   ------
2001 Restructuring Charge...........   $1,050      $   --     $   --     $   --      $250    $  --      $775       $325    $2,400
2001 Non-Cash Charges...............       --          --         --         --       250       --       100        300       650
                                       ------      ------     ------     ------      ----    -----      ----       ----    ------
September 30, 2001 balance..........   $1,050      $   --     $   --     $   --      $ --    $  --      $675       $ 25    $1,750
                                       ======      ======     ======     ======      ====    =====      ====       ====    ======

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

     Restructuring activity relating to the September 30, 2000 restructure charge and its components are as follows:

                                                   LEASE      SHUT-     INVENTORY   FIXED            CONTRACTUAL
                                      SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS    TAX    OBLIGATIONS
                                         (A)        (B)      COSTS(B)      (C)       (C)      (D)        (E)       OTHER   TOTAL
                                      ---------   --------   --------   ---------   ------   -----   -----------   -----   ------
2000 Restructuring Charge...........   $1,300      $   --     $   --     $7,600      $200    $  --      $100       $100    $9,300
2000 Non-Cash Charges...............       --          --         --      7,600       200       --        --         --     7,800
                                       ------      ------     ------     ------      ----    -----      ----       ----    ------
September 30, 2000 balance..........    1,300          --         --         --        --       --       100        100     1,500
2001 Cash Payments..................    1,175          --         --         --        --       --        75        100     1,350
                                       ------      ------     ------     ------      ----    -----      ----       ----    ------
September 30, 2001 balance..........   $  125      $   --     $   --     $   --      $ --    $  --      $ 25       $ --    $  150
                                       ======      ======     ======     ======      ====    =====      ====       ====    ======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

     Restructuring activity relating to the June 30, 1998 restructure charge and its components are as follows:

                                                  LEASE      SHUT-     INVENTORY   FIXED           CONTRACTUAL
                                     SEVERANCE   PAYMENTS     DOWN     WRITE-OFF   ASSETS   TAX    OBLIGATIONS
                                        (A)        (B)      COSTS(B)      (C)       (C)     (D)        (E)       OTHER     TOTAL
                                     ---------   --------   --------   ---------   ------   ----   -----------   ------   -------
1998 Restructuring charge..........   $4,300       $300       $400      $4,600     $1,300   $700      $900       $2,100   $14,600
1998 Cash Payments.................    1,800         --        100          --         --     --       300        1,400     3,600
1998 Non-Cash Charges..............       --         --         --       4,600      1,300     --        --           --     5,900
                                      ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 1998 balance.........    2,500        300        300          --         --    700       600          700     5,100
1999 Cash Payments.................    1,300        300        300          --         --     --       300          400     2,600
Adjustments(a).....................    1,200         --         --          --         --     --        --           --     1,200
                                      ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 1999 balance.........       --         --         --          --         --    700       300          300     1,300
2000 Cash Payments.................                                                                    300          100       400
                                      ------       ----       ----      ------     ------   ----      ----       ------   -------
September 30, 2000 and September
  30, 2001 balances................   $   --       $ --       $ --      $   --     $   --   $700      $ --       $  200   $   900
                                      ======       ====       ====      ======     ======   ====      ====       ======   =======

---------------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel) related to the June 1998 restructuring plan. As of September 30, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The September 2000 restructuring charge represents severance and termination costs for approximately 65 terminated employees (primarily at the Metrex, Parker, Colorado facility) as a result of the 2000 restructuring plan. As of September 30, 2001 all terminations were completed under the 2000 restructure plan. The September 2001 restructuring charge represents severance and termination costs for approximately 63 employees to be terminated at the Ormco San Diego facility as a result of the September 2001 restructuring plan.

(b) Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e) Amount represents certain terminated contractual obligations.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(13) STOCK-BASED COMPENSATION

     In connection with the spin-off, officers and employees were allowed to exchange their Apogent stock options for SDS stock options having an aggregate intrinsic value (the spread between the market value and exercise price of the option shares) equal to the aggregate intrinsic value of the Apogent stock options exchanged immediately prior to the spin-off and an exercise price that maintained the ratio of the exercise price per share to the market value per share of the Apogent stock options exchanged immediately prior to the spin-off. For these SDS stock options, the exercise price and the number of shares of SDS common stock subject to each option were determined by adjusting the exercise price and the number of shares subject to the corresponding Apogent stock option exchanged under an adjustment formula, designed to preserve the aggregate intrinsic value and exercise price to market value relationship referred to above, based on the relationship between the trading prices on the New York Stock Exchange of Apogent common stock and SDS common stock trading on a "when issued" basis, during the period of "when issued" trading ending on the date of the spin-off. Other than the adjustment of the exercise price and the number of shares subject to each option, the terms of the SDS stock options received in exchange for Apogent stock options are the same as the terms of the Apogent stock options for which they were exchanged. The SDS stock options issued in exchange for Apogent stock options were issued under SDS's 2000 Long-Term Incentive Plan.

     Under SDS's 2000 Long-Term Incentive Plan (the "2000 Stock Plan"), incentive stock options and nonqualified stock options may be granted to any full-time, non-union employee of SDS or any of its subsidiaries, including any employee who is a member of the Board of Directors, but excluding any director who is not an employee of SDS or any of its subsidiaries. Subject to the terms and provisions of the plan, options may be granted to eligible employees selected by the compensation committee of the Board of Directors, which administers the plan. The committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the options. The exercise price of an option granted under the plan is determined by the committee, but may not be less than 100% of the fair market value of the underlying SDS common stock on the date of grant.

     The total number of shares of SDS common stock authorized for issuance under the 2000 Stock Plan is 5,450,000. Shares available for an award under the 2000 Stock Plan may be either authorized but unissued or reacquired shares. If any award is canceled, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the plan, subject to such requirements as may be promulgated by the compensation committee. The number of options that may be awarded to any employee during any fiscal year is limited to 1,000,000.

     On September 25, 2001, SDS established the Sybron Dental Specialties, Inc. 2001 Long-Term Incentive Plan (the "2001 Stock Plan"). The 2001 Stock Plan permits the granting of nonqualified stock options to any full-time, non-union employee of SDS or any of its subsidiaries, excluding officers or directors of SDS. Subject to the terms and provisions of the 2001 Stock Plan, options may be granted to eligible employees selected by the compensation committee of the Board of Directors, which administers the 2001 Stock Plan. The committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the options. The exercise price of an option granted under the 2001 Stock Plan is determined by the committee, but may not be less than 100% of the fair market value of the underlying SDS common stock on the date of grant.

     The total number of shares of SDS common stock authorized for issuance under the 2001 Stock Plan is 1,000,000. Shares available for an award under the 2001 Stock Plan may be either authorized but unissued or reacquired shares. If any award is canceled, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the 2001 Stock Plan, subject to such requirements as may be promulgated by the compensation committee.

     Options granted under the 2000 Stock Plan and the 2001 Stock Plan are exercisable up to ten years from date of grant. Stock options vest under the plans subject to the restrictions and conditions that the compensation committee approves. Typically the vesting schedule is 25% per year based on the

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES date of grant. The Apogent options that were exchanged under the 2000 Stock Plan maintained their original vesting schedule, which typically also vest at 25% per year based on the date of grant.

     The 2000 Outside Directors' Stock Option Plan (the "Directors' Plan") is administered by the compensation committee of the Board of Directors. A maximum of 300,000 shares of SDS common stock may be issued pursuant to the exercise of nonqualified stock options granted under the Directors' Plan. Shares subject to and not issued under an option which expires, terminates or is canceled for any reason shall again become available for the granting of options under the Directors' Plan. These options are exercisable up to ten years from date of grant and vest on the date of grant.

     The granting of options is automatic under the Directors' Plan. Upon the first meeting of the Board of Directors following the annual meeting of stockholders in 2001 through 2005, each person then serving SDS as a member of the Board of Directors who is not a full-time employee of SDS or its subsidiaries shall automatically be granted an option to purchase 10,000 shares of SDS common stock (subject to appropriate adjustment for stock splits and other changes affecting the common stock). If there is not a sufficient number of remaining available shares under the Directors' Plan to grant each outside director an option to purchase the number of shares specified, each outside director shall receive an option to purchase an equal number of the remaining available shares, determined by dividing the remaining available shares by the number of outside directors. The exercise price at which share may be purchased under each option shall be 100% of the fair market value of SDS common stock on the date the option is granted.

     At September 30, 2001, 1,421,264 shares of common stock were reserved for future stock option grants under the above plans.

     The following is a summary of the stock option activity since December 11, 2000 (spin-off):

                                                                  NUMBER OF   WEIGHTED AVERAGE
                                                                   OPTIONS     EXERCISE PRICE
                                                                  ---------   ----------------
    Outstanding at the beginning of the year....................         --       $    --
    Conversions of Apogent options..............................  2,329,593         12.33
    Granted.....................................................  3,057,617         15.57
    Exercised...................................................   (132,809)        (9.66)
    Canceled....................................................    (58,474)       (14.59)
                                                                  ---------       -------
    Options outstanding at end of year..........................  5,195,927       $ 14.28
    Options exercisable at end of year..........................  1,559,109       $ 12.16
                                                                  ---------       -------
    Weighted average fair value of options granted during the
      year......................................................                  $  5.11

     If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                                    2001
                                                                   -------
    As reported.................................................   $39,149
    Pro forma net income:.......................................   $37,361
    Basic pro forma earnings per share:.........................   $  1.04
    Diluted pro forma earnings per share:.......................   $  1.01

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off are amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years. For fiscal years ended prior to September 30, 2001, the pro forma net income would be the same as the actual income reported, as there were no SDS options in existence prior to the spin-off.

     The fair value of options granted during 2001 was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate based on an average 4-year United States treasury note yield at the date of grant (5.17% average rate), an expected life of 4 years, stock price volatility of 31.32% and no dividend yield.

     The following table summarizes information regarding options outstanding and options exercisable at September 30, 2001:

                                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                         ----------------------------------------------------    --------------------------------
                                                              WEIGHTED-
                                         OUTSTANDING AT        AVERAGE           WEIGHTED-       EXERCISABLE AT      WEIGHTED-
                                         SEPTEMBER 30,        REMAINING           AVERAGE        SEPTEMBER 30,        AVERAGE
    RANGE OF EXERCISE PRICES                  2001         CONTRACTUAL LIFE    EXERCISE PRICE         2001         EXERCISE PRICE
    ------------------------             --------------    ----------------    --------------    --------------    --------------
      $1.94 to $3.88...................       17,033             1.3               $ 3.60             17,033           $ 3.60
      $3.88 to $5.82...................      187,857             3.1               $ 4.86            187,857           $ 4.86
      $5.82 to $7.76...................       72,805             4.3               $ 6.54             72,805           $ 6.54
      $7.76 to $9.70...................      121,818             5.2               $ 8.54            121,818           $ 8.54
    $11.64 to $13.58...................      337,971             7.7               $13.16            126,502           $13.29
    $13.58 to $15.52...................    4,315,982             8.4               $14.98            973,094           $14.00
    $17.46 to $19.40...................      142,461             9.7               $18.37             60,000           $19.40
                                           ---------             ---               ------          ---------           ------
                                           5,195,927             8.0               $14.28          1,559,109           $12.16
                                           =========                                               =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(14) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share:

    IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)                        2001      2000      1999
    ---------------------------------------                       -------   -------   -------
    Numerator:
      Income before extraordinary item..........................  $39,647   $41,597   $47,294
      Extraordinary item........................................     (498)       --        --
                                                                  -------   -------   -------
    Numerator for basic and diluted net income per common
      share -- net income.......................................  $39,149   $41,597   $47,294
    Denominator:
    Weighted average common shares outstanding -- basic.........   35,995    35,109    35,109
    Effect of dilutive securities:
    Employee stock options......................................    1,084        --        --
    Dilutive potential common shares............................    1,084        --        --
    Denominator for diluted net income per common share.........   37,079        --        --
    Basic net income per common share:
      Income from operations before extraordinary item..........  $  1.10   $  1.18   $  1.35
      Extraordinary item........................................    (0.01)       --        --
                                                                  -------   -------   -------
    Basic net income per common share...........................  $  1.09   $  1.18   $  1.35
                                                                  =======   =======   =======
    Diluted net income per common share:
      Income from operations before extraordinary item..........  $  1.07
      Extraordinary item........................................    (0.01)
                                                                  -------
    Diluted net income per common share.........................  $  1.06
                                                                  =======

     Earnings per share data for the years ended September 30, 2000 and 1999 is computed based on the 35,108,649 shares outstanding at December 11, 2000, the date of the spin-off, as the outstanding average number of shares for each year. This number of shares is presumed to be outstanding for each fiscal year ended 2000 and 1999. Diluted earnings per share for the years ended September 30, 2000 and 1999 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

     Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were four thousand in 2001 because they were antidilutive.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(15) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, including products liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. The Company believes that any liabilities which might reasonably be expected to result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company, even if it is unable to recover amounts that it expects to recover with respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

(16) ACQUISITIONS

     The Company has completed nine acquisitions and one merger since the beginning of 1999. The acquired companies are all engaged in businesses related to the Company (see note 19 for a description of business segments).

2001

 ACQUISITIONS

     During 2001, the Company completed four acquisitions for cash, all of which were accounted for as purchase business combinations. The aggregate purchase price of the acquisitions (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $51,498. The results of these acquisitions are included in the Company's results of operations as of the date they were acquired. The total goodwill and intangibles for these acquired companies was approximately $37,409 and are being amortized over 5 to 30 years. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

                                                                                              OPERATING     TOTAL       TYPE OF
    BUSINESS SEGMENT                                                  DATE          SALES      INCOME      ASSETS     ACQUISITION
    ----------------                                              -------------    -------    ---------    -------    -----------
    Company Acquired

    PROFESSIONAL DENTAL:
      Hawe Neos Holdings S.A....................................  May 2001         $16,800       N/A       $23,431       Stock
      Special Metals Corporation................................  December 2000    $ 5,400       N/A       $ 1,042       Asset

    ORTHODONTICS:
      Optident, Ltd.............................................  December 2000    $ 1,900       N/A           N/A       Asset

    INFECTION CONTROL:
      OBF Technologies, Inc.....................................  June 2001        $ 3,000       N/A       $   482       Asset

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

2000

 ACQUISITIONS

     During 2000, the Company completed three acquisitions for cash, all of which were accounted for as purchase business combinations. The aggregate purchase price of the acquisitions (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $16,800. The results of these acquisitions were included in the Company's results of operations as of the date they were acquired. The total goodwill and intangibles for these acquired companies was approximately $15,800 and will be amortized over 5 to 20 years. The following unaudited table outlines the sales, operating income and total assets for the most recent available twelve-month period prior to each cash acquisition.

                                                                                             OPERATING    TOTAL       TYPE OF
    BUSINESS SEGMENT                                                  DATE         SALES      INCOME      ASSETS    ACQUISITION
    ----------------                                              -------------    ------    ---------    ------    -----------
    Company Acquired

    PROFESSIONAL DENTAL:
      Safe-Wave, Inc............................................  February 2000    $4,046       $869      $1,269       Stock

    ORTHODONTICS:
      Pro Positioners, Inc......................................  December 1999    $5,405       $529      $2,338       Stock
      LPI Ormco.................................................  October 1999     $  300       N/A          N/A       Asset

1999

 ACQUISITIONS

     During 1999, the Company completed two acquisitions for cash. In addition, the Company completed one transaction for stock (the "Pinnacle Merger"). The aggregate cash price of the acquisitions (none of which individually or aggregated was significant) was approximately $10,600. The Company may be subject to future purchase price adjustments based upon an earnout provision under one of the purchase and sale agreements. Such earnout provision has a maximum future payout of approximately $1,000. The earnout provision is subject to the achievement of certain financial goals and is not contingent upon employment. The earnout, if achieved, is payable through 2002 and are accounted for as additional goodwill. Earnout payments of approximately $1,000, $1,000, and $4,900 were made in 2001, 2000, and 1999, respectively. All cash acquisitions were accounted for as purchase business combinations. The results of the cash acquisitions were included in the Company's results of operations as of the date they were acquired. The Pinnacle Merger, a merger between Pinnacle Products of Wisconsin, Inc. ("Pinnacle") and a subsidiary of Apogent formed for that purpose, was accounted for as a pooling of interests. Results from Pinnacle are included from the first day of the first reporting periods. The following table outlines sales and operating income for the most recent date prior to the acquisition, and total assets at the most recent available date prior to acquisition, for each of the acquired

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES companies. The type of acquisition refers to whether the Company purchased assets or the stock of the acquired companies. The total goodwill for the acquired companies including earnout payments for prior years' acquisitions was $14,200.

                                                                                         OPERATING    TOTAL       TYPE OF
    BUSINESS SEGMENT                                                DATE       SALES      INCOME      ASSETS    ACQUISITION
    ----------------                                              ---------    ------    ---------    ------    -----------
    Company Acquired

    ORTHODONTICS:
      Endo Direct Ltd...........................................  July 1999    $  338     $    8      $  395       Stock

    INFECTION CONTROL PRODUCTS:
      Alden Scientific, Inc. and Gulfstream Medical, Inc........  July 1999    $3,519     $1,569      $1,058       Asset

     The following unaudited pro forma financial information presents the consolidated results of the operations of the Company and the purchased businesses referred to above as if the 2001 and 2000 acquisitions had occurred as of the beginning of 2000, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisitions and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired companies constituted a single entity during such periods.

                                                                   YEAR ENDED       YEAR ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2001             2000
                                                                  -------------    -------------
    Net sales...................................................    $456,869         $444,305
    Net income..................................................    $ 40,535         $ 43,419
    Earnings per share -- basic.................................    $   1.13         $   1.24
    Earnings per share -- fully diluted.........................    $   1.09

(17) STOCKHOLDERS' EQUITY

     Stock Offering: On June 8, 2001, the Company sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $50.0 million, which were primarily used to repay funds borrowed to finance the acquisitions of Hawe Neos and OBF.

     Shareholder Rights Plan: On December 8, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company outstanding upon consummation of the spin-off on December 11, 2000, or issued thereafter. Each Right initially will entitle stockholders to buy one one-hundredth of a share of a series of preferred stock for sixty-five dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES become exercisable and will expire on December 11, 2010, unless earlier redeemed by the Company for $.01 each, or exchanged by the Company as provided in the Rights Agreement.

  OTHER COMPREHENSIVE INCOME (LOSS)

                                                  2001                           2000                            1999
                                      ----------------------------   -----------------------------   ----------------------------
                                      PRE-TAX   TAX EXP.     NET     PRE-TAX    TAX EXP.     NET     PRE-TAX   TAX EXP.     NET
YEARS ENDED SEPTEMBER 30,             AMOUNT    (CREDIT)   AMOUNT     AMOUNT    (CREDIT)   AMOUNT    AMOUNT    (CREDIT)   AMOUNT
-------------------------             -------   --------   -------   --------   --------   -------   -------   --------   -------
Foreign currency translation
  adjustments.......................  $ 5,405   $ 2,167    $ 3,238   $(11,948)  $(4,839)   $(7,109)  $(4,322)  $(1,707)   $(2,615)
Unrealized loss on derivative
  instruments.......................   (9,108)   (3,643)    (5,465)        --        --         --     2,778     1,097      1,681
                                      -------   -------    -------   --------   -------    -------   -------   -------    -------
Other comprehensive income (loss)
  from continuing operations........  $(3,703)  $(1,476)   $(2,227)  $(11,948)  $(4,839)   $(7,109)  $(1,544)  $  (610)   $  (934)
                                      =======   =======    =======   ========   =======    =======   =======   =======    =======

(18) TRANSACTIONS WITH APOGENT

     Cash management and advances: Prior to the spin-off, Apogent managed the cash not considered necessary for current operating requirements of its subsidiaries, including the operations of SDS. Cash collected from and cash payments to the operations of SDS were collected or funded from a centralized treasury operation and were either credited or charged to SDS in the normal course of business. Advances to and collections from SDS were indirectly charged or credited with interest as such advances to or collections from SDS were applied to borrowings or repayments under the Credit Facilities. On an annual basis and on the date of spin-off, outstanding balances were cleared via an intercompany dividend to or capital contribution from Apogent.

     Dividends paid to and capital contributions from Apogent: On December 11, 2000, Apogent completed the spin-off of SDS. Just prior to the spin-off, SDM paid Apogent a cash dividend of $67.9 million representing the difference between $375 million and the actual allocation of Apogent bank debt to SDM as of the spin-off, and SDM settled all intercompany loans and advances made to Apogent by SDM by way of a non-cash dividend to Apogent of $78.2 million, resulting in the settlement of the intercompany operating account. In addition, SDS paid $307.1 million to Chase Manhattan Bank to satisfy the obligations attributable to it under the Apogent Credit Facilities.

     To accomplish the above transactions, on December 11, 2000, the date of the spin-off, SDS borrowed approximately $375 million under the SDS Credit Facility. All of this caused more indebtedness to be placed on the Company's books than historically had been allocated from Apogent. See consolidated statements of changes in stockholders' equity.

     Apogent Credit Facilities: Apogent historically recorded a portion of its outstanding debt (and associated interest expense) under its Credit Facilities to certain of its subsidiaries, including the operations of SDS. SDS's historical debt outstanding under the Credit Facilities at September 30, 2000 was $311,772 and SDS's historical interest expense was $24,443 in 2000. As part of the spin-off, the Company entered into the SDS Credit Facility (see note 7) and the Apogent Credit Facilities were paid off.

     Apogent Charges: Apogent performed certain functions for the Company (legal, tax, treasury, consolidation accounting, financial reporting and insurance) and therefore charged its corporate office, general and administrative expenses to its subsidiaries. SDS's share of such costs amounted to $730, $2,979 and $4,228 in 2001, 2000 and 1999, respectively. Services performed at the corporate office generally benefited the domestic operations, and

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES therefore Apogent corporate office, general and administrative expenses were generally charged based on SDS's domestic revenues as a percentage of total Apogent domestic revenues. Because general and administrative expenses at Apogent generally benefited domestic operations, Apogent considered this method to be a reasonable basis for allocation.

     Intercompany Loans with Apogent: The loan due from Apogent at September 30, 2000 was as follows:

                                                                  AMOUNT    RATE    MATURITY
                                                                  ------    ----    ---------
    2000:
    Sybron Holdings A/S.........................................  $1,773    5.50%   On Demand

     This amount is included in loans to Apogent on the accompanying 2000 consolidated balance sheet. As a result of the spin-off there were no outstanding loans with Apogent as of September 30, 2001.

(19) SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in 1999 and has restated the previously reported annual segment operating results to conform to the Statement's management approach and to reflect the Pinnacle Merger.

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Information on these business segments is summarized as follows:

                                                                                            INFECTION
                                                              PROFESSIONAL                   CONTROL                    TOTAL
                                                                 DENTAL      ORTHODONTICS   PRODUCTS    ELIMINATIONS     SDS
                                                              ------------   ------------   ---------   ------------   --------
2001
Revenues:
  External customer.........................................    $230,785       $178,583      $30,179      $    --      $439,547
  Intersegment..............................................       1,999          7,345           15       (9,359)           --
                                                                --------       --------      -------      -------      --------
       Total revenues.......................................    $232,784       $185,928      $30,194      $(9,359)     $439,547
                                                                ========       ========      =======      =======      ========
Gross profit................................................     129,870        106,070       15,976           --       251,916
Selling, general and admin..................................      69,432         67,225       13,178           --       149,835
Operating income............................................      60,438         38,845        2,798           --       102,081
Depreciation and amortization...............................       9,398          7,464        2,117           --        18,979
Interest expense............................................      17,739         15,719           --           --        33,458
Segment assets..............................................     325,170        174,930       48,948           --       549,048
Expenditures for property, plant and equipment..............       4,836          4,626        4,954           --        14,416
2000
Revenues:
  External customer.........................................    $214,888       $180,479      $27,773      $    --      $423,140
  Intersegment..............................................       1,049          5,774           41       (6,864)           --
                                                                --------       --------      -------      -------      --------
       Total revenues.......................................    $215,937       $186,253      $27,814      $(6,864)     $423,140
                                                                ========       ========      =======      =======      ========
Gross profit................................................     121,965        105,286       12,061           --       239,312
Selling, general and admin..................................      65,894         66,741       11,630           --       144,265
Operating income............................................      56,071         38,545          431           --        95,047
Depreciation and amortization...............................       7,943          8,496        2,085           --        18,524
Interest income -- Apogent..................................         682            170           --           --           852
Interest expense............................................      17,071          8,828           --           --        25,899
Segment assets..............................................     250,020        231,997       63,560           --       545,577
Expenditures for property, plant and equipment..............       6,412          5,038          518           --        11,968

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                            INFECTION
                                                              PROFESSIONAL                   CONTROL                    TOTAL
                                                                 DENTAL      ORTHODONTICS   PRODUCTS    ELIMINATIONS     SDS
                                                              ------------   ------------   ---------   ------------   --------
1999
Revenues:
  External customer.........................................    $193,757       $172,055      $26,437      $    --      $392,349
  Intersegment..............................................         592          3,967           --       (4,559)           --
                                                                --------       --------      -------      -------      --------
       Total revenues.......................................    $194,349       $176,022      $26,437      $(4,559)     $392,349
                                                                ========       ========      =======      =======      ========
Gross profit................................................     107,781        107,602       14,293           --       229,676
Selling, general and admin..................................      64,223         60,481       10,666           --       135,370
Operating income............................................      43,558         47,121        3,627           --        94,306
Depreciation and amortization...............................       8,499          7,656        1,311           --        17,466
Interest income -- Apogent..................................         144          1,007           --           --         1,151
Interest expense............................................      12,032          5,041            1           --        17,074
Segment assets..............................................     229,670        222,204       63,440           --       515,314
Expenditures for property, plant and equipment..............       6,571          6,116          333           --        13,020

     No customer accounted for more than 10% of net sales for the three reported periods.

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                                    2001        2000        1999
                                                                  --------    --------    --------
    Net Sales:
    United States:
      Customers.................................................  $268,693    $257,131    $229,177
      Inter-geographic..........................................    25,027      17,399      14,527
                                                                  --------    --------    --------
                                                                   293,720     274,530     243,704
                                                                  --------    --------    --------
    Europe:
      Customers.................................................    87,371      83,935      87,265
      Inter-geographic..........................................    46,088      44,802      42,497
                                                                  --------    --------    --------
                                                                   133,459     128,737     129,762
                                                                  --------    --------    --------

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                    2001        2000        1999
                                                                  --------    --------    --------
    All other areas:
      Customers.................................................    83,483      82,074      75,807
      Inter-geographic..........................................    13,872      12,607      11,966
                                                                  --------    --------    --------
                                                                    97,355      94,681      87,773
    Inter-geographic sales......................................   (84,987)    (74,808)    (68,990)
                                                                  --------    --------    --------
           Total net sales......................................  $439,547    $423,140    $392,249
                                                                  ========    ========    ========
    Net property, plant and equipment:
      United States.............................................  $ 35,434    $ 35,203    $ 38,628
      Europe....................................................    17,577       3,297       3,763
      All other areas...........................................    15,908      16,826      15,097
                                                                  --------    --------    --------
           Total net property, plant and equipment..............  $ 68,919    $ 55,326    $ 57,488
                                                                  ========    ========    ========

(20) QUARTERLY FINANCIAL INFORMATION

                                                               FIRST      SECOND        THIRD        FOURTH
                                                              QUARTER    QUARTER       QUARTER      QUARTER     TOTAL YEAR
                                                              -------    --------    -----------    --------    ----------
                                                                                     (UNAUDITED)      (B)
2001
Net sales(a)................................................  $98,458    $112,843     $107,257      $120,989     $439,547
                                                              =======    ========     ========      ========     ========
Gross profit................................................  $55,933    $ 64,023     $ 61,928      $ 70,032     $251,916
                                                              =======    ========     ========      ========     ========
Extraordinary item, net of tax..............................  $  (498)   $     --     $     --      $     --     $   (498)
                                                              =======    ========     ========      ========     ========
Net income..................................................  $ 7,179    $ 11,165     $  9,646      $ 11,159     $ 39,149
                                                              =======    ========     ========      ========     ========
Basic earnings per share....................................  $  0.22    $   0.32     $   0.27      $   0.29     $   1.09
                                                              =======    ========     ========      ========     ========
Diluted earnings per share..................................  $  0.20    $   0.31     $   0.26      $   0.28     $   1.06
                                                              =======    ========     ========      ========     ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                               FIRST      SECOND        THIRD        FOURTH
                                                              QUARTER    QUARTER       QUARTER      QUARTER     TOTAL YEAR
                                                              -------    --------    -----------    --------    ----------
                                                                                     (UNAUDITED)      (B)
2000
Net sales(a)................................................  $94,303    $109,450     $106,252      $113,135     $423,140
                                                              =======    ========     ========      ========     ========
Gross profit................................................  $55,036    $ 64,844     $ 61,907      $ 57,525     $239,312
                                                              =======    ========     ========      ========     ========
Net income..................................................  $ 9,963    $ 13,635     $ 11,275      $  6,724     $ 41,597
                                                              =======    ========     ========      ========     ========
Basic earnings per share(c).................................  $  0.28    $   0.39     $   0.32      $   0.19     $   1.18
                                                              =======    ========     ========      ========     ========

---------------

(a) Net sales have been adjusted to include the reclassification of shipping and handling fees from selling, general and administrative expenses for each quarter in 2001 and 2000.

(b) Restructuring charges were recorded in the amount of $2,379 and $9,326 in the fourth quarter of 2001 and 2000, respectively.

(c) Earnings per share data for quarters in the fiscal year ended September 30, 2000 were calculated using the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for quarters in the fiscal year ended September 30, 2000 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

(21) EXTRAORDINARY ITEM

     Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to SDS and treated as an extraordinary item in the 2001 consolidated statement of income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 8, 2002 (the "2002 Annual Meeting Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2002 Annual Meeting Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2002 Annual Meeting Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2002 Annual Meeting Proxy Statement under the captions "Election of Directors" or "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron Dental Specialties, Inc. and its subsidiaries filed under Item 8:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    42
Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................    43
Consolidated Statements of Income for the years ended
  September 30, 2001, 2000 and 1999.........................    45
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended September 30,
  2001, 2000 and 1999.......................................    47
Consolidated Statements of Cash Flows for the years ended
  September 30, 2001, 2000 and 1999.........................    49
Notes to Consolidated Financial Statements..................    51

     2. Financial Statement Schedules.

     The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     Schedules other than those listed above are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

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

     December 21, 2001

                                              SYBRON DENTAL SPECIALTIES, INC.

                                              By:/s/ FLOYD W. PICKRELL, JR.
                                               ---------------------------------
                                                    Floyd W. Pickrell, Jr.,
                                                 President and Chief Executive
                                                             Officer

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

           SIGNATURE                                         TITLE                                   DATE
           ---------                                         -----                                   ----
Principal Executive Officer:

   /s/ FLOYD W. PICKRELL, JR.     President and Chief                                          December 21, 2001
--------------------------------  Executive Officer
     Floyd W. Pickrell, Jr.

Principal Financial Officer and
Principal Accounting Officer:

     /s/ GREGORY D. WALLER        Vice President -- Finance, Chief                             December 21, 2001
--------------------------------  Financial Officer and Treasurer
       Gregory D. Waller

All of the members of the
Board of Directors:

        DENNIS B. BROWN*
--------------------------------
        Dennis B. Brown

        DONALD N. ECKER*
--------------------------------
        Donald N. Ecker

       ROBERT W. KLEMME*
--------------------------------
        Robert W. Klemme

        JAMES R. PARKS*
--------------------------------
         James R. Parks

           SIGNATURE                                         TITLE                                   DATE
           ---------                                         -----                                   ----

    FLOYD W. PICKRELL, JR.*
--------------------------------
     Floyd W. Pickrell, Jr.

      WILLIAM E.B. SIART*
--------------------------------
       William E.B. Siart

       KENNETH F. YONTZ*
--------------------------------
        Kenneth F. Yontz

   *By: /s/ GREGORY D. WALLER                                                                  December 21, 2001
--------------------------------
       Gregory D. Waller

  Attorney and Agent for each
      member of the Board of
    Directors of Sybron Dental
  Specialties, Inc. under Powers
  of Attorney dated December 7,
               2001

The Board of Directors and Stockholders
Sybron Dental Specialties, Inc.:

     On November 19, 2001, we reported on the consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        /s/ KPMG LLP
                                                --------------------------------
                                                            KPMG LLP

Orange County, California
November 19, 2001

                                                                     SCHEDULE II

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                   ADDITIONS
                                                                            ------------------------
                                                              BALANCE AT    CHARGED TO    CHARGED TO
                                                              BEGINNING      COST AND       OTHER                     BALANCE AT
DESCRIPTION                                                    OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS    END OF YEAR
-----------                                                   ----------    ----------    ----------    ----------    -----------
                                                                                        (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 2001
Deducted from asset accounts:
  Allowance for doubtful receivables........................    $2,056       $ 1,259         $381(d)      $2,039(a)     $1,657
                                                                ======       =======         ====         ======        ======
  Inventory reserves........................................    $4,347       $ 1,442         $578(d)      $4,823(b)     $1,544
                                                                ======       =======         ====         ======        ======
Legal reserves..............................................    $  224       $ 1,023         $ --         $  584(c)     $  663
                                                                ======       =======         ====         ======        ======
Restructuring reserve.......................................    $2,403       $ 2,379         $ --         $2,007(e)     $2,775
                                                                ======       =======         ====         ======        ======
YEAR ENDED SEPTEMBER 30, 2000
Deducted from asset accounts:
  Allowance for doubtful receivables........................    $2,578       $   936         $ 16(d)      $1,474(a)     $2,056
                                                                ======       =======         ====         ======        ======
  Inventory reserves........................................    $3,211       $ 2,642         $ --         $1,506(b)     $4,347
                                                                ======       =======         ====         ======        ======
Legal reserves..............................................    $  284       $   106         $ --         $  166(c)     $  224
                                                                ======       =======         ====         ======        ======
Restructuring reserve.......................................    $1,345       $ 9,328         $ --         $8,270(g)     $2,403
                                                                ======       =======         ====         ======        ======
YEAR ENDED SEPTEMBER 30, 1999
Deducted from asset accounts:
  Allowance for doubtful receivables........................    $3,614       $   819         $313(d)      $2,168(a)     $2,578
                                                                ======       =======         ====         ======        ======
  Inventory reserves........................................    $4,424       $ 5,317         $ --         $6,530(b)     $3,211
                                                                ======       =======         ====         ======        ======
Legal reserves..............................................    $  546       $  (109)        $ --         $  153(c)     $  284
                                                                ======       =======         ====         ======        ======
Restructuring reserve.......................................    $5,037       $(1,177)        $ --         $2,515(f)     $1,345
                                                                ======       =======         ====         ======        ======

---------------

Note: Above additions and deductions include the effects of foreign currency rate changes.

(a) Non-collectable accounts written off, net of recoveries.

(b) Inventory written off.

(c) Net disbursements.

(d) Reserves of acquired businesses.

(e) Net disbursements include the write-off $250 for fixed assets.

(f) Net disbursement including an adjustment of $1,200 for unused severance.

(g) Net disbursements, including write-off of $7,600 and $200 for inventory and fixed assets, respectively.

                        SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-16057)

                                 EXHIBIT INDEX
                                       TO
                        2001 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                        INCORPORATED HEREIN                FILED
NUMBER                       DESCRIPTION                         BY REFERENCE TO                 HEREWITH
-------                      -----------                       -------------------               --------
   2.1    Contribution Agreement, Plan and Agreement of        Exhibit 2.1 to the
          Reorganization and Distribution, dated as of         Registrant's Form
          November 28, 2000, between Sybron International      10-K for the fiscal
          Corporation ("Sybron International"), the            year ended September
          Registrant and Sybron Dental Management, Inc.        30, 2000 (the "2000
          (excluding the forms of the ancillary agreements     10-K")
          attached thereto as exhibits, definitive copies of
          which are filed as Exhibits 2.2 through 2.8 below)
   2.2    General Assignment, Assumption and Agreement         Exhibit 2.2 to the
          Regarding Litigation, Claims and Other               2000 10-K
          Liabilities, dated as of December 11, 2000,
          between Sybron International and the Registrant
   2.3    Trade Name Assignment and Transitional Trade Name    Exhibit 2.3 to the
          Use and License Agreement, dated as of December      2000 10-K
          11, 2000, between Sybron International and the
          Registrant
   2.4    Insurance Matters Agreement, dated as of December    Exhibit 2.4 to the
          11, 2000, between Sybron International and the       2000 10-K
          Registrant
   2.5    Employee Benefits Agreement, dated as of December    Exhibit 2.5 to the
          11, 2000, between Sybron International and the       2000 10-K
          Registrant
   2.6    Tax Sharing and Indemnification Agreement, dated     Exhibit 2.6 to the
          as of December 11, 2000, between Sybron              2000 10-K
          International and the Registrant
   2.7    Interim Administrative Services Agreement, dated     Exhibit 2.7 to the
          as of December 11, 2000, between Sybron              2000 10-K
          International and the Registrant
   2.8    Confidentiality and Nondisclosure Agreement, dated   Exhibit 2.8 to the
          as of December 11, 2000, between Sybron              2000 10-K
          International and the Registrant
   3.1    (a) Restated Certificate of Incorporation of the     Exhibit 3.1 to
          Registrant                                           Amendment No. 2 to
                                                               the Registrant's
                                                               Registration
                                                               Statement on Form
                                                               10/A filed on
                                                               November 9, 2000
                                                               (File No. 1-16057)
                                                               (the "Form 10/A No.
                                                               2")
          (b) Certificate of Designation, Preferences and      Exhibit 3.1(b) to
          Rights of Series A Preferred Stock                   the 2000 10-K
   3.2    Bylaws of the Registrant                             Exhibit 3.2 to the
                                                               Form 10/A No. 2
   4.1    Restated Certificate of Incorporation and Bylaws     Exhibits 3.1 and 3.2
          of the Registrant                                    hereto

EXHIBIT                                                        INCORPORATED HEREIN                FILED
NUMBER                       DESCRIPTION                         BY REFERENCE TO                 HEREWITH
-------                      -----------                       -------------------               --------
   4.2    Rights Agreement, dated as of December 8, 2000,      Exhibit 4 to the
          between the Registrant and EquiServe Trust           Registrant's Current
          Company, N.A., as Rights Agent, including the Form   Report on Form 8-K
          of Certificate of Designation, Preferences and       dated December 8,
          Rights of Series A Preferred Stock (Exhibit A),      2000 and filed on
          Form of Rights Certificate (Exhibit B) and Form of   December 12, 2000
          Summary of Rights (Exhibit C)
   4.3    (a) Credit Agreement dated as of November 28, 2000   Exhibit 4.3 to the
          (the "Credit Agreement") by and among Sybron         2000 10-K
          Dental Management, Inc. ("SDM"), the Subsidiary
          Swing Line Borrowers from time to time parties
          thereto, Kerr Corporation ("Kerr"), Ormco
          Corporation ("Ormco"), the Registrant, the
          institutions from time to time parties thereto as
          Lenders, ABN AMRO Bank N.V. (the "Administrative
          Agent"), The Chase Manhattan Bank, as Syndication
          Agent, and First Union National Bank, as
          Documentation Agent
          (b) First Amendment and Consent dated as of April    Exhibit 4 to the
          18, 2001 to the Credit Agreement.                    Registrant's Form
                                                               10-Q for the quarter
                                                               ended June 30, 2001
   4.4    Guaranty dated as of December 11, 2000 by SDM,       Exhibit 4.4 to the
          Kerr, Ormco, Metrex Research Corporation             2000 10-K
          ("Metrex") and Pinnacle Products, Inc.
          ("Pinnacle") in favor of the Administrative Agent
   4.5    Security Agreement dated as of December 11, 2000     Exhibit 4.5 to the
          by the Registrant, SDM, Kerr, Ormco, Metrex and      2000 10-K
          Pinnacle in favor of the Administrative Agent
   4.6    Pledge Agreement dated as of December 11, 2000 by    Exhibit 4.6 to the
          the Registrant, SDM, Pinnacle, LRS Acquisition       2000 10-K
          Corp. and Kerr to the Administrative Agent
   4.7    Patent Security Agreements dated as of December      Exhibit 4.7 to the
          11, 2000 by each of Kerr, Ormco, Pinnacle and        2000 10-K
          Metrex in favor of the Administrative Agent
   4.8    Trademark Security Agreements dated as of December   Exhibit 4.8 to the
          11, 2000 by each of Kerr, Ormco, Pinnacle and        2000 10-K
          Metrex in favor of the Administrative Agent
   4.9    Fee Mortgage dated as of December 11, 2000 by        Exhibit 4.9 to the
          Metrex in favor of the Administrative Agent          2000 10-K
   4.10   Fee Mortgage dated as of December 11, 2000 by        Exhibit 4.10 to the
          Pinnacle in favor of the Administrative Agent        2000 10-K
   4.11   Fee Mortgage dated as of December 11, 2000 by        Exhibit 4.11 to the
          Ormco in favor of the Administrative Agent           2000 10-K
  10.1*   2000 Long-Term Incentive Plan                        Exhibit 10.1 to the
                                                               Form 10/A No. 2

EXHIBIT                                                        INCORPORATED HEREIN                FILED
NUMBER                       DESCRIPTION                         BY REFERENCE TO                 HEREWITH
-------                      -----------                       -------------------               --------
  10.2*   Form of Nonqualified Stock Option Agreement under    Exhibit 10.2 to the
          the 2000 Long-Term Incentive Plan                    2000 10-K
  10.3*   2000 Outside Directors' Stock Option Plan            Exhibit 10.2 to the
                                                               Form 10/A No. 2
  10.4*   Form of Director Nonqualified Stock Option           Exhibit 10.4 to the
          Agreement under the 2000 Outside Directors' Stock    2000 10-K
          Option Plan
  10.5*   Senior Executive Incentive Compensation Plan         Exhibit 10.3 to the
                                                               Form 10/A No. 2
  10.6*   Form of Executive Employment Agreement with          Exhibit 10.4 to the
          executive officers                                   Form 10/A No. 2
  10.7*   Form of Indemnification Agreement for directors      Exhibit 10.5 to the
          and executive officers                               Form 10/A No. 2
  10.8*   Promissory Note in favor of Sybron Dental            Exhibit 10.8 to the
          Specialties, Inc. from Stephen J. Tomassi            2000 10-K
  10.9    Lease Agreement dated December 21, 1988 between      Exhibit 10(bb) to
          CPA:7 and CPA:8, as landlord, and Ormco              Sybron Corporation's
          Corporation; as tenant                               Registration
                                                               Statement on Form
                                                               S-1 (No. 33-24640)
  10.10   Lease Agreement dated December 21, 1988 between      Exhibit 10(dd) to
          CPA:7 and CPA:8, as landlord, and Kerr               Sybron Corporation's
          Manufacturing Company, as tenant                     Registration
                                                               Statement on Form
                                                               S-1 (No. 33-24640)
  10.11   Tenant Agreement dated December 21, 1988 between     Exhibit 10(rr) to
          New England Mutual Life Insurance Company, as        Sybron Corporation's
          lender, and CPA:7 and CPA:8, as landlord, and        Registration
          Ormco Corporation, as tenant                         Statement on Form
                                                               S-1 (No. 33-24640)
  10.12   Environmental Risk Agreement dated December 21,      Exhibit 10(xx) to
          1988 from Sybron Corporation and Ormco               Sybron Corporation's
          Corporation, as indemnitors, to New England Mutual   Registration
          Life Insurance Company, as lender, and CPA:7 and     Statement on Form
          CPA:8, as Borrowers                                  S-1 (No. 33-24640)
  10.13   Environmental Risk Agreement dated December 21,      Exhibit 10(zz) to
          1988 from Sybron Corporation and Kerr                Sybron Corporation's
          Manufacturing Company, as indemnitors, to New        Registration
          England Mutual Life Insurance Company, as lender,    Statement on Form
          and CPA:7 and CPA:8, as Borrowers                    S-1 (No. 33-24640)
  21      Subsidiaries of the Registrant                                                            X
  23      Consent of KPMG LLP                                                                       X
  24      Powers of Attorney of directors of the Registrant                                         X

---------------

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.