Form 10-Q
period 2001-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2002-02-14
CIK 1121302

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         At February 7, 2002, there were 37,917,810 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.



================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES


INDEX                                                                                                                PAGE

Part I - FINANCIAL INFORMATION

   Item 1       Financial Statements................................................................................   1

                Consolidated Balance Sheets, December 31, 2001 and September 30, 2001...............................   1

                Consolidated Statements of Income for the three months ended December 31, 2001 and 2000.............   2

                Consolidated Statement of Stockholders' Equity and Comprehensive Income
                for the three months ended December 31, 2001........................................................   3

                Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000.........   4

                Notes to Unaudited Consolidated Financial Statements................................................   5

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............  11

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk..........................................  22

PART II - OTHER INFORMATION

   Item 4.      Submission of Matters to a Vote of Security Holders.................................................  24

   Item 6.      Exhibits and Reports on Form 8-K....................................................................  24

SIGNATURE...........................................................................................................  25


                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)






                                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                                  2001          2001
                                                                                                --------      --------
ASSETS
Current assets:
   Cash and cash equivalents ................................................................   $  8,854      $  8,319
   Accounts receivable (less allowance for doubtful receivables of
     $1,524 and $1,657 at December 31, 2001 and September 30, 2001, respectively) ...........     71,630        92,172
   Inventories (note 2) .....................................................................     94,589        85,765
   Deferred income taxes ....................................................................      4,821         4,801
   Prepaid expenses and other current assets ................................................     15,386        12,998
                                                                                                --------      --------
      Total current assets ..................................................................    195,280       204,055
   Property, plant and equipment, net of accumulated depreciation of
      $80,143 and $78,890 at December 31, 2001 and September 30, 2001, respectively .........     68,319        68,919
   Intangible assets, net ...................................................................    249,788       252,581
   Deferred income taxes ....................................................................      9,973        10,382
   Other assets .............................................................................     14,473        13,111
                                                                                                --------      --------
      Total assets ..........................................................................   $537,833      $549,048
                                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................................   $ 11,162      $ 17,336
   Current portion of long-term debt ........................................................     27,066        25,969
   Income taxes payable .....................................................................      7,072         6,727
   Accrued payroll and employee benefits ....................................................     15,455        21,315
   Restructuring reserve (note 3) ...........................................................      2,690         2,775
   Deferred income taxes ....................................................................      5,316         5,200
   Accrued rebates ..........................................................................      4,730         5,421
   Other current liabilities ................................................................      7,700         9,154
                                                                                                --------      --------
      Total current liabilities .............................................................     81,191        93,897
Long-term debt ..............................................................................    315,824       321,536
Deferred income taxes .......................................................................     17,976        17,163
Other liabilities ...........................................................................     14,711        16,806
Commitments and contingent liabilities:
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding .........       --            --
    Common stock, $.01 par value; authorized 250,000,000 shares,
      37,908,931 and 37,891,458 issued and outstanding at December 31, 2001
      and September 30, 2001, respectively ..................................................        379           379
   Additional paid-in capital ...............................................................     74,915        74,661
   Retained earnings ........................................................................     46,572        38,511
   Accumulated other comprehensive (loss) ...................................................    (13,735)      (13,905)
                                                                                                --------      --------
      Total stockholders' equity ............................................................    108,131        99,646
                                                                                                --------      --------
      Total liabilities and stockholders' equity ............................................   $537,833      $549,048
                                                                                                ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                               2001       2000
                                                              -------   -------

Net sales ..................................................  $97,765   $98,458
Cost of sales ..............................................   42,157    42,525
                                                              -------   -------
Gross profit ...............................................   55,608    55,933
Selling, general and administrative expenses ...............   32,663    33,068
Amortization of goodwill and other intangible assets .......    2,518     2,206
                                                              -------   -------
     Total selling, general and administrative expenses ....   35,181    35,274
                                                              -------   -------
Operating income ...........................................   20,427    20,659
Other income (expense):
     Interest expense ......................................   (7,113)   (7,623)
     Amortization of deferred financing fees ...............     (232)     (108)
     Other, net ............................................      133       (26)
                                                              -------   -------
Income before income taxes and extraordinary item ..........   13,215    12,902
Income taxes ...............................................    5,154     5,225
Income before extraordinary item ...........................    8,061     7,677
Extraordinary item, net of tax .............................     --        (498)
                                                              -------   -------
     Net income ............................................  $ 8,061   $ 7,179
                                                              =======   =======

Basic earnings per share:
     Basic earnings per share before extraordinary item ....  $  0.21   $  0.22
     Extraordinary item ....................................     --       (0.02)
                                                              -------   -------
     Basic earnings per share ..............................  $  0.21   $  0.20
                                                              =======   =======

Diluted earnings per share:
     Diluted earnings per share before extraordinary item...  $  0.21   $  0.22
     Extraordinary item ....................................     --       (0.02)
                                                              -------   -------
     Diluted earnings per share ............................  $  0.21   $  0.20
                                                              =======   =======



     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)





                                             COMMON STOCK                                                              ACCUMULATED
                                        ----------------------   ADDITIONAL                 OTHER          TOTAL          TOTAL
                                        NUMBER OF                  PAID-IN    RETAINED  COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                         SHARES      PAR VALUE     CAPITAL    EARNINGS  INCOME (LOSS)     EQUITY          INCOME
                                         ------      ---------     -------    --------  -------------  -------------  -------------
Balance at September 30, 2001 .......   37,891,458   $     379   $   74,661   $ 38,511                   $   (13,905)   $    99,646
Comprehensive income:
  Net income ........................           --          --           --      8,061            --           8,061    $     8,061
  Translation adjustment ............           --          --           --         --        (1,070)         (1,070)        (1,070)
  Unrealized gain on
    derivative instruments ..........           --          --           --         --         1,240           1,240          1,240
                                       -----------   ---------   ----------   --------   -----------     -----------    -----------
  Total comprehensive income ........           --          --           --      8,061           170                    $     8,231
Issuance of common stock from options                                                                                   -----------
  exercised, including tax benefit ..       17,473          --          254         --
                                       -----------   ---------   ----------   --------                            --            254
Balance at December 31, 2001 ........   37,908,931   $     379   $   74,915   $ 46,572                   -----------    -----------
                                       ===========   =========   ==========   ========                   $   (13,735)   $   108,131
                                                                                                         ===========    ===========




     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                             2001                  2000
                                                                                            -----                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................................ $  8,061            $   7,179
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.........................................................................    2,817                2,776
    Amortization.........................................................................    2,518                2,206
    Loss/(gain) on sales of property, plant and equipment................................     (205)                  26
    Provision for losses on doubtful receivables.........................................       91                  239
    Inventory provisions.................................................................     (169)                 721
     Deferred income taxes...............................................................    1,318                1,911
     Tax benefit from issuance of stock under employee stock plan........................       55                   --
    CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF BUSINESSES ACQUIRED:
    Decrease in accounts receivable......................................................   20,675               12,159
    Increase in inventories..............................................................   (9,302)              (2,205)
    Increase in prepaid expenses and other current assets................................   (2,388)              (2,914)
    Decrease in accounts payable.........................................................   (6,174)              (5,469)
    Increase/(decrease) in income taxes payable..........................................      345               (1,647)
    Decrease in accrued payroll and employee benefits....................................   (5,860)              (2,046)
    Decrease in restructuring reserve....................................................      (85)                (511)
    Decrease in other current liabilities................................................   (2,145)                (899)
    Net change in other assets and liabilities...........................................     (816)               1,004
                                                                                          --------            ---------
        Net cash provided by operating activities........................................    8,736               12,530
                                                                                          --------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..................................................................   (3,286)              (2,374)
   Proceeds from sales of property, plant, and equipment.................................      497                    3
   Net payments for businesses acquired..................................................       --               (1,442)
                                                                                          --------            ---------
        Net cash used in investing activities............................................   (2,789)              (3,813)
                                                                                          --------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility.........................................................   78,000              399,160
   Principal payments on credit facility.................................................  (82,933)            (343,932)
   Proceeds from long-term debt..........................................................      749                  118
   Payments on long-term debt............................................................     (357)                 (80)
   Payment of deferred financing fees....................................................       --               (5,374)
   Payment of Apogent dividend...........................................................       --              (67,927)
   Capital contributions from Apogent....................................................       --                4,612
   Cash received from exercise of stock options..........................................      199                    9
   Net change in advances and loans to Apogent...........................................       --                2,809
                                                                                          --------            ---------
        Net cash used from financing activities..........................................   (4,342)             (10,605)
                                                                                          --------            ---------
Effect of exchange rate changes on cash and cash equivalents.............................   (1,070)                (301)
Net increase (decrease) in cash and cash equivalents.....................................      535               (2,189)
Cash and cash equivalents at beginning of period.........................................    8,319                5,783
                                                                                          --------            ---------
Cash and cash equivalents at end of period............................................... $  8,854            $   3,594
                                                                                          ========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest........................................... $  7,235            $   5,945
                                                                                          ========            =========
      Cash paid during the period for income taxes....................................... $  4,659            $   1,360
                                                                                          ========            =========





     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE OR PER SHARE DATA)


OVERVIEW AND BASIS OF PRESENTATION

1. Sybron Dental Specialties, Inc. ("SDS" or the "Company") was incorporated in Delaware on July 17, 2000. The Company was created to effect the spin-off by Apogent Technologies Inc. ("Apogent") of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to SDS, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. ("SDM"), which owned, directly or indirectly, the stock or other equity interest in the subsidiaries that held substantially all of the assets and liabilities of Apogent's then dental business. Apogent then distributed to its shareholders, by means of pro rata distribution, all of the Company's outstanding common stock together with related preferred stock purchase rights (the "spin-off"). As a result, SDS became an independent, publicly traded company. The subsidiaries of SDS market their products under brand names such as Kerr(R), Belle(TM), Metrex(R), Ormco(R), "A" Company(R) Orthodontics, Pinnacle(R), Demetron(R), Hawe(R) and AOA(TM), which are well recognized in the dental, orthodontics and infection prevention industries. SDS has three business segments: a) Professional Dental, b) Orthodontics and c) Infection Prevention Products.

         The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal quarters ended December 31, 2001 and December 31, 2000 are hereinafter referred to as "2002" and "2001," respectively.

         In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 3 and 6 below, all such adjustments were of a normal recurring nature. The results for the quarter ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

INVENTORIES

2. Inventories at December 31, 2001 and September 30, 2001 consist of the following:

                                                                                          DECEMBER 31,     SEPTEMBER 30,
                                                                                              2001             2001
                                                                                              ----             ----

Raw materials and supplies..........................................................    $       35,138    $       27,753
Work in process.....................................................................            14,491            14,432
Finished goods......................................................................            43,181            41,323
Inventory reserves .................................................................            (2,937)           (1,544)
LIFO reserve .......................................................................             4,716             3,801
                                                                                        --------------    --------------
                                                                                        $       94,589    $       85,765
                                                                                        ==============    ==============


RESTRUCTURING CHARGES

3. In September 2001, the Company recorded a restructuring charge of approximately $2.4 million ($1.5 million after tax) consisting primarily of severance and termination for approximately sixty-three employees located at Ormco's San Diego, California manufacturing facility as a result of the closing of this facility. Of the $2.4 million restructuring charge, approximately $1.7 million are cash related charges for severance and contractual obligations, while the balance of approximately $0.7 million represents non-cash charges related to exited capital and other assets. SDS believes that the planned sale of the San Diego manufacturing facility will offset the restructuring charge; the proceeds from the planned gain on the sale will be used to pay down debt and reduce interest charges. Work functions currently performed at the facility will be absorbed into the Ormco Glendora, California facility. The closing is expected to be completed by June 30, 2002.

         In September 2000, the Company recorded a restructuring charge of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Prevention Products business segments, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/Europe), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million are cash related charges for severance and contractual obligations. The Company completed the 2000 restructuring plan in the first quarter of 2002, along with the remainder of the cash charges.

         In June 1998, SDS recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

The 2001 restructuring charge activity since September 30, 2001 and its components are as follows:

                                                     LEASE   SHUT-DOWN  INVENTORY   FIXED             CONTRACTUAL
                                         SEVERANCE  PAYMENTS    COSTS    WRITE-OFF  ASSETS     TAX    OBLIGATIONS   OTHER    TOTAL
                                         ---------  -------- ---------  ----------  ------     ---    -----------   -----    -----
                                            (A)       (B)       (B)       (C)        (C)       (D)       (E)
2001 Restructuring Charge..............  $   1,050  $    --   $    --   $    --     $  250   $    --   $   775      $ 325    $2,400
Fiscal 2001 Non-Cash Charges...........         --       --        --        --        250        --       100        300       650
                                         ---------  -------   -------   -------     ------   -------   -------      -----    ------
September 30, 2001 and
  December 31, 2001 balances...........  $   1,050  $    --   $    --   $    --     $   --   $    --   $   675      $  25    $1,750
                                         =========  =======   =======   =======     ======   =======   =======      =====    ======

The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

                                                     LEASE   SHUT-DOWN  INVENTORY   FIXED             CONTRACTUAL
                                         SEVERANCE  PAYMENTS    COSTS    WRITE-OFF  ASSETS     TAX    OBLIGATIONS   OTHER    TOTAL
                                         ---------  -------- ---------  ----------  ------     ---    -----------   -----    -----
                                            (A)       (B)       (B)       (C)        (C)       (D)       (E)
2000 Restructuring Charge..............  $ 1,300    $    --   $    --   $ 7,600   $    200   $    --   $   100   $    100    $9,300
Fiscal 2000 Non-Cash Charges...........       --         --        --     7,600        200        --        --         --     7,800
                                         -------    -------   -------  --------   --------   -------   -------   --------    ------
September 30, 2000 balance.............    1,300         --        --        --         --        --       100        100     1,500
Fiscal 2001 Cash Payments..............    1,175         --        --        --         --        --        75        100     1,350
                                         -------    -------   -------  --------   --------   -------   -------   --------    ------
September 30, 2001 balance.............      125         --        --        --         --        --        25         --       150
Fiscal 2002 Cash Payments..............      125         --        --        --         --        --        25         --       150
                                         -------    -------   -------   -------   --------   -------   -------   --------    ------
December 31, 2001 balance..............  $    --    $    --   $    --   $    --   $     --   $    --   $    --   $     --    $   --
                                         =======    =======   =======   =======   ========   =======   =======   ========    ======

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

                                                     LEASE   SHUT-DOWN  INVENTORY   FIXED             CONTRACTUAL
                                         SEVERANCE  PAYMENTS    COSTS    WRITE-OFF  ASSETS     TAX    OBLIGATIONS   OTHER    TOTAL
                                         ---------  -------- ---------  ----------  ------     ---    -----------   -----    -----
                                            (A)       (B)       (B)       (C)        (C)       (D)       (E)
1998 Restructuring Charge..............  $ 4,300    $   300   $   400   $ 4,600     $1,300   $   700   $   900   $  2,100   $14,600
Fiscal 1998 Cash Payments..............    1,800         --       100        --         --        --       300      1,400     3,600
Fiscal 1998 Non-Cash Charges...........       --         --        --     4,600      1,300        --        --         --     5,900
                                         -------    -------   -------   -------     ------   -------   -------   --------   -------
September 30, 1998 balance.............    2,500        300       300        --         --       700       600        700     5,100
Fiscal 1999 Cash Payments..............    1,300        300       300        --         --        --       300        400     2,600
Adjustments (a)........................    1,200         --        --        --         --        --        --         --     1,200
                                         -------    -------   -------   -------     ------   -------   -------   --------   -------
September 30, 1999 balance.............       --         --        --        --         --       700       300        300     1,300
Fiscal 2000 Cash Payments..............       --         --        --        --         --        --       300        100       400
                                         -------    -------   -------   -------     ------   -------   -------   --------   -------
September 30,  2001 and
  December 31, 2001 balances...........  $    --    $    --   $    --   $    --     $   --   $   700   $    --   $    200   $   900
                                         =======    =======   =======   =======     ======   =======   =======   ========   =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(a) Amount represents the 2001 restructuring charge for severance and termination costs for approximately 63 employees at the Ormco San Diego facility, whose employment will be terminated as a result of the September 2001 restructuring plan (all of whom were notified before September 30, 2001 of the intent to terminate their employment). The planned sale of the Ormco San Diego facility is expected to offset the cost of closing the facility, the closing of which is expected to be completed by June 30, 2002. The 2000 restructuring charge represents severance and termination costs for approximately 65 employees terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2001 all terminations were completed under the 2000 restructuring plan. The 1998 restructuring charge represents severance and termination costs for approximately 165 employees (primarily sales and marketing personnel). As of December 31, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

SEGMENT INFORMATION

4. The Company's operating subsidiaries are engaged in the manufacture and sale of dental, orthodontics and infection prevention products in the United States and other countries. The Company's products are categorized in the following business segments: a) Professional Dental,
         b) Orthodontics and c) Infection Prevention Products.

         Information on these business segments is summarized as follows:

                                                                                   INFECTION
                                                    PROFESSIONAL                  PREVENTION
                                                       DENTAL      ORTHODONTICS    PRODUCTS   ELIMINATIONS     TOTAL SDS
                                                    ------------   ------------    --------   ------------     ---------
THREE MONTHS ENDED DECEMBER 31, 2001
Revenues:
   External customer ............................   $     51,071  $     40,079  $      6,615  $         --   $    97,765
   Intersegment (a)..............................            327         1,795             3        (2,125)           --
      Total revenues ............................         51,398        41,874         6,618        (2,125)       97,765
Gross profit.....................................         29,464        22,812         3,332            --        55,608
Selling, general and admin.......................         15,847        16,324         3,010            --        35,181
Operating income.................................         13,617         6,488           322            --        20,427
Segment assets (as of December 31, 2001).........        319,265       169,715        48,853            --       537,833


                                                                                   INFECTION
                                                    PROFESSIONAL                  PREVENTION
                                                       DENTAL      ORTHODONTICS    PRODUCTS   ELIMINATIONS     TOTAL SDS
                                                    ------------   ------------    --------   ------------     ---------
THREE MONTHS ENDED DECEMBER 31, 2000
Revenues:
   External customer.............................   $     49,340  $     42,688  $      6,430  $         --   $    98,458
   Intersegment (a)..............................            362         1,569            --        (1,931)           --
      Total revenues.............................         49,702        44,257         6,430        (1,931)       98,458
Gross profit.....................................         27,110        25,752         3,071            --        55,933
Selling, general and admin.......................         15,371        16,939         2,964            --        35,274
Operating income.................................         11,739         8,813           107            --        20,659


(a) Includes the elimination of intergroup activity in the three months ended December 31, 2001 and 2000.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

   5. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the quarter. Diluted earnings per share are calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. The basic weighted average number of shares outstanding was 37,894,531 and 35,108,688 for the quarters ended December 31, 2001 and 2000, respectively. The incremental fully diluted shares were 1,386,307 and 335,144 for the quarters ended December 31, 2001 and 2000, respectively, and represent the dilutive effect of options outstanding.



EXTRAORDINARY CHARGES

   6. The extraordinary item represents the SDS allocation of the write-off of Apogent's deferred financing fees associated with the termination of Apogent's credit agreement due to the spin-off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When we use the terms "we", "us" or "our" in this report, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2001 and 2000 refer to the first quarters of fiscal 2002 and 2001, respectively.

GENERAL

         Our subsidiaries are leading manufacturers of value-added consumable products for the dental and orthodontic professions and products for use in infection prevention.

         Our subsidiaries operate in three business segments:

         - Professional Dental--we develop, manufacture, market, and distribute a comprehensive line of consumable products to the dental industry worldwide;

         - Orthodontics--we engineer, manufacture, market, and distribute an array of consumable orthodontic products, and endodontic products used in root canal therapy, worldwide; and

         - Infection Prevention Products--we develop, manufacture, market, and distribute consumable infection prevention products to the dental and medical markets. This segment was previously referred to as the Infection Control Products segment. The name was changed to more accurately describe the products of this segment.

         Our primary subsidiaries in each of our business segments are as follows:

PROFESSIONAL DENTAL                        ORTHODONTICS
-------------------                        ------------

Kerr Corporation                           Ormco Corporation

Kerr Italia S.p.A.                         Ormco B.V.

Sybron Canada Limited                      Ormodent Group

Pinnacle Products, Inc.                    Allesee Orthodontic Appliances, Inc.

Hawe Neos Holdings S.A.

INFECTION PREVENTION PRODUCTS
-----------------------------

Metrex Research Corporation


         Our goals are to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are: a focus on product innovation, ongoing cost reduction, and selective acquisitions, while continuing to pursue a strategy of debt reduction.

         Net sales for the first quarter of fiscal 2002 decreased by 0.7% from the corresponding fiscal 2001 period. Operating income for the first quarter of fiscal 2002 decreased by 1.1% from the corresponding fiscal 2001 period. We believe competitive pressures and a slowing economy may continue to impact both the sales and operating income of our Professional Dental and Orthodontic business segments. Fluctuating inventory levels at distributors purchasing our Professional Dental Products, for which we have little visibility, also may have impacted first quarter 2002 sales. Additionally, a delay in the process validations of certain Infection Prevention Products at the new facility in Romulus, Michigan impacted first quarter sales.

         Domestic sales for the quarter ended December 31, 2001 were lower by 5.9% from the corresponding fiscal 2001 quarter. International sales increased by 7.1% for the quarter from the corresponding fiscal 2001 quarter. Without the negative currency effects, international sales growth would have been 7.9% for the quarter from the corresponding fiscal 2001 period.

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


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2000

     Net Sales

                                                                    FISCAL          FISCAL        DOLLAR         PERCENT
NET SALES: (IN THOUSANDS)                                            2002            2001         CHANGE         CHANGE
                                                                     ----            ----         ------         ------

Professional Dental............................................    $   51,071     $   49,340      $    1,731         3.5%
Orthodontics...................................................        40,079         42,688          (2,609)       (6.1)
Infection Prevention Products..................................         6,615          6,430             185         2.9
                                                                   ----------     ----------      -----------    --------
     Total Net Sales...........................................    $   97,765     $   98,458      $     (693)       (0.7)%
                                                                   ==========     ==========      ===========    ========

         Overall Company. Net sales for the first quarter of fiscal 2002 decreased by $0.7 million or 0.7% from the corresponding fiscal 2001 quarter.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $4.8 million), (b) reduced rebate expense (approximately $0.4 million), (c) net sales of new products (approximately $0.3 million), and (d) favorable foreign currency fluctuations (approximately $0.1 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $3.1 million) and (b) the loss of the net sales of last year's exited product lines (approximately $0.8 million).

         Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.1 million) and (b) the loss of the net sales of last year's exited product lines (approximately $1.3 million). The decrease in net sales was partially offset by:
(a) net sales of new products (approximately $0.3 million), (b) reduced rebate expenses (approximately $0.2 million), (c) favorable foreign currency fluctuations (approximately $0.2 million), and (d) the net sales of products from acquired companies (approximately $0.1 million).

         Infection Prevention Products. Increased net sales in the Infection Prevention Products segment resulted primarily from the net sales of products from the acquired company (approximately $0.6 million). The increase in net sales was partially offset by decreased net sales of existing products (approximately $0.2 million) and the loss of net sales of last year's exited product lines (approximately $0.2 million).

     Gross Profit

                                                 FISCAL    PERCENT OF      FISCAL    PERCENT OF      DOLLAR       PERCENT
GROSS PROFIT: (IN THOUSANDS)                      2002        SALES         2001        SALES        CHANGE       CHANGE
                                                  ----     ----------      ------    ----------      ------       -------
Professional Dental ........................   $  29,464         57.7%    $  27,110        54.9%    $   2,354         8.7%
Orthodontics................................      22,812         56.9        25,752        60.3        (2,940)      (11.4)
Infection Prevention Products...............       3,332         50.4         3,071        47.8           261         8.5
                                               ---------    ---------     ---------   ---------    ----------   ---------
     Total Gross Profit.....................   $  55,608         56.9%    $  55,933        56.8%    $    (325)      (0.6)%
                                               =========    =========     =========   =========    ==========   =========

         Overall Company. Gross profit for the quarter ended December 31, 2001 decreased by $0.3 million or 0.6% from the corresponding fiscal 2001 period.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $2.5 million), (b) favorable manufacturing variances (approximately $1.4 million), (c) decreased rebate expense (approximately $0.4 million), (d) increased unit volume relating to new products (approximately $0.2 million), and (e) a favorable product mix (approximately $0.2 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $1.7 million),
(b) margins lost from the prior year's exited products lines (approximately $0.4 million), (c) an unfavorable exchange rate effect (approximately $0.2 million), and (d) inventory reserve adjustments (approximately $0.1 million, of which approximately $0.2 million is due to physical inventory adjustments, partially offset by a reduction in the LIFO provision of approximately $0.1 million).

         Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $1.3 million), (b) unfavorable manufacturing variances (approximately $1.3 million), (c) unfavorable product mix margins (approximately $1.0 million), and (d) margins lost from the prior year's exited products (approximately $0.8 million). The decrease in gross profit was partially offset by: (a) inventory reserve adjustments (approximately $0.8 million, of which approximately $1.3 million is due to a decrease in the LIFO provision, partially offset by an increase in obsolescence of approximately $0.2 million, a decrease in royalty income of approximately $0.2 million and physical inventory adjustments of approximately $0.1 million), (b) increased unit volume relating to new products (approximately $0.2 million), (c) decreased rebate expense (approximately $0.2 million), (d) a favorable exchange rate effect (approximately $0.2 million), and (e) margins relating to the net sales of products from acquired companies (approximately $0.1 million).

         Infection Prevention Products. Gross profit in the Infection Prevention Products segment increased primarily due to margins relating to the net sales of products from the acquired company (approximately $0.3 million).

     Selling, General and Administrative Expenses

SELLING GENERAL AND ADMINISTRATIVE             FISCAL     PERCENT OF     FISCAL     PERCENT OF      DOLLAR      PERCENT
EXPENSES: (IN THOUSANDS)                        2002         SALES        2001         SALES        CHANGE      CHANGE
----------------------------------             -------    ----------     ------     ----------      ------      -------
Professional Dental.........................   $  15,847      31.0%    $  15,371        31.2%      $     476       3.1%
Orthodontics................................      16,324      40.7        16,939        39.7            (615)     (3.6)
Infection Prevention Products...............       3,010      45.5         2,964        46.1              46       1.6
                                               ---------    ------     ---------      ------       ---------    ------
     Total Selling General and
         Administrative Expenses............   $  35,181      36.0%    $  35,274        35.8%      $     (93)    (0.3)%
                                               =========    ======     =========      ======       =========    ======

         Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2001 decreased by $0.1 million or 0.3% from the corresponding fiscal 2001 quarter.

         For the quarter ended December 31, 2000, Apogent allocated approximately $0.7 million for general and administrative expenses to us. These charges represented tax, legal and other corporate overhead expenses incurred by Apogent (prior to the spin-off). Without these tax effected charges, the basic and fully diluted earnings per share would have been approximately $.01 higher.

         Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) additional expenses related to acquisitions (approximately $1.4 million), and
(b) increased amortization expense (approximately $0.3 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased general and administrative expenses (approximately $0.9 million), (b) a decrease in expenses related to foreign currency fluctuations (approximately $0.2 million), and (c) decreased selling and marketing expenses (approximately $0.1 million).

         Orthodontics. Decreased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) decreased general and administrative expenses (approximately $1.2 million), (b) a decrease in expenses related to foreign currency fluctuations (approximately $0.2 million), and (c) decreased amortization expense (approximately $0.1 million). The decrease in selling, general and administrative expenses was partially offset by: (a) increased sales and marketing expenses (approximately $0.6 million), (b) increased research and development expenses (approximately $0.2 million), and
(c) additional expenses related to acquisitions (approximately $0.1 million).

         Infection Prevention Products. Selling, general and administrative expenses in the Infection Prevention Products segment were relatively flat compared to the prior fiscal quarter.


     Operating Income

OPERATING INCOME:                              FISCAL     PERCENT OF     FISCAL     PERCENT OF     DOLLAR       PERCENT
(IN THOUSANDS)                                  2002         SALES        2001         SALES       CHANGE       CHANGE
-----------------                              ------     ----------     ------     ----------     ------       -------
Professional Dental.........................   $  13,617        26.7%    $  11,739       23.8%     $   1,878       16.0%
Orthodontics ...............................       6,488        16.2         8,813       20.6         (2,325)     (26.4)
Infection Prevention Products...............         322         4.9           107        1.7            215      200.9
                                               ---------    --------     ---------    -------      ---------    -------
     Total Operating Income.................   $  20,427        20.9%    $  20,659       21.0%     $    (232)      (1.1)%
                                               =========    ========     =========    =======      =========    =======

         As a result of the foregoing, operating income in the first quarter of fiscal 2002 decreased by 1.1% or $0.2 million below operating income in the corresponding quarter of fiscal 2001.

     Interest Expense

         Interest expense was $7.1 million in the first quarter of fiscal 2002, a decrease of $0.5 million from the corresponding fiscal 2001 quarter. The decrease resulted from reduced average debt balances in the first quarter of fiscal 2002 and reduced average interest rates on our credit facility.

     Income Taxes

         Taxes on income in the first quarter of fiscal 2002 and 2001 were approximately $5.2 million. Increased taxable earnings in the current quarter were offset by a slightly lower tax rate.

     Income Before Extraordinary Item

         As a result of the foregoing, we had net income of $8.1 million in the quarter ended December 31, 2001 as compared to net income before extraordinary item of $7.7 million in the corresponding fiscal 2001 period.

     Extraordinary Item

         Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees in the quarter ending December 31, 2000. This resulted in an after tax write-off of $0.5 million that was allocated to SDS.

     Net Income

         As a result of the foregoing, we had net income of $8.1 million in the first quarter of fiscal 2002, as compared to net income of $7.2 million in the corresponding fiscal 2001 period.

     Depreciation and Amortization

         Depreciation and amortization expense is allocated among the cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense increased $0.4 million in the first quarter of fiscal 2002 compared to the same period in the prior year primarily due to amortization expenses related to acquisitions made in fiscal 2001.

     New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies is January 1, 2002. Early application is permitted for entities with fiscal years beginning after March 31, 2001, provided that the first interim financial statements have not been previously issued. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year.

          We have historically amortized our goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, we will cease amortizing our goodwill and certain intangible assets as defined in SFAS No. 142. We anticipate adopting SFAS No. 142 as of the beginning of fiscal year 2003 (i.e. October 1, 2002). We recorded amortization expense in the amount of $2.5 million for the quarter ended December 31, 2001, and $2.2 million for the quarter ended December 31, 2000. Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets will not be recorded in future periods.

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

         SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required and plan to adopt the provisions of SFAS No. 143 in the quarter ending December 31, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30)," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

         We are required to adopt SFAS No. 144 no later than our first fiscal year beginning after December 15, 2001, and plan to adopt its provisions in the quarter ending December 31, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements.

     Liquidity and Capital Resources

          As a result of the acquisition of Apogent's predecessor in 1987 and the acquisitions we have completed since 1987, we have increased the carrying value of certain tangible and intangible assets consistent with generally accepted accounting principles. Accordingly, our results of operations include a significant level of non-cash expenses related to the depreciation of fixed assets and the amortization of intangible assets, including goodwill.

          Approximately $8.7 million of cash was generated from operating activities in the first three months of fiscal 2002, as compared to approximately $12.5 million from the same period of the prior year. The approximate $3.8 million decrease in cash flows from operations was primarily due to: (a) an increase in inventories from the comparable prior year period of approximately $7.1 million, (b) a decrease in the net change in accrued payroll and employee benefits for the current year period as compared to the prior year of approximately $3.8 million, (c) a decrease in the net change in other assets and liabilities of approximately $1.8 million from the prior year period, (d) a decrease in the net change in other current liabilities from the prior year period of approximately $1.2 million, (e) a decrease in inventory provisions from the prior year period of approximately $0.9 million, (f) a decrease in the net change in accounts payable from the prior year period of approximately $0.7 million, (g) a decrease in the net change in deferred income taxes from the prior year period of approximately $0.6 million, (h) a net change in the gain on sale of property, plant and equipment from the prior year period of approximately $0.2 million, and (i) a decrease in the provision for losses on doubtful accounts from the prior year period of approximately $0.2 million. The decreases in cash flows from operations were partially offset by the following:
(a) an increase in the net change in accounts receivable from the prior year period of approximately $8.5 million, (b) an increase in the net change in income taxes payable from the prior year period of approximately $2.0 million,
(c) increased earnings compared to the prior year period of approximately $0.9 million, (d) an increase in the net change in prepaid expenses and other current assets from the prior year period of approximately $0.5 million, (e) an increase in the net change in the restructuring reserve of approximately $0.4 million,
(f) an increase in amortization from the prior year period of approximately $0.3 million, and (g) a tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.1 million recorded in the first quarter of fiscal 2002.

          Approximately $2.8 million of cash was used in investing activities in the first three months of 2002, a decrease of approximately $1.0 million from the same period of fiscal 2001 primarily due to: (a) the decrease in payments for acquisitions from the prior year period of approximately $1.4 million, and
(b) increased proceeds from the sales of property, plant and equipment from the prior year of approximately $0.5 million, partially offset by the increase in capital expenditures of approximately $0.9 million from the prior year period.

         Approximately $4.3 million of cash was used in financing activities in the first three months of fiscal 2002 as compared to cash used in the prior year financing activities of approximately $10.6 million. The approximate $6.3 million decrease in cash used in financing activities from the prior year was primarily attributed to: (a) the elimination of cash dividend payments to Apogent in fiscal 2002 from the prior year period of approximately $67.9 million (as a result of the spin-off), (b) the decrease in deferred financing fees from the prior year period of approximately $5.4 million, and (c) cash received from the exercise of stock options of approximately $0.2 million. The decrease in cash used in financing activities was partially offset by: (a) an increase in the net loan payments of approximately $59.8 million from the prior year period,
(b) the decrease in capital contributions from Apogent from the prior year period of approximately $4.6 million (as a result of the spin-off), and (c) a decrease in the loans and advances from Apogent from the prior year period of approximately $2.8 million (also as a result of the spin-off).

         Credit Facilities: We obtained a new credit facility (the "SDS Credit Facility") in connection with the spin-off which allows for borrowings up to $450 million from ABN AMRO Bank N.V. and certain other lenders. The SDS Credit Facility is comprised of a $150 million five year tranche A term loan (the "Tranche A Term Loan"), a $150 million seven year tranche B term loan (the "Tranche B Term Loan"), under which Kerr and Ormco, two of our subsidiaries, are borrowers (the "Term Loan Borrowers"), and a five year revolving credit facility up to $150 million (the "Revolving Credit Facility"), under which SDM, another one of our subsidiaries, is the borrower.

         The Tranche A Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest applicable percentage on the grid was in place through December 31, 2001. Repayments under the Tranche A Term Loan are due in quarterly installments, which began on March 31, 2001. As of December 31, 2001, the remaining amounts due in fiscal 2002, 2003, 2004 and 2005 are $18.75 million, $28.75 million, $33.75 million and $37.23 million, respectively. As of December 31, 2001 the amount outstanding on the Tranche A Term Loan was $118.5 million. The average interest rate at December 31, 2001 on the Tranche A Term Loan was 6.62%.

         The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. Repayments under the Tranche B Term Loan are due in quarterly installments, which began on March 31, 2001. As of December 31, 2001, the remaining amounts due in 2002, 2003, 2004, 2005, 2006, and 2007 are $1.1 million, $1.5 million, $1.5 million,
$1.5 million, $53.8 million and $71.3 million, respectively, with the final payment of $12.3 million due in November 2007. As of December 31, 2001 the amount outstanding on the Tranche B Term Loan was $143.0 million. The average interest rate at December 31, 2001 on the Tranche B Term Loan was 8.31%.

          Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDM pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging from 0.375% to 0.5% depending on certain financial ratios. As of December 31, 2001, we were required to pay the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits. As of December 31, 2001 the amount outstanding under the Revolving Credit Facility was $68.5 million. The average interest rate at December 31, 2001 on the Revolving Credit Facility was 7.29%.

          The SDS Credit Facility contains numerous financial and operating covenants, including, among others: restrictions on acquisitions and investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens, or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at December 31, 2001.

          The SDS Credit Facility is secured by our domestic real and personal property assets and a pledge of capital stock of SDM, Kerr, and Ormco, and certain other material domestic and foreign SDS subsidiaries.

          As a result of the terms of the SDS Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of December 31, 2001, we had six interest rate swaps outstanding aggregating a notional amount of $202.8 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swaps' expiration dates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar Rate Margin. The swap agreement rates and durations are as follows:

EXPIRATION DATE              NOTIONAL AMOUNT       SWAP AGREEMENT DATE        SWAP AGREEMENT RATE        SWAP EFFECTIVE DATE
---------------              ---------------       -------------------        -------------------        -------------------

September 15, 2002           $25.0 million         February 23, 2001                 5.00%               March 15, 2001
September 15, 2002           $35.0 million         February 23, 2001                 5.00%               June 15, 2001
January 18, 2005             $70.0 million         December 22, 2000                 5.78%               January 16, 2001
February 16, 2005            $10.0 million         January 24, 2001                  5.69%               February 16, 2001
March 31, 2005               $31.4 million         January 2, 2001                   5.65%               March 30, 2001
March 31, 2005               $31.4 million         January 2, 2001                   5.58%               March 30, 2001

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

          The Revolving Credit Facility provides up to $150 million in available credit. At December 31, 2001, there was approximately $79.6 million of available credit under the Revolving Credit Facility. The Tranche A Term Loan had an outstanding balance of $118.5 million at December 31, 2001, and the Tranche B Term Loan had an outstanding balance of $143.0 million at December 31, 2001.

          While cash provided from operating activities may be impacted by lower revenues due to the slowing economy and the continued risk of a competitive market and changes in demand for our products, we believe that the cash flows from operations, unused amounts available under the SDS Credit Facility, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case.

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

          The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback was amended to extend the leases an additional 5 years, increase the basic rent by $.15 million per year, and provides us the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

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

CAUTIONARY FACTORS

          This report contains, and other disclosures that we make from time to time may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they: discuss our future expectations; contain projections of our future results of operations or our financial conditions; or state other forward-looking information.

          Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

         - As of December 31, 2001, we had $342.9 million in total debt, and $108.1 million in stockholders' equity. This level of indebtedness could have significant consequences, including:
                  (a) limiting the cash flow available for working capital, capital expenditures, acquisitions, and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; (b) limiting our ability to obtain additional financing in the future for working capital or other purposes; (c) limiting our ability to create or permit liens or to pay cash dividends; and (d) limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.

                  In addition, our credit facilities contain numerous restrictive operating and financial covenants, which could limit our operating flexibility. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. At December 31, 2001, approximately $68.5 million of our indebtedness was incurred under our Revolving Credit Facility. Increases in interest rates would adversely affect our cash flows and therefore our results of operations. In addition, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and prevent us from pursuing business opportunities of value to our stockholders.

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

                  In fiscal 2001, approximately 20% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a temporary material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

         - Our ability to increase sales, and to profitably distribute and sell our products, is subject to a number of risks, including any changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive with dental, orthodontic and infection prevention innovations; and risks associated with changes in demand for our products which can be affected by economic conditions, health care reform, government regulation, and more stringent limits on expenditures by dental insurance providers or governmental programs.

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

         - Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy, and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including but not limited to: changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada; changes in local labor laws and regulations affecting our ability to hire and retain local employees; currency exchange restrictions and fluctuations in the value of foreign currency; potentially adverse tax consequences; longer payment cycles; greater difficulties in accounts receivable collection; political conditions in countries where we have operations; unexpected changes in the regulatory environment; and changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States. If any of the events described in these risks were to occur, it could have a material adverse effect on our business, financial condition and result of operations.

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

         - Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental Business segment include GC America, Inc., 3M Corporation and its affiliate ESPE GmbH & Co., and Dentsply International Inc.; in the Orthodontics business segment, we compete with companies such as American Orthodontics, GAC Orthodontics, a subsidiary of Dentsply, and Unitek, a subsidiary of 3M Corporation; and in the Infection Prevention Products business segment, our principal competitors include Johnson and Johnson, Steris Corporation, and Ecolab, Inc. We may face increased competition from them in the future and we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Any of the foregoing factors could adversely affect our revenues and operating profits and hinder our future expansion.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CURRENCY RISK MANAGEMENT

         We operate internationally; therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, Canadian dollar, and the Australian dollar.

         We believe it is prudent to minimize the variability caused by foreign currency risk. We attempt to minimize foreign currency risk by using derivative instruments when prudent. We do not use derivative instruments for purposes other than hedging.

         Although we have a U.S. dollar functional currency, a substantial portion of our sales, income, and cash flow are derived from foreign currencies. Our foreign currency exposure exists primarily in the euro, Japanese yen, Canadian dollar, and Australian dollar versus the U.S. dollar. With the acquisition of Hawe Neos on May 31, 2001, we now consider the Swiss franc a currency exposure.

         For fiscal year 2002, our projected total foreign currency exposure is approximately 49.8 million euros, 915.7 million Japanese yen, 16.9 million Canadian dollars, 13.7 million Australian dollars, and 11.8 million Swiss francs. We have put in place a strategy to manage our euro and yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at December 31, 2001.

         In August 2001, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 30.2 million euros for fiscal year 2002. In addition, we entered into a zero cost collar contract to hedge a total notional amount of 495.0 million Japanese yen for fiscal year 2002.

         At December 31, 2001, approximately $0.5 million of gain (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income, related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges have been discontinued.

         Zero cost collar contracts in place as of December 31, 2001 are as follows (in thousands, except rates):

                                                                      LOCAL
                             TRADE       EFFECTIVE      MATURITY    CURRENCY   FLOOR RATE      CEILING RATE
              CURRENCY        DATE          DATE          DATE       AMOUNT    PER U.S. $       PER U.S. $
              --------        ----          ----          ----      --------   ----------       ----------

           Euro            8/29/2001     10/29/2001    9/27/2002         6,075        0.89                  0.92
           Euro            8/29/2001     10/29/2001    9/27/2002         9,000        0.89                  0.92
           Euro            8/29/2001     10/29/2001    9/26/2002         6,075        0.89                  0.92
           Euro            8/29/2001     10/29/2001    9/26/2002         9,000        0.89                  0.92
           Yen             9/25/2001     10/29/2001    9/26/2002       495,000      120.00      113.10 to 109.80


         As of December 31, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transaction is nine months.

         During the year ending September 30, 2002, approximately $0.5 million of gains in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

         In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement has an effective date of October 16, 2001, and is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. The interest rate to be paid to us on the U.S. dollar principal amount of $45 million is a fixed rate of 5.79%, and the interest rate to be paid by us on the Swiss franc principal amount of 71.73 million is a fixed rate of 4.40%, with the interest payments due quarterly on both the Swiss franc loan and the U.S. dollar loan.

         At December 31, 2001, the fair value of the cross currency debt swap transaction gain (net of income tax) included in translation adjustments was approximately $1.0 million.

INTEREST RATE EXPOSURE--INTEREST RATE RISK MANAGEMENT

         We use variable-rate debt (primarily the SDS Credit Facility) to finance our operations. These debt obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Under the SDS Credit Facility, we are required to have interest rate protection for a minimum of fifty percent of the aggregate outstanding principal amount of the Tranche A Term Loan and Tranche B Term Loan for not fewer than four years.

         To meet this requirement we have entered into several interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.

         The interest rate swaps change the variable-rate cash flow exposure on a portion of the Tranche A Term Loan and Tranche B Term Loan to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps.

         We do not enter into speculative contracts and we continue to assess our exposure to interest rate risk on an ongoing basis.

         For the quarter ended December 31, 2001, the total net cost of converting from floating rate (3-month Libor) to fixed rate from a portion of the interest payments of the debt obligation was approximately $1.4 million. At December 31, 2001, approximately $4.7 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of December 31, 2001 (in thousands):

                                                                                FISCAL 2002     FAIR VALUE
 LOAN                AMOUNT    TERM           TRADE     EFFECTIVE    MATURITY     COST          (PRE-TAX)
 ----                ------    ----           -----     ---------    --------     ----          ---------

Kerr B ...........   $35,000   4 years      12/22/2000   1/16/2001   1/18/2005   $ 277.1        $1,796.7

Ormco B ..........    35,000   4 years      12/22/2000   1/16/2001   1/18/2005     277.1         1,796.7

Revolver .........    10,000   4 years       1/24/2001   2/16/2001   2/16/2005      73.8           459.3

Revolver .........    25,000   1.5 years     2/23/2001   3/15/2001   9/15/2002     130.5           551.4

Kerr A ...........    31,379   4 years        1/2/2001   3/30/2001   3/31/2005     254.7         1,167.0

Ormco A ..........    31,379   4 years        1/2/2001   3/30/2001   3/31/2005     248.9         1,123.3

Ormco B...........    35,000   1.25 years    2/23/2001   6/15/2001   9/15/2002     182.6           773.7
                    --------                                                    --------       ---------
 Totals             $202,758                                                    $1,444.7        $7,668.1
                    ========                                                    ========       =========

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company, a Delaware corporation, held its Annual Meeting of Stockholders on February 8, 2002. A quorum was present at the Annual Meeting, with XX,XXX,XX shares out of a total of 37,904,159 shares entitled to cast votes represented in person or by proxy at the meeting.

Proposal 1:       To elect two directors to serve as Class II Directors until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

         The stockholders voted to elect Dennis B. Brown and Kenneth F. Yontz to serve as Class II directors until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:


                                                     MR. BROWN      MR. YONTZ
For.........................................        35,020,881      35,017,449
Withheld From...............................           148,135         151,567

         The terms of office as directors of Donald N. Ecker, Robert W. Klemme, Floyd W. Pickrell, Jr., William E. B. Siart, and James R. Parks continued after the meeting.

Proposal 2:       To consider and vote upon a proposal to approve the
                  Company's Senior Executive Incentive Compensation Plan.

         The stockholders voted to approve the Company's Senior Executive Incentive Compensation Plan. The results of the vote are as follows:

For.........................................                       33,265,659
Against.....................................                        1,857,095
Abstentions.................................                           46,262
Broker Non-Votes............................                                0

Proposal 3:       To consider and vote upon a proposal to approve the Company's
                  2000 Long-Term Incentive Plan.

         The stockholders voted to approve the Company's 2000 Long-Term Incentive Plan. The results of the vote are as follows:

For.........................................                       30,726,930
Against.....................................                        4,396,043
Abstentions.................................                           46,043
Broker Non-Votes............................                                0


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

                                     SYBRON DENTAL SPECIALTIES, INC
                                     (Registrant)

Date: February 14, 2002              /s/    GREGORY D. WALLER
                                     ----------------------------------------
                                            Gregory D. Waller
                                            Vice President - Finance,
                                            Chief Financial Officer & Treasurer*

                                     *      executing as both the principal
                                            financial officer and the duly
                                            authorized officer of the Company.

                         SYBRON DENTAL SPECIALTIES, INC.

                               (THE "REGISTRANT")

                          (COMMISSION FILE NO. 1-16057)

                                  EXHIBIT INDEX

                                       TO

     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001


                                                                                INCORPORATED
  EXHIBIT                                                                         HEREIN BY                         FILED
  NUMBER                       DESCRIPTION                                      REFERENCE TO                        HEREIN
  3.1    (a) Restated Certificate of Incorporation                     Exhibit 3.1 to Amendment
              of the Registrant                                        No. 2 to the Registrant's
                                                                       Registration Statement on
                                                                       Form 10/A filed on
                                                                       November 9, 2000 (File
                                                                       No. 1-16057) (the "Form
                                                                       10/A No. 2")

         (b) Certificate of Designation, Preferences                   Exhibit 3.1(b) to the
               and Rights of Series A Preferred Stock                  Registrant's Form 10-K for
                                                                       the fiscal year ended
                                                                       September 30, 2000

  3.2    Bylaws of the Registrant                                      Exhibit 3.2 to the Form
                                                                       10/A No. 2

  4.2    Rights Agreement, dated as of December 8,                     Exhibit 4 to the Registrant's
         2000, between the Registrant and EquiServe                    Current Report on Form 8-K
         Trust Company, N.A., as Rights Agent,                         dated December 8, 2000 and filed
         including the Form of Certificate of                          on December 12, 2000
         Designation, Preferences and Rights of
         Series A Preferred Stock (Exhibit A), Form
         of Rights Certificate (Exhibit B) and Form
         of Summary of Rights (Exhibit C)

 10.1    2000 Long-Term Incentive Plan (As Amended                                                                   X
         by the Board of Directors on February 8, 2002)

 10.3    2000 Outside Directors' Stock Option Plan (As                                                               X
         Amended by the Board of Directors on
         February 8, 2002)

 10.5    Senior Executive Incentive Compensation Plan                  Exhibit A to the Registrant's Proxy
                                                                       Statement dated December 28, 2001
                                                                       for the 2002 Annual Meeting of
                                                                       Stockholders

10.14    2001 Long-Term Incentive Plan (As Amended                                                                   X
         by the Board of Directors on February 8, 2002)