Form 10-Q
period 2002-03-31
SYBRON DENTAL SPECIALTIES INC
filed 2002-05-10
CIK 1121302

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER: 1-16057

                                 ---------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At May 1, 2002, there were 37,942,339 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                                            PAGE
                                                                                                            ----
Part I - FINANCIAL INFORMATION

      Item 1.      Financial Statements..................................................................       1

                   Consolidated Balance Sheets, March 31, 2002 and September 30, 2001....................       1

                   Consolidated Statements of Income for the three and six months ended
                   March 31, 2002 and 2001...............................................................       2

                   Consolidated Statement of Stockholders' Equity and Comprehensive Income for
                   the six months ended March 31, 2002...................................................       3

                   Consolidated Statements of Cash Flows for the six months ended
                   March 31, 2002 and 2001...............................................................       4

                   Notes to Unaudited Consolidated Financial Statements..................................       5

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................................      10

      Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................      27

PART II - OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security Holders...................................      29

      Item 6.      Exhibits and Reports on Form 8-K......................................................      29

SIGNATURE          ......................................................................................      30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  MARCH 31,         SEPTEMBER 30,
                                                                                                     2002               2001
                                                                                                     ----               ----
ASSETS
Current assets:
   Cash and cash equivalents............................................................          $     13,643       $       8,319
   Accounts receivable (less allowance for doubtful receivables of
         $1,562 and $1,657 at March 31, 2002 and September 30, 2001, respectively)......                87,262              92,172
    Inventories (note 2)................................................................                94,947              85,765
    Deferred income taxes...............................................................                 6,036               4,801
    Prepaid expenses and other current assets...........................................                16,875              12,998
                                                                                                ---------------    ----------------
          Total current assets..........................................................               218,763             204,055

    Property, plant and equipment, net of accumulated depreciation of $81,764
       and $78,890 at March 31, 2002 and September 30, 2001, respectively.......                        70,006              68,919
   Intangible assets, net...............................................................               253,146             252,581
   Deferred income taxes................................................................                 9,397              10,382
   Other assets.........................................................................                14,468              13,111
                                                                                                ---------------    ----------------
        Total assets....................................................................          $    565,780       $     549,048
                                                                                                ===============    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................               $12,930             $17,336
   Current portion of long-term debt....................................................                28,046              25,969
     Income taxes payable...............................................................                 6,069               6,727
    Accrued payroll and employee benefits...............................................                18,695              21,315
    Restructuring reserve (note 4)......................................................                 2,688               2,775
    Deferred income taxes...............................................................                 5,584               5,200
   Accrued rebates......................................................................                 2,599               5,421
   Other current liabilities............................................................                 9,788               9,154
                                                                                                ---------------    ----------------
          Total current liabilities.....................................................                86,399              93,897

Long-term debt..........................................................................               323,935             321,536
Deferred income taxes...................................................................                20,878              17,163
Other liabilities.......................................................................                12,881              16,806
Commitments and contingent liabilities:
Stockholders' equity:
       Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding                      --                  --
       Common stock, $.01 par value; authorized 250,000,000 shares,
             37,935,133 and 37,891,458 issued and outstanding at March 31, 2002
             and September 30, 2001, respectively.......................................                   379                 379
   Additional paid-in capital...........................................................                75,277              74,661
   Retained earnings....................................................................                60,373              38,511
   Accumulated other comprehensive (loss)...............................................              (14,342)            (13,905)
                                                                                                ---------------    ----------------
        Total stockholders' equity......................................................               121,687             99,646
                                                                                                ---------------    ----------------
        Total liabilities and stockholders' equity......................................          $    565,780       $    549,048
                                                                                                ===============    ================

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     MARCH 31,                        MARCH 31,
                                                               2002            2001              2002            2001
                                                               ----            ----              ----            ----
    Net sales..........................................     $    124,694   $     112,843     $     222,459   $     211,301
    Cost of sales......................................           53,191          48,820            95,348          91,345
                                                           -------------- ---------------   --------------- ---------------
    Gross profit.......................................           71,503          64,023           127,111         119,956

    Selling, general and administrative expenses.......           39,615          33,902            72,278          66,970
    Amortization of goodwill and other intangible
       assets..........................................            2,511           2,079             5,029           4,285
                                                           -------------- ---------------   --------------- ---------------
         Total selling, general and administrative
    expenses...........................................           42,126          35,981            77,307          71,255
                                                           -------------- ---------------   --------------- ---------------
    Operating income...................................           29,377          28,042            49,804          48,701
    Other income (expense):
         Interest expense..............................          (6,490)         (9,080)          (13,603)        (16,703)

         Amortization of deferred financing fees.......            (211)           (196)             (443)           (303)
         Other, net....................................             (51)             (2)                82            (27)
                                                           -------------- ---------------   --------------- ---------------
    Income before income taxes and extraordinary item..           22,625          18,764            35,840          31,668
    Income taxes.......................................            8,824           7,599            13,978          12,826
                                                           -------------- ---------------   --------------- ---------------
    Income before extraordinary item...................           13,801          11,165            21,862          18,842

    Extraordinary item, net of tax (note 7)............               --              --                --           (498)
                                                           -------------- ---------------   --------------- ---------------
         Net income....................................     $     13,801   $      11,165     $      21,862   $     18,344
                                                           ============== ===============   =============== ===============

    Basic earnings per share (note 6):
         Basic earnings per share before extraordinary
            item........................................     $       0.36   $        0.32     $        0.58   $       0.54

         Extraordinary item............................               --              --                --          (0.02)
                                                           -------------- ---------------   --------------- ---------------
         Basic earnings per share......................     $       0.36   $        0.32     $        0.58   $       0.52
                                                           ============== ===============   =============== ===============

    Diluted earnings per share (note 6):
         Diluted earnings per share before
            extraordinary item.........................     $       0.35   $        0.31     $        0.56   $       0.53

         Extraordinary item............................               --              --                --          (0.02)
                                                           -------------- ---------------   --------------- ---------------
         Diluted earnings per share....................     $       0.35   $        0.31     $        0.56   $       0.51
                                                           ============== ===============   =============== ===============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                     COMMON STOCK                                  ACCUMULATED
                                     ------------         ADDITIONAL                  OTHER          TOTAL           TOTAL
                                NUMBER OF                  PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'  COMPREHENSIVE
                                  SHARES     PAR VALUE     CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY         INCOME
                                  ------     ---------     -------     --------   -------------      ------         ------
  Balance at September 30,
  2001........................  37,891,458   $      379    $ 74,661    $  38,511   $    (13,905)   $    99,646
  Comprehensive income:

      Net income..............          --           --          --       21,862              --        21,862   $       21,862

      Translation adjustment..          --           --          --           --         (2,898)       (2,898)          (2,898)
      Unrealized gain on
       derivative instruments..         --           --          --           --           2,461         2,461            2,461
                                ----------- ------------  ----------  ----------- --------------- ------------- ----------------
      Total comprehensive
       income.................          --           --          --       21,862           (437)                 $       21,425
                                                                                                                ================
  Issuance of common stock
   from options exercised,
   including tax benefit......      43,675           --         616           --              --           616
                                ----------- ------------  ----------  ----------- --------------- -------------
  Balance at March 31, 2002...  37,935,133   $      379    $ 75,277    $  60,373   $    (14,342)   $   121,687
                                =========== ============  ==========  =========== =============== =============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED MARCH 31,
                                                                                                      --------------------------
                                                                                                       2002               2001
                                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................................................................           $     21,862      $      18,344
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation....................................................................                  5,234              5,744
        Amortization....................................................................                  5,029              4,285
        Gain on sales of property, plant and equipment..................................                  (380)               (50)
        Provision for losses on doubtful receivables....................................                    300                551
        Inventory provisions............................................................                    374              1,157
        Deferred income taxes...........................................................                  3,849                482
        Tax benefit from issuance of stock under employee stock plan....................                    135                 --
    CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF BUSINESSES ACQUIRED:
        Decrease in accounts receivable.................................................                  5,576              2,575
        Increase in inventories.........................................................                (9,806)            (4,118)
        Increase in prepaid expenses and other current assets...........................                (3,780)            (5,606)
        Increase/(decrease) in accounts payable.........................................                (4,793)              1,263
        Increase/(decrease) in income taxes payable.....................................                  (658)              1,453
        Decrease in accrued payroll and employee benefits...............................                (2,620)              (322)
        Decrease in restructuring reserve...............................................                   (87)              (520)
        Decrease in other current liabilities...........................................                (2,720)            (1,746)
        Net change in other assets and liabilities......................................                    361              1,071
                                                                                                  --------------    ---------------
           Net cash provided by operating activities....................................                 17,876             24,563
                                                                                                  --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............................................................                (7,054)            (5,206)
     Proceeds from sales of property, plant, and equipment..............................                    505                 81
     Net payments for businesses acquired...............................................                (8,235)            (1,596)
                                                                                                  --------------    ---------------
           Net cash used in investing activities........................................               (14,784)            (6,721)
                                                                                                  --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from credit facility......................................................                134,000            426,160
     Principal payments on credit facility..............................................              (129,558)          (378,807)
     Proceeds from long-term debt.......................................................                    749                250
     Payments on long-term debt.........................................................                  (542)               (93)
     Payment of deferred financing fees.................................................                     --            (5,494)
     Payment of Apogent dividend........................................................                     --           (67,927)
     Capital contributions from Apogent.................................................                     --              4,612
     Cash received from exercise of stock options.......................................                    481                585
     Net change in advances and loans to Apogent........................................                     --              (404)
                                                                                                  --------------    ---------------
           Net cash provided by (used in) financing activities..........................                  5,130           (21,118)
                                                                                                  --------------    ---------------
Effect of exchange rate changes on cash and cash equivalents............................                (2,898)                366
Net increase (decrease) in cash and cash equivalents....................................                  5,324            (2,910)
Cash and cash equivalents at beginning of period........................................                  8,319              5,783
                                                                                                  --------------    ---------------
Cash and cash equivalents at end of period..............................................           $     13,643      $       2,873
                                                                                                  ==============    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest..........................................           $     13,788      $      13,292
                                                                                                  ==============    ===============
      Cash paid during the period for income taxes......................................           $     12,511      $       6,050
                                                                                                  ==============    ===============

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

         The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal periods ended March 31, 2002 and March 31, 2001 are hereinafter referred to as "2002" and "2001," respectively.

         In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 4 and 7 below, all such adjustments were of a normal recurring nature. The results for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

INVENTORIES

2. Inventories at March 31, 2002 and September 30, 2001 consist of the following:

                                                                                   MARCH 31,       SEPTEMBER 30,
                                                                                     2002              2001
                                                                                     ----              ----
Raw materials and supplies.................................................    $       19,752    $       27,753
Work in process............................................................            25,405            14,432
Finished goods.............................................................            49,581            41,323
Inventory reserves.........................................................            (5,448)           (1,544)
LIFO reserve...............................................................             5,657             3,801
                                                                               --------------    --------------
                                                                               $       94,947    $       85,765
                                                                               ==============    ==============

ACQUISITION

3. In the second quarter of fiscal 2002, the Company completed one acquisition. On February 1, 2002, Kerr Corporation, a subsidiary of SDS, acquired certain assets of Surgical Acuity, Inc. ("Surgical Acuity"), the leading manufacturer of magnification and fiber-optic lighting systems for the dental industry. Located in Middleton, Wisconsin, Surgical Acuity's magnification and lighting systems, marketed in the dental market under the Orascoptic Research brand, provide the magnification and illumination needed in performing many dental procedures, and are frequently used by specialists in endodonics, cosmetic dentistry, orthodontics, periodontics, and prosthetic dentistry.

RESTRUCTURING CHARGES

4. In September 2001, the Company recorded a restructuring charge of approximately $2.4 million ($1.5 million after tax) consisting primarily of severance and termination for approximately sixty-three employees located at Ormco's San Diego, California manufacturing facility as a result of the closing of this facility. Of the $2.4 million restructuring charge, approximately $1.7 million is a cash related charge for severance and contractual obligations, while the balance of approximately $0.7 million represents non-cash charges related to exited capital and other assets. SDS believes that the planned sale of the San Diego manufacturing facility will offset the restructuring charge. The proceeds from the planned gain on the sale will be used to pay down debt and reduce interest charges. Work functions currently performed at the facility will be absorbed into the Ormco Glendora, California facility. The closing is expected to be completed by June 30, 2002.

         In September 2000, the Company recorded a restructuring charge of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Prevention Products business segments, respectively), and severance and termination for approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/Europe), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charge, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million is a cash related charge for severance and contractual obligations. The Company completed the 2000 restructuring plan in the first quarter of 2002, along with the remainder of the cash charges.

         In June 1998, SDS recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

         The 2001 restructuring charge activity since September 30, 2001 and its components are as follows:


                                               LEASE   SHUT-DOWN  INVENTORY   FIXED           CONTRACTUAL
                                   SEVERANCE  PAYMENTS   COSTS    WRITE-OFF   ASSETS    TAX   OBLIGATIONS   OTHER     TOTAL
                                   ---------  --------   -----    ---------   ------    ---   -----------   -----     -----
                                      (A)       (B)       (B)        (C)       (C)      (D)       (E)
2001 Restructuring Charge........  $  1,050    $   --   $    --     $   --    $  250  $    --   $   775    $   325  $  2,400
Fiscal 2001 Non-Cash Charges.....        --        --        --         --       250       --       100        300       650
                                   --------    ------   -------     ------    ------  -------   -------    -------  --------
September 30, 2001 and
   March 31, 2002 balances.......  $  1,050    $   --   $    --     $   --    $   --  $    --   $   675    $    25  $  1,750
                                   ========    ======   =======     ======    ======  =======   =======    =======  ========


         The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

                                               LEASE   SHUT-DOWN  INVENTORY   FIXED           CONTRACTUAL
                                   SEVERANCE  PAYMENTS   COSTS    WRITE-OFF   ASSETS    TAX   OBLIGATIONS   OTHER     TOTAL
                                   ---------  --------   -----    ---------   ------    ---   -----------   -----     -----
                                      (A)       (B)       (B)        (C)       (C)      (D)       (E)

2000 Restructuring Charge........  $  1,300    $   --   $    --     $7,600    $  200   $    --  $   100    $   100  $  9,300
Fiscal 2000 Non-Cash Charges.....        --        --        --      7,600       200        --       --         --     7,800
                                   --------    ------   -------     ------    ------   -------  -------    -------  --------
September 30, 2000 balance.......     1,300        --        --         --        --        --      100        100     1,500
Fiscal 2001 Cash Payments........     1,175        --        --         --        --        --       75        100     1,350
                                   --------    ------   -------     ------    ------   -------  -------    -------  --------
September 30, 2001 balance.......       125        --        --         --        --        --       25         --       150
Fiscal 2002 Cash Payments........       125        --        --         --        --        --       25         --       150
                                   --------    ------   -------     ------    ------   -------  -------    -------  --------
March 31, 2002 balance...........  $     --    $   --   $    --     $   --    $   --   $    --  $    --    $    --  $     --
                                   ========    ======   =======     ======    ======   =======  =======    =======  ========

         The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

                                               LEASE   SHUT-DOWN  INVENTORY   FIXED           CONTRACTUAL
                                   SEVERANCE  PAYMENTS   COSTS    WRITE-OFF   ASSETS    TAX   OBLIGATIONS   OTHER     TOTAL
                                   ---------  --------   -----    ---------   ------    ---   -----------   -----     -----
                                      (A)       (B)       (B)        (C)       (C)      (D)       (E)

1998 Restructuring Charge........  $  4,300    $  300   $   400     $4,600    $1,300   $   700  $   900    $ 2,100  $ 14,600
Fiscal 1998 Cash Payments........     1,800        --       100         --        --        --      300      1,400     3,600
Fiscal 1998 Non-Cash Charges.....        --        --        --      4,600     1,300        --       --         --     5,900
                                   --------    ------   -------     ------    ------   -------  -------    -------  --------
September 30, 1998 balance.......     2,500       300       300         --        --       700      600        700     5,100
Fiscal 1999 Cash Payments........     1,300       300       300         --        --        --      300        400     2,600
Adjustments (a)..................     1,200        --        --         --        --        --       --         --     1,200
                                   --------    ------   -------     ------    ------   -------  -------    -------  --------
September 30, 1999 balance.......        --        --        --         --        --       700      300        300     1,300
Fiscal 2000 Cash Payments........        --        --        --         --        --        --      300        100       400
                                   --------    ------   -------     ------    ------   -------  -------    -------  --------
September 30, 2001 and
   March 31, 2002 balances.......  $     --    $   --   $    --     $   --    $   --   $   700  $    --    $   200  $    900
                                   ========    ======   =======     ======    ======   =======  =======    =======  ========


(a) Amount represents the 2001 restructuring charge for severance and termination costs for approximately 63 employees at the Ormco San Diego facility, whose employment will be terminated as a result of the September 2001 restructuring plan (all of whom were notified before September 30, 2001 of the intent to terminate their employment). The planned sale of the Ormco San Diego facility is expected to offset the cost of closing the facility. The closing of the facility is expected to be completed by June 30, 2002. The 2000 restructuring charge represents severance and termination costs for approximately 65 employees whose employment was terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2001 all employment terminations were completed under the 2000 restructuring plan. The 1998 restructuring charge represents severance and termination costs for approximately 165 employees (primarily sales and marketing personnel). As of March 31, 2002, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.

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

         Information on these business segments is summarized as follows:

                                                                           INFECTION
                                             PROFESSIONAL                 PREVENTION
                                                DENTAL     ORTHODONTICS    PRODUCTS     ELIMINATIONS   TOTAL SDS
                                                ------     ------------    --------     ------------   ---------

THREE MONTHS ENDED MARCH 31, 2002
Revenues:
   External customer.......................   $   69,175  $     46,369   $     9,150   $        --   $    124,694
   Intersegment (a)........................          193         2,093             5        (2,291)            --
      Total revenues.......................       69,368        48,462         9,155        (2,291)       124,694
Gross profit...............................       40,143        26,184         5,176            --         71,503
Selling, general and administrative........       21,143        16,986         3,997            --         42,126
Operating income...........................       19,000         9,198         1,179            --         29,377

THREE MONTHS ENDED MARCH 31, 2001
Revenues:
   External customer.......................   $   59,147  $     47,246   $     6,450   $        --   $    112,843
   Intersegment (a)........................          553         1,766             1        (2,320)            --
      Total revenues.......................       59,700        49,012         6,451        (2,320)       112,843
Gross profit...............................       33,104        27,580         3,339            --         64,023
Selling, general and administrative........       16,780        16,149         3,052            --         35,981
Operating income...........................       16,324        11,431           287            --         28,042


(a) Includes the elimination of intergroup activity in the three months ended
    March 31, 2002 and 2001.


                                                                           INFECTION
                                             PROFESSIONAL                 PREVENTION
                                                DENTAL     ORTHODONTICS    PRODUCTS     ELIMINATIONS   TOTAL SDS
                                                ------     ------------    --------     ------------   ---------

SIX MONTHS ENDED MARCH 31, 2002
Revenues:
   External customer.......................   $  120,246  $     86,448   $    15,765   $        --   $    222,459
   Intersegment (a)........................          520         3,888             8        (4,416)            --
      Total revenues.......................      120,766        90,336        15,773        (4,416)       222,459
Gross profit...............................       69,607        48,996         8,508            --        127,111
Selling, general and administrative........       36,990        33,310         7,007            --         77,307
Operating income...........................       32,617        15,686         1,501            --         49,804
Segment assets
   (as of March 31, 2002)..................      336,727       180,837        48,216            --        565,780



SIX MONTHS ENDED MARCH 31, 2001
Revenues:
   External customer.......................   $  108,487  $     89,934   $    12,880   $        --   $    211,301
   Intersegment (a)........................          915         3,335             1        (4,251)            --
      Total revenues.......................      109,402        93,269        12,881        (4,251)       211,301
Gross profit...............................       60,214        53,332         6,410            --        119,956
Selling, general and administrative........       32,151        33,088         6,016            --         71,255
Operating income...........................       28,063        20,244           394            --         48,701


(a) Includes the elimination of intergroup activity in the six months ended March 31, 2002 and 2001.

EARNINGS PER SHARE

6. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. The basic weighted average number of shares outstanding were 37,918,209 and 35,136,095 for the quarters ended March 31, 2002 and 2001, respectively. For the six month periods ended March 31, 2002 and 2001, the basic weighted average number of shares outstanding were 37,906,240 and 35,122,241, respectively. The number of incremental fully diluted shares were 1,414,577 and 1,332,741 for the quarters ended March 31, 2002 and 2001, respectively. For the six month periods ended March 31, 2002 and 2001, the number of incremental fully diluted shares were 1,399,569 and 688,534, respectively, and represent the dilutive effect of options outstanding. The number of anti-dilutive shares for the quarter and six month period ended March 31, 2001 was 1,461 for both periods. There were no anti-dilutive shares for the quarter and six month periods ended March 31, 2002.

EXTRAORDINARY CHARGE

7. The extraordinary item represents the SDS allocation of the write-off of Apogent's deferred financing fees associated with the termination of Apogent's credit agreement due to the spin-off.

SUBSEQUENT EVENT

8. The Company has signed a commitment letter to replace the current credit facility with a combination of a new credit facility and senior subordinated debt. The anticipated benefits associated with the refinancing include, among others; establishing part of the capital structure long-term at an attractive rate, facilitation of financing for future acquisitions, greater liquidity, and reduced reliance on banks as a source of capital. The anticipated risks associated with the refinancing include, among others, refinancing costs which could reduce the Company's net income, the impact on the Company's hedging strategy and one-time charges associated with the replacement of the current credit facility. The Company anticipates having the new credit facility and senior subordinated debt in place by the end of the third fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When we use the terms "we", "us" or "our" in this report, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2002 and 2001 refer to the second quarters of fiscal 2002 and 2001, respectively.

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

         - Orthodontics--we engineer, manufacture, market, and distribute an array of consumable orthodontic products, and endodontic products used in root canal therapy, worldwide; and

         - Infection Prevention Products--we develop, manufacture, market, and distribute consumable infection prevention products to the dental and medical markets. Prior to fiscal year 2002 this segment was referred to as the Infection Control Products segment. The name was changed to more accurately describe the products of this segment.

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

         Net sales for the fiscal quarter and year to date periods ended March 31, 2002 grew from the corresponding prior year periods. Net sales for the second quarter of fiscal 2002 increased by 10.5% from the corresponding fiscal 2001 period, while year to date net sales increased by 5.3% from the comparable prior year period. Operating income for the second quarter of fiscal 2002 increased by 4.8% from the corresponding fiscal 2001 period, while year to date operating income increased by 2.3% from the comparable prior year period, primarily due to increased net sales.

         Domestic sales for the quarter and year to date periods ended March 31, 2002 were higher by 11.4% and 3.3%, respectively, from the corresponding fiscal 2001 periods. International sales increased by 9.1% and 8.2% for the quarter and year to date periods ended March 31, 2002, respectively, from the corresponding fiscal 2001 periods. Without the negative currency effects, international sales growth would have been 13.2% and 10.0% for the quarter and year to date periods, respectively, from the corresponding fiscal 2001 periods.

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

FUTURE CHARGES AND EVENTS

         We are in the process of evaluating the impact of changing to the FIFO method of inventory valuation on all of our inventories. In the event that we adopt such a change, we will recognize certain non-cash charges and we will restate our current and prior period consolidated financial statements in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Based on preliminary estimates, we expect that, if we implement the change, our restated results of operations will be lower than our historically depicted results of operations. In addition, we expect that we would record a one-time charge directly to stockholders equity.

         We are formulating a restructuring plan for our European operations which we expect to finalize in fiscal 2002. The amount of the resulting restructuring charge, and the portion which will represent cash charges, will not be known until the plan is finalized. However, based on our current, preliminary estimates, we expect this charge to be in the $2.0 to $3.0 million range.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001

         Net Sales

                                                     FISCAL           FISCAL          DOLLAR          PERCENT
NET SALES: (IN THOUSANDS)                             2002             2001           CHANGE          CHANGE
                                                      ----             ----           ------          ------


Professional Dental.........................    $       69,175    $      59,147    $      10,028            17.0%
Orthodontics................................            46,369           47,246             (877)           (1.9)
Infection Prevention Products...............             9,150            6,450            2,700            41.9
                                                --------------    -------------    -------------    ------------
Total Net Sales.............................    $      124,694    $     112,843    $      11,851            10.5%
                                                ==============    =============    =============    ============

         Overall Company. Net sales for the second quarter of fiscal 2002 increased by $11.9 million or 10.5% from the corresponding fiscal 2001 quarter.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of products from acquired companies (approximately $6.7 million), (b) increased net sales of existing products (approximately $3.3 million), and (c) net sales of new products (approximately $1.1 million). The increase in net sales was partially offset by:
(a) unfavorable foreign currency fluctuations (approximately $0.8 million) and
(b) increased rebate expense (approximately $0.2 million).

         Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $1.2 million), (b) unfavorable foreign currency fluctuations (approximately $1.0 million), and (c) increased rebate expense (approximately $0.1 million). The decrease in net sales was partially offset by the net sales of new products (approximately $1.4 million).

         Infection Prevention Products. Increased net sales in the Infection Prevention Products segment resulted primarily from: (a) increased net sales of existing products (approximately $1.7 million) and (b) net sales of products from an acquired company (approximately $1.0 million).

         Gross Profit


                                FISCAL        PERCENT OF      FISCAL     PERCENT OF       DOLLAR       PERCENT
GROSS PROFIT: (IN THOUSANDS)     2002            SALES         2001         SALES         CHANGE       CHANGE
                                 ----            -----         ----         -----         ------       ------

Professional Dental.........  $   40,143         58.0%      $  33,104        56.0%      $   7,039        21.3%
Orthodontics................      26,184         56.5          27,580        58.4          (1,396)       (5.1)
Infection Prevention
    Products................       5,176         56.6           3,339        51.8           1,837        55.0
                              ----------      -------       ---------     -------       ---------     -------
    Total Gross Profit......  $   71,503         57.3%      $  64,023        56.7%      $   7,480        11.7%
                              ==========      =======       =========     =======       =========     =======

         Overall Company. Gross profit for the quarter ended March 31, 2002 increased by $7.5 million or 11.7% from the corresponding fiscal 2001 quarter.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $3.4 million), (b) increased unit volume of existing products (approximately $1.8 million), (c) a favorable product mix (approximately $1.8 million), (d) unit volume relating to new products (approximately $0.8 million), and (e) favorable manufacturing variances (approximately $0.7 million). The increase in gross profit was partially offset by: (a) inventory reserve adjustments (approximately $1.1 million, of which approximately $0.3 million is due to standard cost adjustments, physical inventory adjustments of approximately $0.3 million, increased royalty expense of approximately $0.3 million, an increase in obsolescence of approximately $0.1 million and an increase in the LIFO provision of approximately $0.1 million),
(b) increased rebate expense (approximately $0.2 million), and (c) an unfavorable exchange rate effect (approximately $0.1 million).

         Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) an unfavorable exchange rate effect (approximately $1.0 million), (b) decreased net sales of existing products (approximately $0.7 million), (c) unfavorable product mix margins (approximately $0.7 million), (d) increased rebate expense (approximately $0.1 million), and (e) unfavorable manufacturing variances (approximately $0.1 million). The decrease in gross profit was partially offset by: (a) unit volume relating to new products (approximately $0.8 million) and (b) inventory reserve adjustments (approximately $0.4 million, of which approximately $2.4 million is due to a reduction in the LIFO provision, partially offset by an increase in obsolescence of approximately $1.8 million and an increase in royalty expense of approximately $0.2 million).

         Infection Prevention Products. Gross profit in the Infection Prevention Products segment increased primarily from: (a) increased unit volume of existing products (approximately $1.3 million), (b) margins relating to the net sales of products from the acquired company (approximately $0.4 million), and (c) inventory reserve adjustments (approximately $0.1 million which is related to a decrease in obsolescence).

         Selling, General and Administrative Expenses


SELLING GENERAL AND ADMINISTRATIVE      FISCAL         PERCENT OF     FISCAL      PERCENT OF      DOLLAR       PERCENT
EXPENSES: (IN THOUSANDS)                 2002            SALES         2001         SALES         CHANGE       CHANGE
                                         ----            -----         ----         -----         ------       ------

Professional Dental.........          $   21,143         30.6%      $  16,780        28.4%      $   4,363        26.0%
Orthodontics................              16,986         36.6          16,149        34.2             837         5.2
Infection Prevention
    Products................               3,997         43.7           3,052        47.3             945        31.0
                                      ----------      -------       ---------     -------       ---------     -------
Total Selling General and
    Administrative
    Expenses................          $   42,126         33.8%      $  35,981        31.9%      $   6,145        17.1%
                                      ==========      =======       =========     =======       =========     =======

         Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2002 increased by $6.1 million or 17.1% from the corresponding fiscal 2001 quarter.

                  Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses related to acquisitions (approximately $2.6 million), (b) increased general and administrative expenses (approximately $1.1 million), (c) increased research and development expenses (approximately $0.3 million), (d) an increase in amortization expense of goodwill and other intangible assets (approximately $0.3 million), and (e) increased selling and marketing expenses (approximately $0.2 million). The increase in selling, general and administrative expenses was partially offset by a decrease in expenses relating to foreign currency fluctuations (approximately $0.2 million).

         Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $1.3 million) and (b) increased research and development expenses (approximately $0.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) a decrease in expenses related to foreign currency fluctuations (approximately $0.4 million) and (b) decreased general and administrative expenses (approximately $0.2 million).

         Infection Prevention Products. Increased selling, general and administrative expenses in the Infection Prevention Products segment resulted primarily from: (a) increased selling and marketing expenses (approximately $0.5 million), (b) increased general and administrative expenses (approximately $0.3 million), (c) expenses related to acquisition (approximately $0.1 million), and
(d) an increase in amortization expense of goodwill and other intangible assets (approximately $0.1 million).

         Operating Income

OPERATING INCOME:               FISCAL        PERCENT OF      FISCAL     PERCENT OF       DOLLAR       PERCENT
(IN THOUSANDS)                   2002            SALES         2001         SALES         CHANGE       CHANGE
                                 ----            -----         ----         -----         ------       ------

Professional Dental.........  $   19,000         27.5%      $  16,324        27.6%      $   2,676        16.4%
Orthodontics................       9,198         19.8          11,431        24.2          (2,233)      (19.5)
Infection Prevention
    Products................       1,179         12.9             287         4.4             892       310.8
                              ----------      -------       ---------     -------       ---------     -------
Total Operating Income......  $   29,377         23.6%      $  28,042        24.9%      $   1,335         4.8%
                              ==========      =======       =========     =======       =========     =======

         As a result of the foregoing, operating income in the second quarter of fiscal 2002 increased by 4.8% or $1.3 million above operating income in the corresponding quarter of fiscal 2001.

         Interest Expense

         Interest expense was $6.5 million in the second quarter of fiscal 2002, a decrease of $2.6 million from the corresponding fiscal 2001 quarter. The decrease resulted from reduced average debt balances in the second quarter of fiscal 2002 and reduced average interest rates on our credit facility.

         Income Taxes

         Taxes on income in the second quarter of fiscal 2002 were approximately $8.8 million, an increase of $1.2 million for the corresponding fiscal 2001 quarter. The increase was due primarily to higher taxable earnings.

         Net Income

         As a result of the foregoing, we had net income of $13.8 million in the quarter ended March 31, 2002, as compared to net income of $11.2 million in the corresponding fiscal 2001 period.

         Depreciation and Amortization

         Depreciation and amortization expense of goodwill and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense of goodwill and other intangible assets decreased $0.1 million in the second quarter of fiscal 2002 compared to the same period in the prior year primarily due to foreign currency impact on routine depreciation expense of capital equipment, and the impact of fully depreciated assets.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

         Net Sales


                                                     FISCAL           FISCAL          DOLLAR           PERCENT
NET SALES: (IN THOUSANDS)                             2002             2001           CHANGE           CHANGE
                                                      ----             ----           ------           ------

Professional Dental.........................    $      120,246    $     108,487    $      11,759            10.8%
Orthodontics................................            86,448           89,934           (3,486)           (3.9)
Infection Prevention Products...............            15,765           12,880            2,885            22.4
                                                --------------    -------------    -------------    ------------
Total Net Sales.............................    $      222,459    $     211,301    $      11,158             5.3%
                                                ==============    =============    =============    ============

         Overall Company. Net sales for the first six months of fiscal 2002 increased by $11.2 million or 5.3% from the corresponding fiscal 2001 period.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $11.5 million), (b) net sales of new products (approximately $1.4 million), (c) net sales of existing products (approximately $0.2 million), and (d) reduced rebate expense (approximately $0.2 million). The increase in net sales was partially offset by: (a) the loss of the net sales of last year's exited product lines (approximately $0.8 million) and (b) unfavorable foreign currency fluctuations (approximately $0.7 million).

         Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $3.3 million), (b) the loss of the net sales of last year's exited product lines (approximately $1.3 million), and (c) unfavorable foreign currency fluctuations (approximately $0.8 million). The decrease in net sales was partially offset by:
(a) net sales of new products (approximately $1.7 million), (b) reduced rebate expenses (approximately $0.1 million), and (c) the net sales of products from an acquired company (approximately $0.1 million).

         Infection Prevention Products. Increased net sales in the Infection Prevention Products segment resulted primarily from: (a) increased net sales of existing products (approximately $1.4 million) and (b) the net sales of products from an acquired company (approximately $1.5 million).

         Gross Profit

                                FISCAL        PERCENT OF      FISCAL     PERCENT OF       DOLLAR       PERCENT
GROSS PROFIT: (IN THOUSANDS)     2002            SALES         2001         SALES         CHANGE       CHANGE
                                 ----            -----         ----         -----         ------       ------

Professional Dental.........  $   69,607         57.9%      $  60,214        55.5%      $   9,393        15.6%
Orthodontics................      48,996         56.7          53,332        59.3          (4,336)       (8.1)
Infection Prevention
    Products................       8,508         54.0           6,410        49.8           2,098        32.7
                              ----------      -------       ---------     -------       ---------     -------
    Total Gross Profit......  $  127,111         57.1%      $ 119,956        56.8%      $   7,155         6.0%
                              ==========      =======       =========     =======       =========     =======

         Overall Company. Gross profit for the six months ended March 31, 2002 increased by $7.2 million or 6.0% from the corresponding fiscal 2001 period.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $5.9 million), (b) a favorable product mix (approximately $2.2 million), (c) favorable manufacturing variances (approximately $2.1 million), (d) unit volume relating to new products (approximately $1.0 million), and (e) decreased rebate expense (approximately $0.2 million). The increase in gross profit was partially offset by: (a) inventory reserve adjustments (approximately $1.2 million, of which approximately $0.5 million is due to physical inventory adjustments, increased royalty expense of $0.3 million, standard cost revisions of approximately $0.3 million and an increase in obsolescence of approximately $0.1 million), (b) margins lost from the prior year's exited products lines (approximately $0.4 million), (c) an unfavorable exchange rate effect (approximately $0.3 million), and (d) decreased net sales of existing products (approximately $0.1 million).

         Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.0 million), (b) unfavorable product mix margins (approximately $1.7 million), (c) unfavorable manufacturing variances (approximately $1.4 million), (d) margins lost from the prior year's exited products (approximately $0.8 million), and (e) an unfavorable exchange rate effect (approximately $0.8 million). The decrease in gross profit was partially offset by: (a) inventory reserve adjustments (approximately $1.2 million, of which approximately $2.7 million is due to a decrease in the LIFO provision, standard cost revisions of approximately $0.2 million, partially offset by an increase in obsolescence of approximately $1.3 million, an increase in royalty expense of approximately $0.2 million, and a decrease in royalty income of approximately $0.2 million), (b) unit volume relating to new products (approximately $1.0 million), (c) margins relating to the net sales of products from acquired companies (approximately $0.1 million), and (d) decreased rebate expense (approximately $0.1 million).

         Infection Prevention Products. Increased gross profit in the Infection Prevention Products segment resulted primarily from: (a) increased net sales of existing products (approximately $1.3 million), (b) margins relating to the net sales of products from the acquired company (approximately $0.7 million), and
(c) inventory reserve adjustments (approximately $0.1 million which is related to a decrease in obsolescence).

         Selling, General and Administrative Expenses



SELLING GENERAL AND ADMINISTRATIVE    FISCAL      PERCENT OF      FISCAL     PERCENT OF       DOLLAR       PERCENT
EXPENSES: (IN THOUSANDS)               2002         SALES          2001        SALES          CHANGE       CHANGE
                                       ----         -----          ----        -----          ------       ------

Professional Dental.........       $   36,990         30.8%      $  32,151        29.6%      $   4,839        15.1%
Orthodontics................           33,310         38.5          33,088        36.8             222         0.7
Infection Prevention
    Products................            7,007         44.4           6,016        46.7             991        16.5
                                   ----------      -------       ---------     -------       ---------     -------
Total Selling General and
    Administrative
    Expenses................       $   77,307         34.8%      $  71,255        33.7%      $   6,052         8.5%
                                   ==========      =======       =========     =======       =========     =======

         Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2002 increased by $6.1 million or 8.5% from the corresponding fiscal 2001 period.

         Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses related to acquisitions (approximately $4.0 million), (b) increased amortization expense of goodwill and other intangible assets (approximately $0.6 million), (c) increased research and development expenses (approximately $0.3 million), (d) increased general and administrative expenses (approximately $0.2 million), and (e) increased selling and marketing expenses (approximately $0.1 million). The increase in selling, general and administrative expenses was partially offset by a decrease in expenses related to foreign currency fluctuations (approximately $0.4 million).

         Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $1.9 million), (b) increased research and development expenses (approximately $0.3 million), and (c) expenses related to acquisitions (approximately $0.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased general and administrative expenses (approximately $1.4 million), (b) a decrease in expenses related to foreign currency fluctuations (approximately $0.6 million), and (c) decreased amortization expense of goodwill and other intangible assets (approximately $0.1 million).

         Infection Prevention Products. Increased selling, general and administrative expenses in the Infection Prevention Products segment resulted primarily from: (a) increased general and administrative expenses (approximately $0.4 million), (b) increased selling and marketing expenses (approximately $0.3 million), (c) increased amortization expense of goodwill and other intangible assets (approximately $0.2 million), and (d) expenses related to acquisitions (approximately $0.1 million).

         Operating Income


OPERATING INCOME:               FISCAL        PERCENT OF      FISCAL     PERCENT OF       DOLLAR       PERCENT
(IN THOUSANDS)                   2002            SALES         2001         SALES         CHANGE       CHANGE
                                 ----            -----         ----         -----         ------       ------

Professional Dental.........  $   32,617         27.1%      $  28,063        25.9%      $   4,554        16.2%
Orthodontics ...............      15,686         18.1          20,244        22.5          (4,558)      (22.5)
Infection Prevention
    Products................       1,501          9.5             394         3.1           1,107       281.0
                              ----------      -------       ---------     -------       ---------     -------
Total Operating Income......  $   49,804         22.4%      $  48,701        23.0%      $   1,103         2.3%
                              ==========      =======       =========     =======       =========     =======

         As a result of the foregoing, operating income in the first six months of fiscal 2002 increased by 2.3% or $1.1 million above operating income in the corresponding period of fiscal 2001.

         Interest Expense

         Interest expense was $13.6 million in the first six months of fiscal 2002, a decrease of $3.1 million from the corresponding fiscal 2001 period. The decrease resulted from reduced average debt balances in the first six months of fiscal 2002 and reduced average interest rates on our credit facility.

         Income Taxes

         Taxes on income in the first six months of fiscal 2002 were $14.0 million, an increase of $1.2 million from the corresponding fiscal 2001 period. Increased taxable earnings in the current period were offset by a slightly lower tax rate.

         Income Before Extraordinary Item

         As a result of the foregoing, we had income before extraordinary item of $21.9 million in the first six months of fiscal 2002 as compared to income before extraordinary item of $18.8 million in the corresponding fiscal 2001 period.

         Extraordinary Item

         Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees in the quarter ending December 31, 2000. This resulted in an after tax write-off of $0.5 million that was allocated to SDS.

         Net Income

         As a result of the foregoing, we had net income of $21.9 million in the first six months of fiscal 2002, as compared to net income of $18.3 million in the corresponding fiscal 2001 period.

         Depreciation and Amortization

         Depreciation and amortization expense of goodwill and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense of goodwill and other intangible assets increased $0.2 million in the first six months of fiscal 2002 compared to the same period in the prior year primarily due to amortization expenses of goodwill and other intangible assets related to acquisitions of approximately $0.7 million, offset by a reduction in depreciation expense of capital equipment due to foreign currency fluctuations and the impact of fully depreciated assets.

         Critical Accounting Policies

         We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and are inherently uncertain. As a result, changes in estimates, assumptions and general market conditions on which our judgments and estimates are based, could cause actual results to differ materially from future expected results.

- Intangible Assets - Intangible assets, other than goodwill, are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Goodwill (excess costs over net asset values of acquired businesses) recorded prior to June 30, 2001, is amortized over 5 to 40 years, proprietary technology, trademarks, and other intangibles are amortized over 7 to 40 years, 9 years, and 3 to 17 years, respectively. Goodwill recorded subsequent to June 30, 2001 is not being amortized to earnings, but is to be reviewed for impairment on an annual basis in accordance with the implementation of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". We have applied SFAS No. 141 in our preliminary allocation of the purchase price of the Surgical Acuity business. Accordingly, we identified and allocated a value to the purchase of the intangible assets of less than $0.1 million related to licensing agreements, and goodwill related to the purchase of $5.9 million. The intangible relating to licensing is being amortized to earnings over a period of 15 years, while the goodwill related to the purchase is not being amortized to earnings, but reviewed on an annual basis for impairment, in accordance with SFAS No. 142. See "New Accounting Pronouncements" below for additional information relating to the treatment of goodwill beginning October 1, 2002.

- Revenue Recognition - We recognize revenue upon shipment of products, when the risks and rewards of ownership are passed, when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectability of the sales price is reasonably assured. A large portion of our sales of Professional Dental products is sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. We are not obligated to allow for returns. Additionally, we accrue rebates based upon our various pricing programs. These rebates are accounted for as a reduction of revenue. The allowance for doubtful receivables is reviewed and adjusted periodically. Accounts that are judged to have a collection uncertainty are reserved for, in part or in total, based on management's estimate of the collectable balance.

 - Inventories - Periodically we review our inventory for potentially excess and/or obsolete items by comparing the historical demand to the expected future demand and adjust our obsolescence reserves accordingly. Certain domestic inventories are valued on the last-in, first-out (LIFO) method with the remaining inventories valued on the first-in, first-out method
     (FIFO). If circumstances change (i.e., unexpected shifts in market demand) there could be a material impact on the net realizable value of the inventory. We are in the process of evaluating the impact of changing to the FIFO method of inventory valuation on all of our inventories. In the event that we adopt such a change, we will recognize certain non-cash charges and we will restate our current and prior period consolidated financial statements in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Based on preliminary estimates, we expect that, if we implement the change, our restated results of operations will be lower than our historically depicted results of operations. In addition, we expect that we would record a one-time charge directly to stockholders equity.

- Derivative Financial Instruments - We use derivative financial instruments to manage our foreign currency, interest rate exposures, and a certain net investment. We do not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of our risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

         New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the Statement and is effective for fiscal years beginning after December 15, 2001, which for calendar year-end companies is January 1, 2002. Early application is permitted for entities with fiscal years beginning after March 31, 2001, provided that the first interim financial statements have not been previously issued. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year.

         We have historically amortized our goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, we will cease amortizing our goodwill and certain intangible assets as defined in SFAS No. 142. We anticipate adopting SFAS No. 142 as of the beginning of fiscal year 2003 (i.e. October 1, 2002). We recorded amortization expense of goodwill and other intangible assets in the amount of $5.0 million and $4.3 million for the six month periods ended March 31, 2002 and 2001, respectively. Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets will not be recorded in future periods.

         Further, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset and goodwill for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle. Impairment will first be assessed by identifying our reporting units and determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and comparing the fair value of each reporting unit to the reporting unit's carrying amount. To the extent that the carrying amount of each reporting unit exceeds its fair value, impairment will be measured as the amount by which the reporting unit's net assets and liabilities (recorded and unrecorded) exceed its fair value. We have not fully determined the effect of adopting SFAS No. 142.

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

         Approximately $17.9 million of cash was generated from operating activities in the first six months of fiscal 2002, as compared to approximately $24.6 million from the same period of the prior year. The approximate $6.7 million decrease in cash flows from operations was primarily due to: (a) a decrease in the net change in accounts payable from the prior year period of approximately $6.1 million, (b) an increase in the net change in inventories from the comparable prior year period of approximately $5.7 million, (c) a decrease in the net change in accrued payroll and employee benefits for the current year period as compared to the prior year of approximately $2.3 million,
(d) a decrease in the net change of income taxes payable from the prior year period of approximately $2.1 million, (e) a decrease in the net change in other current liabilities from the prior year period of approximately $1.0 million,
(f) a decrease in inventory provisions from the prior year period of approximately $0.8 million, (g) a decrease in the net change in other assets and liabilities of approximately $0.7 million from the prior year period, (h) a decrease in depreciation expense from the prior year period of approximately $0.5 million, (i) a net change in the gain on sale of property, plant and equipment from the prior year period of approximately $0.3 million and (j) a decrease in the provision for losses on doubtful accounts from prior year period of approximately $0.2 million. The decreases in cash flows from operations were partially offset by the following: (a) increased earnings compared to the prior year period of approximately $3.5 million, (b) an increase in the net change in deferred income taxes from the prior year period of approximately $3.4 million
(c) an increase in the net change in accounts receivable from the prior year period of approximately $3.0 million, (d) an increase in the net change in prepaid expenses and other current assets from the prior year period of approximately $1.8 million, (e) an increase in amortization expense of goodwill and other intangible assets from the prior year period of approximately $0.7 million, (f) an increase in the net change in the restructuring reserve of approximately $0.4 million, and (g) a tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.1 million recorded in fiscal 2002.

         Approximately $14.8 million of cash was used in investing activities in the first six months of 2002, an increase of approximately $8.1 million from the same period of fiscal 2001. The increase was primarily due to: (a) the increase in payments for acquisitions from the prior year period of approximately $6.6 million and (b) an increase in capital expenditures of approximately $1.8 million from the prior year period, partially offset by increased proceeds from the sales of property, plant and equipment from the prior year of approximately $0.4 million.

         Approximately $5.1 million of cash was provided by financing activities in the first six months of fiscal 2002 as compared to cash used in the prior year financing activities of approximately $21.1 million. The approximate $26.2 million increase in cash provided by financing activities from the prior year was primarily attributed to: (a) the elimination of cash dividend payments to Apogent in fiscal 2002 from the prior year period of approximately $67.9 million (as a result of the spin-off), (b) the decrease in deferred financing fees from the prior year period of approximately $5.5 million, and (c) the net change in advances and loans to Apogent from the prior year period of approximately $0.4 million (also as a result of the spin-off). The increase in cash provided by financing activities was partially offset by: (a) an increase in the net loan payments of approximately $42.9 million from the prior year period, (b) the decrease in capital contributions from Apogent from the prior year period of approximately $4.6 million (as a result of the spin-off), and (c) a decrease in cash received from the exercise of stock options of approximately $0.1 million.

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

         The Tranche A Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 1% to 1.75% or (ii) the federal funds rate plus an additional 1.5% to 2.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits with an additional 2% to 2.75% depending upon certain financial ratios. The highest applicable percentage on the grid was in place through March 31, 2002. Repayments under the Tranche A Term Loan are due in quarterly installments, which began on March 31, 2001. As of March 31, 2002, the remaining amounts due in fiscal 2002, 2003, 2004 and 2005 are $12.5 million, $28.75 million, $33.75 million and $37.23 million, respectively. As of March 31, 2002 the amount outstanding on the Tranche A Term Loan was $112.2 million. The average interest rate at March 31, 2002 on the Tranche A Term Loan was 6.72%.

         The Tranche B Term Loan bears interest, at the option of the Term Loan Borrowers, equal to: (a) the higher of (i) the rate from time to time publicly announced by ABN AMRO Bank N.V. as its prime rate plus 2.75% or (ii) the federal funds rate plus 3.25% depending upon certain financial ratios or (b) the adjusted interbank offered rate for Eurodollar deposits plus 3.75%. Repayments under the Tranche B Term Loan are due in quarterly installments, which began on March 31, 2001. As of March 31, 2002, the remaining amounts due in 2002, 2003, 2004, 2005, 2006, and 2007 are $0.7 million, $1.5 million, $1.5 million, $1.5 million, $53.8 million and $71.3 million, respectively, with the final payment of $12.3 million due in November 2007. As of March 31, 2002 the amount outstanding on the Tranche B Term Loan was $142.6 million. The average interest rate at March 31, 2002 on the Tranche B Term Loan was 8.32%.

         Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDM pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging from 0.375% to 0.5% depending on certain financial ratios. As of March 31, 2002, we were required to pay the highest end of the range. The Revolving Credit Facility also provides for the issuance of standby letters of credit and swing line loans of credit as required in the ordinary course of business, subject to certain sublimits. As of March 31, 2002 the amount outstanding under the Revolving Credit Facility was $84.5 million. The average interest rate at March 31, 2002 on the Revolving Credit Facility was 6.71%.

         The SDS Credit Facility contains numerous financial and operating covenants, including, among others: restrictions on acquisitions and investments; requirements that we maintain certain financial ratios; restrictions on our ability to incur indebtedness or to create or permit liens, or to pay cash dividends; and limitations on incurrence of additional indebtedness. Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at March 31, 2002.

         The SDS Credit Facility is secured by our domestic real and personal property assets and a pledge of capital stock of SDM, Kerr, Ormco, and certain other material domestic and foreign SDS subsidiaries.

         As a result of the terms of the SDS Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of March 31, 2002, we had six interest rate swaps outstanding aggregating a notional amount of $199.7 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swaps' expiration dates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable Eurodollar Rate Margin. The swap agreement rates and durations are as follows:



EXPIRATION DATE            NOTIONAL AMOUNT      SWAP AGREEMENT DATE       SWAP AGREEMENT RATE       SWAP EFFECTIVE DATE
---------------            ---------------      -------------------       -------------------       -------------------

September 15, 2002           $25.0 million           February 23, 2001          5.00%                    March 15, 2001
September 15, 2002           $35.0 million           February 23, 2001          5.00%                    June 15, 2001
January 18, 2005             $70.0 million           December 22, 2000          5.78%                    January 16, 2001
February 16, 2005            $10.0 million           January 24, 2001           5.69%                    February 16, 2001
March 31, 2005               $29.9 million           January 2, 2001            5.65%                    March 30, 2001
March 31, 2005               $29.9 million           January 2, 2001            5.58%                    March 30, 2001

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

         The Revolving Credit Facility provides up to $150 million in available credit. At March 31, 2002, there was approximately $63.6 million of available credit under the Revolving Credit Facility. The Tranche A Term Loan had an outstanding balance of $112.2 million at March 31, 2002, and the Tranche B Term Loan had an outstanding balance of $142.6 million at March 31, 2002.

         While cash provided from operating activities may be impacted by lower revenues due to the slowing economy and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under the SDS Credit Facility, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case.

         Sale/Leaseback: In 1988, we completed the sale and leaseback (the "Sale/Leaseback") of our then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was treated as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

         The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased from $1.3 million to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback was amended to extend the leases an additional 5 years, increase the basic rent by $0.15 million per year, and provides us the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

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

         Disclosures of Commitments and Contingencies Table

         The following table represents a comprehensive list of our contractual obligations and commitments for the twelve month periods ending March 31:


                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------
                                                                       (IN THOUSANDS)

                                             2003       2004      2005       2006       2007     THEREAFTER    TOTAL
                                             ----       ----      ----       ----       ----     ----------    -----

Long-term debt.......................     $ 28,046   $ 33,211   $ 38,169   $ 36,731   $ 71,701   $ 144,123   $ 351,981
Standby letters of credit............        1,853         --         --         --         --       1,629       3,482
Operating leases.....................        4,952      4,210      3,303      2,486      1,935       5,968      22,854
                                          --------   --------   --------   --------   --------   ---------   ---------
    Total Contractual Cash
      Obligation.....................     $ 34,851   $ 37,421   $ 41,472   $ 39,217   $ 73,636   $ 151,720   $ 378,317
                                          ========  =========   ========  =========   ========  ==========   =========


         We believe that the cash flow from our operations, unused amounts available under our credit facility, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case.

         We have signed a commitment letter to replace our current credit facility with a combination of a new credit facility and senior subordinated debt. See note 8 of the Notes to Unaudited Consolidated Financial Statements, "Subsequent Event."

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

         Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

         - As of March 31, 2002, we had $352.0 million in total debt, and $121.7 million in stockholders' equity. This level of indebtedness could have significant consequences, including:
                  (a) limiting the cash flow available for working capital, capital expenditures, acquisitions, and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; (b) limiting our ability to obtain additional financing in the future for working capital or other purposes; (c) limiting our ability to create or permit liens or to pay cash dividends; and (d) limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.

                  In addition, our credit facilities contain numerous restrictive operating and financial covenants, which could limit our operating flexibility. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. At March 31, 2002, approximately $84.5 million of our indebtedness was incurred under our Revolving Credit Facility. Increases in interest rates would adversely affect our cash flows and therefore our results of operations. In addition, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and prevent us from pursuing business opportunities of value to our stockholders.

         - Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental Business segment include 3M Corporation and its affiliate ESPE GmbH & Co., Dentsply International Inc.; Ivoclar and GC America, Inc., in the Orthodontics business segment, we compete with companies such as American Orthodontics, GAC Orthodontics, a subsidiary of Dentsply, and Unitek, a subsidiary of 3M Corporation; and in the Infection Prevention Products business segment, our principal competitors include Johnson and Johnson, Steris Corporation, and Ecolab, Inc. We may face increased competition from them in the future and we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Any of the foregoing factors could adversely affect our revenues and operating profits and hinder our future expansion.

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

         - In fiscal 2001, approximately 24% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a temporary material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

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

         - Under new accounting pronouncements issued by the Financial Accounting Standards Board, we will be required to test goodwill and other intangible assets for impairment on an annual basis, using new guidelines specified in SFAS No. 142, and recognize any impairment loss at the date of adoption, as well as recognize and measure impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale (SFAS No. 144). See "New Accounting Pronouncements" above for additional information regarding these pronouncements. While we have yet to fully determine the effects of adopting SFAS No. 142 and SFAS No. 144, we generally believe the adoption of these statements will not have a material impact on our financial position, results of operations, or cash flows. However, we recognize that until completion of the evaluation and testing of goodwill, intangibles and other long-lived assets, there remains a possibility of a material impact on our future consolidated financial statements.


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

         For fiscal year 2002, our projected total foreign currency exposure is approximately 49.8 million euros, 915.7 million Japanese yen, 16.9 million Canadian dollars, 13.7 million Australian dollars, and 11.8 million Swiss francs. We have put in place a strategy to manage our euro and yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at March 31, 2002.

         In August 2001, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a remaining notional amount of 20.1 million euros for fiscal year 2002. In addition, we entered into a zero cost collar contract to hedge a remaining notional amount of 330.0 million Japanese yen for fiscal year 2002.

         At March 31, 2002, approximately $0.5 million of gain (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income, related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges have been discontinued.

         Remaining amounts under the zero cost collar contracts in place as of March 31, 2002 are as follows (in thousands, except rates):

                                                                     LOCAL
                  TRADE            EFFECTIVE       MATURITY        CURRENCY        FLOOR RATE     CEILING RATE
CURRENCY          DATE               DATE            DATE           AMOUNT         PER U.S. $      PER U.S. $
--------          ----               ----            ----           ------         ----------      ----------

Euro            8/29/2001         10/29/2001       9/27/2002         4,050            0.89                  0.92
Euro            8/29/2001         10/29/2001       9/27/2002         6,000            0.89                  0.92
Euro            8/29/2001         10/29/2001       9/26/2002         4,050            0.89                  0.92
Euro            8/29/2001         10/29/2001       9/26/2002         6,000            0.89                  0.92
Yen             9/25/2001         10/29/2001       9/26/2002       330,000          120.00      112.05 to 109.80


         As of March 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transaction is six months.

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

         At March 31, 2002, the fair value of the cross currency debt swap transaction gain (net of income tax) included in translation adjustments was approximately $1.1 million.

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

         For the quarter ended March 31, 2002, the total net cost of converting from floating rate (3-month Libor) to fixed rate from a portion of the interest payments of the debt obligation was approximately $1.8 million. At March 31, 2002, approximately $3.5 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of March 31, 2002 (in thousands):

                                                                                          FISCAL 2002  FAIR VALUE
LOAN                      AMOUNT        TERM         TRADE       EFFECTIVE   MATURITY        COST       (PRE-TAX)
----                      ------        ----         -----       ---------   --------        ----       ---------

Kerr B ...........    $      35,000   4 years     12/22/2000    1/16/2001   1/18/2005   $    343.7     $ 1,465.6
Ormco B...........           35,000   4 years     12/22/2000    1/16/2001   1/18/2005        343.7       1,465.6
Revolver..........           10,000   4 years     1/24/2001     2/16/2001   2/16/2005         93.1         348.8
Revolver..........           25,000   1.5 years   2/23/2001     3/15/2001   9/15/2002        194.1         348.7
Kerr A ...........           29,871   4 years     1/2/2001      3/30/2001   3/31/2005        292.7         833.5
Ormco A ..........           29,871   4 years     1/2/2001      3/30/2001   3/31/2005        287.2         788.1
Ormco B...........           35,000   1.25 years  2/23/2001     6/15/2001   9/15/2002        271.6         490.0
                      -------------                                                     ----------     ---------
Totals............    $     199,742                                                     $  1,826.1     $ 5,740.3
                      =============                                                     ==========     =========

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company, a Delaware corporation, held its Annual Meeting of Stockholders on February 8, 2002. A quorum was present at the Annual Meeting, with 35,169,016 shares out of a total of 37,904,159 shares entitled to cast votes represented in person or by proxy at the meeting. Further information regarding our Annual Meeting of Shareholders was previously reported in our Form 10-Q for the quarter ended December 31, 2001.


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

                           SYBRON DENTAL SPECIALTIES, INC
                           (Registrant)

Date: May 10, 2002         /s/ GREGORY D. WALLER
                           --------------------------------------------
                               Gregory D. Waller
                               Vice President - Finance,
                               Chief Financial Officer & Treasurer*

                           * executing as both the principal financial officer and the duly authorized officer of the Company.

                         SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-16057)
                                  EXHIBIT INDEX
                                       TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                                                   INCORPORATED
EXHIBIT                                                              HEREIN BY                            FILED
NUMBER                DESCRIPTION                                  REFERENCE TO                          HEREIN
------                -----------                                  ------------                          ------

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

10.1       2000 Long-Term Incentive Plan (As Amended          Exhibit 10.1 to the Registrant's
           by the Board of Directors on February 8, 2002)     Form 10-Q for the quarter ended
                                                              December 31, 2001

10.3       2000 Outside Directors' Stock Option Plan (As      Exhibit 10.3 to the Registrant's
           Amended by the Board of Directors on               Form 10-Q for the quarter ended
           February 8, 2002)                                  December 31, 2001

10.5       Senior Executive Incentive Compensation Plan       Exhibit A to the Registrant's Proxy
                                                              Statement dated December 28, 2001
                                                              for the 2002 Annual Meeting of
                                                              Stockholders

10.14      2001 Long-Term Incentive Plan (As Amended          Exhibit 10.14 to the Registrant's
           by the Board of Directors on February 8, 2002)     Form 10-Q for the quarter ended
                                                              December 31, 2001

12.1       Computation of Ratio of Earnings to Fixed
           Charges                                                                                            x