Form 10-Q
period 2002-06-30
SYBRON DENTAL SPECIALTIES INC
filed 2002-08-06
CIK 1121302

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                  TO


                         COMMISSION FILE NUMBER: 1-16057

                                   ----------

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

                                                       Yes [X] No [ ]

         At July 31, 2002, there were 37,989,129 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                          ----

PART I  -    FINANCIAL INFORMATION

    Item 1.  Financial Statements.......................................................................    1

             Consolidated Balance Sheets, June 30, 2002 and September 30, 2001..........................    1

             Consolidated Statements of Income for the three and nine months ended June 30, 2002
                and 2001................................................................................    2

             Consolidated Statement of Stockholders' Equity and Comprehensive Income
                for the nine months ended June 30, 2002.................................................    3

             Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001.....    4

             Notes to Unaudited Consolidated Financial Statements.......................................    5

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   17

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................   33


PART II - OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds..................................................   36

    Item 5.  Other Information..........................................................................   36

    Item 6.  Exhibits and Reports on Form 8-K...........................................................   88

    SIGNATURE...........................................................................................   89

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            JUNE 30,   SEPTEMBER 30,
                                                                                              2002         2001
                                                                                           ----------  -------------
                                                                                                          (note 2)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................................   $   21,360    $    8,319
   Accounts receivable (less allowance for doubtful receivables of
      $1,537 and $1,657 at June 30, 2002 and September 30, 2001, respectively) .........       81,135        92,172
   Inventories (notes 2 and 3) .........................................................       88,799        77,227
   Deferred income taxes ...............................................................        5,324         4,801
   Prepaid expenses and other current assets ...........................................       23,580        12,998
                                                                                           ----------    ----------
      Total current assets .............................................................      220,198       195,517
   Property, plant and equipment, net of accumulated depreciation of $85,342
      and $78,890 at June 30, 2002 and September 30, 2001, respectively ................       74,146        68,919
   Intangible assets, net ..............................................................      255,278       252,581
   Deferred income taxes ...............................................................        7,707         9,619
   Other assets ........................................................................       19,388        13,111
                                                                                           ----------    ----------
      Total assets .....................................................................   $  576,717    $  539,747
                                                                                           ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................   $   17,008    $   17,336
   Current portion of long-term debt ...................................................        2,387        25,969
   Income taxes payable ................................................................           --         7,344
   Accrued payroll and employee benefits ...............................................       17,651        21,315
   Restructuring reserve (note 4) ......................................................        1,831         2,775
   Deferred income taxes ...............................................................        2,362         5,200
   Accrued rebates .....................................................................        3,177         5,421
   Other current liabilities ...........................................................        9,925         9,154
                                                                                           ----------    ----------
      Total current liabilities ........................................................       54,341        94,514
Long-term debt .........................................................................      210,901       321,536
Senior subordinated notes ..............................................................      150,000          --
Deferred income taxes ..................................................................       22,527        13,365
Other liabilities ......................................................................       12,582        16,806

Commitments and contingent liabilities:
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding .....           --            --
   Common stock, $.01 par value; authorized 250,000,000 shares,
      37,989,129 and 37,891,458 issued and outstanding at June 30, 2002
      and September 30, 2001, respectively .............................................          380           379
   Additional paid-in capital ..........................................................       71,544        70,059
   Retained earnings ...................................................................       61,654        36,993
   Accumulated other comprehensive (loss) ..............................................       (7,212)      (13,905)
                                                                                           ----------    ----------
      Total stockholders' equity .......................................................      126,366        93,526
                                                                                           ----------    ----------
      Total liabilities and stockholders' equity .......................................   $  576,717    $  539,747
                                                                                           ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    ------------------------    ------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
                                                                   (note 2)                    (note 2)
Net sales .......................................   $  119,303    $  107,257    $  341,762    $  318,558
Cost of sales ...................................       51,977        45,759       149,181       136,279
                                                    ----------    ----------    ----------    ----------
Gross profit ....................................       67,326        61,498       192,581       182,279
Selling, general and administrative expenses ....       38,677        34,477       110,955       101,446
Amortization of goodwill and other
   intangible assets ............................        2,541         2,298         7,570         6,584
                                                    ----------    ----------    ----------    ----------
      Total selling, general and
         administrative expenses ................       41,218        36,775       118,525       108,030
                                                    ----------    ----------    ----------    ----------
Operating income ................................       26,108        24,723        74,056        74,249
Other income (expense):
   Interest expense .............................       (6,571)       (8,940)      (20,174)      (25,643)
   Amortization of deferred financing fees ......         (259)         (211)         (702)         (514)
   Loss on derivative instruments (note 1) ......       (6,997)           --        (6,997)           --
   Other, net ...................................          165           210           247           183
                                                    ----------    ----------    ----------    ----------
Income before income taxes and
   extraordinary item ...........................       12,446        15,782        46,430        48,275
Income taxes ....................................        4,854         6,394        18,108        19,550
                                                    ----------    ----------    ----------    ----------
Income before extraordinary item ................        7,592         9,388        28,322        28,725
Extraordinary item, net of tax (note 7) .........       (3,661)           --        (3,661)         (498)
                                                    ----------    ----------    ----------    ----------
      Net income ................................   $    3,931    $    9,388    $   24,661    $   28,227
                                                    ==========    ==========    ==========    ==========

Basic earnings per share (note 6):
   Basic earnings per share before
      extraordinary item ........................   $     0.20    $     0.26    $     0.75    $     0.81
   Extraordinary item ...........................        (0.10)           --         (0.10)        (0.01)
                                                    ----------    ----------    ----------    ----------
   Basic earnings per share .....................   $     0.10    $     0.26    $     0.65    $     0.80
                                                    ==========    ==========    ==========    ==========
Diluted earnings per share (note 6):
   Diluted earnings per share before
      extraordinary item ........................   $     0.19    $     0.25    $     0.72    $     0.79
   Extraordinary item ...........................        (0.09)           --         (0.09)        (0.01)
                                                    ----------    ----------    ----------    ----------
   Diluted earnings per share ...................   $     0.10    $     0.25    $     0.63    $     0.78
                                                    ==========    ==========    ==========    ==========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                           COMMON STOCK
                                           ------------                                 ACCUMULATED
                                                              ADDITIONAL                   OTHER          TOTAL           TOTAL
                                     NUMBER OF                  PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'  COMPREHENSIVE
                                      SHARES     PAR VALUE      CAPITAL     EARNINGS    INCOME (LOSS)     EQUITY         INCOME
                                    ----------   ----------   ----------   ----------  --------------  -------------  -------------

Balance at September 30, 2001,
   as reported ..................   37,891,458   $      379   $   74,661   $   38,511    $  (13,905)   $   99,646
Change in accounting principle
   (note 2) .....................           --           --       (4,602)      (1,518)           --        (6,120)
                                    ----------   ----------   ----------   ----------    ----------    ----------
Balance at September 30, 2001,
   as adjusted ..................   37,891,458          379       70,059       36,993       (13,905)       93,526
Comprehensive income:
   Net income ...................           --           --           --       24,661            --        24,661     $   24,661
   Translation adjustment .......           --           --           --           --         2,813         2,813          2,813
   Unrealized gain on
     derivative instruments .....           --           --           --           --         3,880         3,880          3,880
                                    ----------   ----------   ----------   ----------    ----------    ----------     ----------
Total comprehensive income ......           --           --           --       24,661         6,693                   $   31,354
                                                                                                                      ==========
Issuance of common stock
   from options exercised,
   including tax benefit ........       97,671            1        1,485           --            --         1,486
                                    ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 2002 ........   37,989,129   $      380   $   71,544   $   61,654    $   (7,212)   $  126,366
                                    ==========   ==========   ==========   ==========    ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED JUNE 30,
                                                                              --------------------------
                                                                                  2002          2001
                                                                               ----------    ----------
                                                                                              (note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................   $   24,661    $   28,227
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation .........................................................        7,997         7,514
      Amortization .........................................................        7,570         6,584
      Non-cash charges related to termination of previous credit facility ..        7,694           837
      Gain on sales of property, plant and equipment .......................         (360)          (40)
      Provision for losses on doubtful receivables .........................          487           940
      Inventory provisions .................................................        1,362            53
      Deferred income taxes ................................................        7,713         2,873
      Tax benefit from issuance of stock under employee stock plan .........          283            --
   CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
      BUSINESSES ACQUIRED:
      Decrease in accounts receivable ......................................       11,728         9,172
      Increase in inventories ..............................................      (13,254)       (6,923)
      Increase in prepaid expenses and other current assets ................      (10,485)       (4,527)
      Increase/(decrease) in accounts payable ..............................         (715)        1,040
      Increase/(decrease) in income taxes payable ..........................       (7,344)        2,313
      Increase/(decrease) in accrued payroll and employee benefits .........       (3,664)        2,131
      Decrease in restructuring reserve ....................................         (944)         (859)
      Decrease in other current liabilities ................................       (2,005)       (1,215)
      Net change in other assets and liabilities ...........................       (2,516)           68
                                                                               ----------    ----------
         Net cash provided by operating activities .........................       28,208        48,188
                                                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................................      (12,153)       (9,556)
   Proceeds from sales of property, plant, and equipment ...................          515           128
   Net payments for businesses acquired ....................................       (8,235)      (51,653)
                                                                               ----------    ----------
         Net cash used in investing activities .............................      (19,873)      (61,081)
                                                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility ...........................................      403,000       535,660
   Principal payments on credit facility ...................................     (537,911)     (503,182)
   Proceeds from long-term debt ............................................          957           140
   Payments on long-term debt ..............................................         (486)         (107)
   Payment of deferred financing fees ......................................      (11,062)       (5,494)
   Proceeds from sale of senior subordinated notes .........................      150,000            --
   Payments of prepayment penalty and terminated interest rate swap
      related to refinancing ...............................................       (5,305)           --
   Payment of Apogent dividend .............................................           --       (67,927)
   Proceeds from stock offering, net of offering costs .....................           --        50,074
   Capital contributions from Apogent ......................................           --         4,612
   Cash received from exercise of stock options ............................        1,203         1,062
   Net change in advances and loans to Apogent .............................           --          (404)
                                                                               ----------    ----------
         Net cash provided by financing activities .........................          396        14,434
                                                                               ----------    ----------
Effect of exchange rate changes on cash and cash equivalents ...............        4,310        (3,086)
Net increase (decrease) in cash and cash equivalents .......................       13,041        (1,545)
Cash and cash equivalents at beginning of period ...........................        8,319         5,783
                                                                               ----------    ----------
Cash and cash equivalents at end of period .................................   $   21,360    $    4,238
                                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ................................   $   21,026    $   22,402
                                                                               ==========    ==========
   Cash paid during the period for income taxes ............................   $   22,544    $   11,582
                                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
   Non-cash charge for the de-designation of interest rate swaps ...........   $    3,223    $       --
                                                                               ==========    ==========
   Non-cash charge for the write-off of deferred financing fees ............   $    4,471    $      837
                                                                               ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1. OVERVIEW AND BASIS OF PRESENTATION

         Sybron Dental Specialties, Inc. ("SDS" or the "Company") was incorporated in Delaware on July 17, 2000. The Company was created to effect the spin-off by Apogent Technologies Inc. ("Apogent") of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to SDS, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. ("SDM"), which owned, directly or indirectly, the stock or other equity interest in the subsidiaries that held substantially all of the assets and liabilities of Apogent's then dental business. Apogent then distributed to its shareholders, by means of pro rata distribution, all of the Company's outstanding common stock together with related preferred stock purchase rights (the "spin-off"). As a result, SDS became an independent, publicly traded company. The subsidiaries of SDS market their products under brand names such as Kerr(R), belle(TM), Metrex(R), Ormco(R), Analytic(R) Pinnacle(R), Demetron(R), Hawe(R) and AOA(TM), which are well recognized in the dental, orthodontics and infection prevention industries. SDS has three business segments: a) Professional Dental, b) Orthodontics and c) Infection Prevention.

         On June 6, 2002, the Company entered into a new credit facility, which consists of a revolving credit facility of up to $150 million with a five-year commitment period, and a $200 million term loan at LIBOR plus 250 basis points with a seven-year maturity. Additionally, the Company completed the sale of $150 million of 8 1/8% senior subordinated notes due 2012, in a private offering. The cash proceeds from the term loan and senior subordinated notes were used to retire the Company's previous credit facility. The new credit structure provides the Company with greater financial flexibility and longer-term financing.

         As a result of the termination of the previous credit facility on June 6, 2002, approximately $70 million of the Company's current interest rate swaps could not be re-assigned to the new credit facility and thus were terminated. Accordingly, the Company recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represents the fair value of the swaps at the termination date. Additionally, under the Financial Accounting Standards Board's ("FASB") Statement No. 133, the Company had to re-assign the remaining interest rate swaps as a result of the specificity of the Company's hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately $2.0 million, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the new credit facility. The change in the fair value of these re-assigned swaps from the refinancing date to June 30, 2002 has been recorded in other comprehensive income (loss).

         The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal periods ended June 30, 2002 and June 30, 2001 are hereinafter referred to as "2002" and "2001," respectively.

         In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 2, 4 and 7 below, all such adjustments were of a normal recurring nature. The results for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's consolidated financial statements for the years ended September 30, 2001, 2000 and 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to such years, which have been adjusted to reflect the change in accounting principle described in note 2, below.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

2. CHANGE IN ACCOUNTING PRINCIPLE

         During the quarter ended June 30, 2002, the Company changed its method of accounting for its domestic inventories from the last-in, first-out
         (LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change to FIFO is preferable in the circumstances because in the current environment of low inflation, it will result in a better measurement of operating results. In addition, the Company believes that the change in the method of accounting for domestic inventory costs is preferable because it provides a better measure of the current value of its inventory, provides a more accurate reflection of the Company's financial position and liquidity, and provides a better matching of manufacturing costs with revenues. It will also allow for the valuing of inventory consistently throughout the Company. The Company's historical financial statements have been adjusted for all relevant prior periods in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes" to reflect this change in method of inventory accounting. The effect of the accounting change on income as previously reported for the six months ended March 31, 2002, and the quarter and nine months ended June 30, 2001 is as follows:

                                                                                     INCREASE (DECREASE)
                                                                         SIX MONTHS         QUARTER      NINE MONTHS
                                                                            ENDED            ENDED          ENDED
                                                                       MARCH 31, 2002   JUNE 30, 2001   JUNE 30, 2001
                                                                       --------------   -------------   -------------
         Effect on:
              Income before extraordinary item ......................   $     (1,132)   $       (258)   $        237
              Net income ............................................         (1,132)           (258)            237
              Basic earnings per share before extraordinary item ....          (0.03)          (0.01)           0.01
              Basic earnings per share ..............................          (0.03)          (0.01)           0.01
              Diluted earnings per share before extraordinary item ..          (0.03)          (0.01)           0.01
              Diluted earnings per share ............................          (0.03)          (0.01)           0.01

         The balances of additional paid-in capital and retained earnings as of September 30, 2001 have been adjusted for the effect (net of income taxes) of applying retroactively the change in the method of accounting.


3. INVENTORIES

         Inventories at June 30, 2002 and September 30, 2001 are presented below. Inventories at September 30, 2001 reflect the change in accounting principle (see note 2).

                                            JUNE 30,      SEPTEMBER 30,
                                          ------------    -------------
                                               2002            2001
                                          ------------    ------------

         Raw materials and supplies ...   $     20,002    $     27,753
         Work in process ..............         23,493          14,432
         Finished goods ...............         49,954          36,586
         Inventory reserves ...........         (4,650)         (1,544)
                                          ------------    ------------
                                          $     88,799    $     77,227
                                          ============    ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


4. RESTRUCTURING CHARGES

         In September 2001, the Company recorded a restructuring charge of approximately $2.4 million ($1.5 million after tax) in connection with the closing of Ormco's San Diego, California manufacturing facility. The charge consists primarily of severance and termination costs associated with the planned termination of sixty-three employees who worked at the facility. As of June 30, 2002, the majority of the employment terminations were completed under the restructuring plan with the remainder to be complete by the end of this fiscal year. Of the $2.4 million restructuring charge, approximately $1.7 million is a cash related charge for severance and contractual obligations, while the balance of approximately $0.7 million represents non-cash charges related to exited capital and other assets. SDS believes that the proceeds from the planned sale of the San Diego manufacturing facility will offset the restructuring charge. The proceeds from the planned sale will be used to pay down debt and reduce interest charges. The work previously performed at the facility is now being performed at the Ormco Glendora, California facility. The Company completed the closing of the facility as of June 30, 2002 and believes it will finalize all remaining costs by September 30, 2002.

         In September 2000, the Company recorded a restructuring charge of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Prevention business segments, respectively) and severance and termination costs related to the planned termination of sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/Europe) as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charge, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million is a cash related charge for severance and contractual obligations. The Company completed the 2000 restructuring plan in the first quarter of 2002, along with the remainder of the cash charges.

         In June 1998, SDS recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

         The 2001 restructuring charge activity since September 30, 2001 and its components are as follows:

                                                 LEASE    SHUT-DOWN    INVENTORY    FIXED             CONTRACTUAL
                                   SEVERANCE   PAYMENTS     COSTS      WRITE-OFF   ASSETS     TAX     OBLIGATIONS   OTHER    TOTAL
                                   ---------   --------   ---------   ----------   ------   -------   -----------   -----   -------
                                      (a)         (b)        (b)          (c)        (c)      (d)         (e)

2001 Restructuring Charge ......   $   1,050   $     --   $      --   $       --   $  250   $    --   $       775   $ 325   $ 2,400
Fiscal 2001 Non-Cash Charges ...          --         --          --           --      250        --           100     300       650
                                   ---------   --------   ---------   ----------   ------   -------   -----------   -----   -------
September 30, 2001 Balance .....       1,050         --          --           --       --        --           675      25     1,750
Fiscal 2002 Cash Payments ......         825         --          --           --       --        --            --      --       825
Fiscal 2002 Non-Cash Payments ..          --         --          --           --       --        --            --      25        25
                                   ---------   --------   ---------   ----------   ------   -------   -----------   -----   -------
June 30, 2002 Balance ..........   $     225   $     --   $      --   $       --   $   --   $    --   $       675   $  --   $   900
                                   =========   ========   =========   ==========   ======   =======   ===========   =====   =======

         The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

                                                 LEASE    SHUT-DOWN    INVENTORY    FIXED             CONTRACTUAL
                                  SEVERANCE    PAYMENTS     COSTS      WRITE-OFF   ASSETS     TAX     OBLIGATIONS   OTHER    TOTAL
                                  ---------    --------   ---------   ----------   ------   -------   -----------   -----   -------
                                     (a)          (b)        (b)          (c)        (c)      (d)         (e)

2000 Restructuring Charge .....   $   1,300    $     --   $      --   $    7,600   $  200   $    --   $       100   $ 100   $9,300
Fiscal 2000 Non-Cash Charges ..          --          --          --        7,600      200        --            --      --    7,800
                                  ---------    --------   ---------   ----------   ------   -------   -----------   -----   ------
September 30, 2000 Balance ....       1,300          --          --           --       --        --           100     100    1,500
Fiscal 2001 Cash Payments .....       1,175          --          --           --       --        --            75     100    1,350
                                  ---------    --------   ---------   ----------   ------   -------   -----------   -----   ------
September 30, 2001 Balance ....         125          --          --           --       --        --            25      --      150
Fiscal 2002 Cash Payments .....         125          --          --           --       --        --            25      --      150
                                  ---------    --------   ---------   ----------   ------   -------   -----------   -----   ------
June 30, 2002 Balance .........   $      --    $     --   $      --   $       --   $   --   $    --   $        --   $  --   $   --
                                  =========    ========   =========   ==========   ======   =======   ===========   =====   ======


         The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

                                                 LEASE    SHUT-DOWN    INVENTORY    FIXED             CONTRACTUAL
                                  SEVERANCE    PAYMENTS     COSTS      WRITE-OFF   ASSETS     TAX     OBLIGATIONS    OTHER   TOTAL
                                  ---------    --------   ---------   ----------   ------   -------   -----------   ------  -------
                                     (a)          (b)        (b)          (c)        (c)      (d)         (e)

1998 Restructuring Charge .....   $   4,300    $    300   $     400   $    4,600   $1,300   $   700   $       900   $2,100  $14,600
Fiscal 1998 Cash Payments .....       1,800          --         100           --       --        --           300    1,400    3,600
Fiscal 1998 Non-Cash Charges ..          --          --          --        4,600    1,300        --            --       --    5,900
                                  ---------    --------   ---------   ----------   ------   -------   -----------   ------  -------
September 30, 1998 Balance ....       2,500         300         300           --       --       700           600      700    5,100
Fiscal 1999 Cash Payments .....       1,300         300         300           --       --        --           300      400    2,600
Adjustments (a) ...............       1,200          --          --           --       --        --            --       --    1,200
                                  ---------    --------   ---------   ----------   ------   -------   -----------   ------  -------
September 30, 1999 Balance ....          --          --          --           --       --       700           300      300    1,300
Fiscal 2000 Cash Payments .....          --          --          --           --       --        --           300      100      400
                                  ---------    --------   ---------   ----------   ------   -------   -----------   ------  -------
September 30, 2000, 2001 and
   June 30, 2002 Balance ......   $      --    $     --   $      --   $       --   $   --   $   700   $        --   $  200  $   900
                                  =========    ========   =========   ==========   ======   =======   ===========   ======  =======

(a) Amount represents the 2001 restructuring charge for severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco planned to terminate as a result of the 2001 restructuring plan (all of whom were notified before September 30, 2001 of the intent to terminate their employment). As of June 30, 2002, the majority of the employment terminations were completed under the restructuring plan with the remainder to be completed by the end of this fiscal year. The proceeds from the planned sale of the Ormco San Diego facility is expected to offset the cost of closing the facility. The closing of the facility was completed by June 30, 2002. The 2000 restructuring charge represents severance and termination costs for 65 employees whose employment was terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2001 all employment terminations were completed under the 2000 restructuring plan. The 1998 restructuring charge represents severance and termination costs related to the approximately 165 employees whose employment the Company planned to terminate as a result of the 1998 restructuring plan (primarily sales and marketing personnel). As of June 30, 2002, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan.

(b) Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)      Amount represents certain terminated contractual obligations.


5. SEGMENT INFORMATION

         The Company's operating subsidiaries are engaged in the manufacture and sale of dental, orthodontics and infection prevention products in the United States and other countries. The Company's products are categorized in the following business segments: a) Professional Dental,
         b) Orthodontics and c) Infection Prevention.

         Information on these business segments is summarized as follows:

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                         PROFESSIONAL                   INFECTION
                                            DENTAL      ORTHODONTICS    PREVENTION    ELIMINATIONS      TOTAL SDS
                                         ------------   ------------   ------------   ------------    ------------

THREE MONTHS ENDED JUNE 30, 2002
Revenues:
   External customer .................   $     65,152   $     45,582   $      8,569   $         --    $    119,303
   Intersegment (a) ..................            396          2,574             13         (2,983)             --
     Total revenues ..................         65,548         48,156          8,582         (2,983)        119,303
Gross profit .........................         36,189         27,071          4,066             --          67,326
Selling, general and administrative ..         20,376         16,927          3,915             --          41,218
Operating income .....................         15,813         10,144            151             --          26,108

THREE MONTHS ENDED JUNE 30, 2001
Revenues:
   External customer .................   $     55,729   $     43,400   $      8,128   $         --    $    107,257
   Intersegment (a) ..................            612          2,077              3         (2,692)             --
     Total revenues ..................         56,341         45,477          8,131         (2,692)        107,257
Gross profit .........................         31,165         26,095          4,238             --          61,498
Selling, general and administrative ..         16,306         16,903          3,566             --          36,775
Operating income .....................         14,859          9,192            672             --          24,723

----------

(a) Includes the elimination of intergroup activity in the three months ended June 30, 2002 and 2001.

                                         PROFESSIONAL                   INFECTION
                                            DENTAL      ORTHODONTICS    PREVENTION    ELIMINATIONS      TOTAL SDS
                                         ------------   ------------   ------------   ------------    ------------

NINE MONTHS ENDED JUNE 30, 2002
Revenues:
   External customer .................   $    185,398   $    132,030   $     24,334   $         --    $    341,762
   Intersegment (a) ..................            916          6,462             21         (7,399)             --
     Total revenues ..................        186,314        138,492         24,355         (7,399)        341,762
Gross profit .........................        105,815         74,175         12,591             --         192,581
Selling, general and administrative ..         57,366         50,237         10,922             --         118,525
Operating income .....................         48,449         23,938          1,669             --          74,056
Segment assets
   (as of June 30, 2002) .............        347,130        182,476         47,111             --         576,717

NINE MONTHS ENDED JUNE 30, 2001
Revenues:
   External customer .................   $    164,216   $    133,334   $     21,008   $         --    $    318,558
   Intersegment (a) ..................          1,527          5,412              4         (6,943)             --
     Total revenues ..................        165,743        138,746         21,012         (6,943)        318,558
Gross profit .........................         91,389         80,242         10,648             --         182,279
Selling, general and administrative ..         48,457         49,991          9,582             --         108,030
Operating income .....................         42,932         30,251          1,066             --          74,249

----------

(a) Includes the elimination of intergroup activity in the nine months ended June 30, 2002 and 2001.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

6. EARNINGS PER SHARE

         Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. The basic weighted average number of shares outstanding were 37,962,934 and 35,834,734 for the quarters ended June 30, 2002 and 2001, respectively. For the nine month periods ended June 30, 2002 and 2001, the basic weighted average number of shares outstanding were 37,925,138 and 35,359,739, respectively. The number of incremental diluted shares were 1,566,089 and 1,555,024 for the quarters ended June 30, 2002 and 2001, respectively. For the nine month periods ended June 30, 2002 and 2001, the number of incremental diluted shares were 1,457,542 and 964,428, respectively, and represent the dilutive effect of options outstanding. There were no anti-dilutive shares for the quarter ended June 30, 2001. The number of anti-dilutive shares for the nine month period ended June 30, 2001 was 3,069. There were no anti-dilutive shares for both the quarter and nine month periods ended June 30, 2002.


7. EXTRAORDINARY CHARGES

         The extraordinary charge recorded in the third quarter of fiscal 2002 is a result of the termination of the Company's previous credit facility on June 6, 2002. The charge consists of a pre-payment penalty on the term B loan of approximately $1.0 million, net of tax, and the amortization of approximately $2.7 million, net of tax, of the remainder of the deferred financing fees related to the previous credit facility (see note 1).

         The extraordinary item for fiscal 2001 represents the SDS allocation of the write-off of Apogent's deferred financing fees associated with the termination of Apogent's credit agreement due to the spin-off.


8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The Company's domestic subsidiaries are guarantors of the Company's
         8 1/8% senior subordinated notes due 2012, on an unsecured senior subordinated basis. Except to the extent necessary to avoid a fraudulent conveyance, the note guarantees are full and unconditional. The notes and the subsidiary guarantees are unsecured and subordinated to all of the Company's and the Company's guarantor subsidiaries' existing and future unsubordinated debt, including debt under the new credit facility entered into on June 6, 2002.

         Below are the unaudited condensed consolidating balance sheets as of June 30, 2002 and September 30, 2001, statements of operations for the three and nine months ended June 30, 2002 and 2001, and statements of cash flows for the nine months ended June 30, 2002 and 2001, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the 8 1/8% senior subordinated notes.

         Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted by subsidiaries of the Company with other subsidiaries or with the Company.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         AS OF JUNE 30, 2002
                                           ---------------------------------------------------------------------------
                                                                               NON
                                           SYBRON DENTAL     GUARANTOR      GUARANTOR
                                            SPECIALTIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           ------------    ------------    ------------   ------------    ------------
ASSETS
Current assets:
   Cash and equivalents ................   $          1    $      3,094    $     18,265   $         --    $     21,360
   Account receivable, net .............             --          49,280          31,855             --          81,135
   Inventories, net ....................             --          63,399          25,400             --          88,799
   Other current assets ................             --          24,332           4,572             --          28,904
                                           ------------    ------------    ------------   ------------    ------------
        Total current assets ...........              1         140,105          80,092             --         220,198
Property, plant and equipment, net .....             --          36,206          37,940             --          74,146
Intangible assets, net .................             --         210,298          44,980             --         255,278
Deferred income taxes ..................             --           7,707              --             --           7,707
Investment in subsidiaries .............             --         (65,986)        138,407        (72,421)             --
Other assets ...........................             --          17,164           2,224             --          19,388
                                           ------------    ------------    ------------   ------------    ------------
        Total assets ...................   $          1    $    345,494    $    303,643   $    (72,421)   $    576,717
                                           ============    ============    ============   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Account payable .....................   $         --    $     11,810    $      5,198   $         --    $     17,008
   Current portion of long-term debt ...             --           2,172             215             --           2,387
   Income taxes payable ................           (283)         (5,298)           5,256            325              --
   Accrued expenses and other
      current liabilities ..............             --          23,148          11,798             --          34,946
                                           ------------    ------------    ------------   ------------    ------------

        Total current liabilities ......           (283)         31,832          22,467            325          54,341
Long-term debt .........................             --         355,906           4,995             --         360,901
Deferred income taxes ..................             --          21,947             580             --          22,527
Other liabilities ......................             --          12,064             518             --          12,582
Commitments and contingent
   liabilities:
   Stockholders' equity:
      Preferred stock ..................             --              --              --             --              --
      Common stock .....................            380           3,944           7,081        (11,025)            380
Additional paid-in capital .............         51,060         (55,674)        134,757        (58,599)         71,544
Retained earnings ......................          3,546         (18,674)         79,909         (3,127)         61,654
Accumulated other
   comprehensive income (loss) .........        (54,702)         (5,851)         53,336              5          (7,212)
                                           ------------    ------------    ------------   ------------    ------------
        Total stockholders'equity ......            284         (76,255)        275,083        (72,746)        126,366
                                           ------------    ------------    ------------   ------------    ------------
        Total liabilities and
           stockholders' equity ........   $          1    $    345,494    $    303,643   $    (72,421)   $    576,717
                                           ============    ============    ============   ============    ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

CONDENSED CONSOLIDATING BALANCE SHEETS-CONTINUED

                                                                     AS OF SEPTEMBER 30, 2001
                                           ---------------------------------------------------------------------------
                                                                               NON
                                           SYBRON DENTAL     GUARANTOR      GUARANTOR
                                            SPECIALTIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           -------------   ------------    ------------   ------------    ------------

ASSETS
Current assets:
   Cash and equivalents ................   $          1    $      2,215    $      6,103   $         --    $      8,319
   Account receivable, net .............             --          59,563          32,609             --          92,172
   Inventories, net ....................             --          54,825          22,402             --          77,227
   Other current assets ................             --          14,862           2,937             --          17,799
                                           ------------    ------------    ------------   ------------    ------------
        Total current assets ...........              1         131,465          64,051             --         195,517
Property, plant and equipment, net .....             --          35,434          33,485             --          68,919
Intangible assets, net .................             --         208,817          43,764             --         252,581
Deferred income taxes ..................             --           9,619              --             --           9,619
Investment in subsidiaries .............             --         (65,463)        137,884        (72,421)             --
Other assets ...........................             --          10,957           2,154             --          13,111
                                           ------------    ------------    ------------   ------------    ------------
        Total assets ...................   $          1    $    330,829    $    281,338   $    (72,421)   $    539,747
                                           ============    ============    ============   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Account payable .....................   $         --    $     12,906    $      4,430   $         --    $     17,336
   Current portion of long-term debt ...             --          25,472             497             --          25,969
   Income taxes payable ................             --           2,482           4,537            325           7,344
   Accrued expenses and other
      current liabilities ..............             --          32,884          10,981             --          43,865
                                           ------------    ------------    ------------   ------------    ------------
        Total current liabilities ......             --          73,744          20,445            325          94,514
Long-term debt .........................             --         317,484           4,052             --         321,536
Deferred income taxes ..................             --          12,807             558             --          13,365
Other liabilities ......................             --          16,312             494             --          16,806
Commitments and contingent
   liabilities:
   Stockholders' equity:
      Preferred stock ..................             --              --              --             --              --
      Common stock .....................            379              53          10,971        (11,024)            379
Additional paid-in capital .............         49,576         (52,637)        131,720        (58,600)         70,059
Retained earnings ......................          3,546         (27,844)         64,503         (3,212)         36,993
Accumulated other
   comprehensive income (loss) .........        (53,500)         (9,090)         48,595             90         (13,905)
                                           ------------    ------------    ------------   ------------    ------------
        Total stockholders'equity ......              1         (89,518)        255,789        (72,746)         93,526
                                           ------------    ------------    ------------   ------------    ------------
        Total liabilities and
           stockholders' equity ........   $          1    $    330,829    $    281,338   $    (72,421)   $    539,747
                                           ============    ============    ============   ============    ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                         ---------------------------------------------------------------------------
                                                                             NON
                                         SYBRON DENTAL    GUARANTOR      GUARANTOR
                                          SPECIALTIES   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         -------------  ------------    ------------    ------------    ------------

Net sales ............................   $         --   $     74,523    $     47,762    $     (2,982)   $    119,303
Cost of sales ........................             --         26,947          27,985          (2,955)         51,977
                                         ------------   ------------    ------------    ------------    ------------
Gross profit .........................             --         47,576          19,777             (27)         67,326
Selling, general and administrative
   expenses ..........................             --         29,260          12,094            (136)         41,218
                                         ------------   ------------    ------------    ------------    ------------
Operating income .....................             --         18,316           7,683             109          26,108
Other income (expense):
   Interest expense ..................             --         (6,454)           (117)             --          (6,571)
   Other, net ........................             --         (6,346)           (745)             --          (7,091)
                                         ------------   ------------    ------------    ------------    ------------

Income before income taxes and
   extraordinary item ................             --          5,516           6,821             109          12,446
Income taxes .........................             --          2,264           2,590              --           4,854
                                         ------------   ------------    ------------    ------------    ------------

Income before extraordinary item .....             --          3,252           4,231             109           7,592
Extraordinary item, net of tax .......             --         (3,661)             --              --          (3,661)
                                         ------------   ------------    ------------    ------------    ------------

Net income ...........................   $         --   $       (409)   $      4,231    $        109    $      3,931
                                         ============   ============    ============    ============    ============

                                                          FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                         ---------------------------------------------------------------------------
                                                                            NON
                                         SYBRON DENTAL   GUARANTOR       GUARANTOR
                                          SPECIALTIES   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         -------------  ------------    ------------    ------------    ------------

Net sales ............................   $         --   $     69,890    $     40,059    $     (2,692)   $    107,257
Cost of sales ........................             --         24,491          23,933          (2,665)         45,759
                                         ------------   ------------    ------------    ------------    ------------
Gross profit .........................             --         45,399          16,126             (27)         61,498
Selling, general and administrative
   expenses ..........................             --         26,905           9,628             242          36,775
                                         ------------   ------------    ------------    ------------    ------------
Operating income .....................             --         18,494           6,498            (269)         24,723
Other income (expense):
   Interest expense ..................             --         (8,904)            (36)             --          (8,940)
   Other, net ........................             --            (46)            127             (82)             (1)
                                         ------------   ------------    ------------    ------------    ------------
Income before income taxes and
   extraordinary item ................             --          9,544           6,589            (351)         15,782
Income taxes .........................             --          3,858           2,684            (148)          6,394
                                         ------------   ------------    ------------    ------------    ------------
Income before extraordinary item .....             --          5,686           3,905            (203)          9,388
Extraordinary item, net of tax .......             --             --              --              --              --
                                         ------------   ------------    ------------    ------------    ------------
Net income ...........................   $         --   $      5,686    $      3,905    $       (203)   $      9,388
                                         ============   ============    ============    ============    ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS - CONTINUED

                                                           FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                         ---------------------------------------------------------------------------
                                                                            NON
                                         SYBRON DENTAL    GUARANTOR      GUARANTOR
                                          SPECIALTIES   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         -------------  ------------    ------------    ------------    ------------

Net sales ............................   $         --   $    210,640    $    138,520    $     (7,398)   $    341,762
Cost of sales ........................             --         74,504          81,994          (7,317)        149,181
                                         ------------   ------------    ------------    ------------    ------------
Gross profit .........................             --        136,136          56,526             (81)        192,581
Selling, general and administrative
   expenses ..........................             --         84,484          34,207            (166)        118,525
                                         ------------   ------------    ------------    ------------    ------------
Operating income .....................             --         51,652          22,319              85          74,056
Other income (expense):
   Interest expense ..................             --        (19,947)           (227)             --         (20,174)
   Other, net ........................             --         (4,800)         (2,652)             --          (7,452)
                                         ------------   ------------    ------------    ------------    ------------

Income before income taxes and
   extraordinary item ................             --         26,905          19,440              85          46,430
Income taxes .........................             --         10,867           7,241              --          18,108
                                         ------------   ------------    ------------    ------------    ------------
Income before extraordinary item .....             --         16,038          12,199              85          28,322
Extraordinary item, net of tax .......             --         (3,661)             --              --          (3,661)
                                         ------------   ------------    ------------    ------------    ------------
Net income ...........................   $         --   $     12,377    $     12,199    $         85    $     24,661
                                         ============   ============    ============    ============    ============

                                                          FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                         ---------------------------------------------------------------------------
                                                                            NON
                                         SYBRON DENTAL    GUARANTOR      GUARANTOR
                                          SPECIALTIES   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         -------------  ------------    ------------    ------------    ------------

Net sales ............................   $         --   $    204,498    $    121,003    $     (6,943)   $    318,558
Cost of sales ........................             --         71,236          71,905          (6,862)        136,279
                                         ------------   ------------    ------------    ------------    ------------
Gross profit .........................             --        133,262          49,098             (81)        182,279
Selling, general and administrative
   expenses ..........................             --         76,071          30,361           1,598         108,030
                                         ------------   ------------    ------------    ------------    ------------

Operating income .....................             --         57,191          18,737          (1,679)         74,249
Other income (expense):
   Interest expense ..................             --        (25,545)            (98)             --         (25,643)
   Other, net ........................             --            567             (42)           (856)           (331)
                                         ------------   ------------    ------------    ------------    ------------

Income before income taxes and
   extraordinary item ................             --         32,213          18,597          (2,535)         48,275
Income taxes .........................             --         15,364           7,391          (3,205)         19,550
                                         ------------   ------------    ------------    ------------    ------------
Income before extraordinary item .....             --         16,849          11,206             670          28,725
Extraordinary item, net of tax .......             --           (498)             --              --            (498)
                                         ------------   ------------    ------------    ------------    ------------
Net income ...........................   $         --   $     16,351    $     11,206    $        670    $     28,227
                                         ============   ============    ============    ============    ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                    FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                                  ---------------------------------------------------------------------------
                                                                                      NON
                                                  SYBRON DENTAL    GUARANTOR       GUARANTOR
                                                   SPECIALTIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  -------------   ------------    ------------    ------------   ------------

Cash flows provided by (used in)
   operating activities ................          $         (1)   $     15,665    $     12,629    $        (85)  $     28,208
Cash flow from investing activities:
   Capital expenditures ................                    --          (6,054)         (6,099)             --        (12,153)
   Proceeds from sales of property,
      plant, and equipment .............                    --             502              13              --            515
   Net payments for business
      acquired .........................                    --          (8,235)             --              --         (8,235)
                                                  ------------    ------------    ------------    ------------   ------------
      Net cash provided (used in) in
        investing activities ...........                    --         (13,787)         (6,086)             --        (19,873)
Cash flows from financing activities:
   Proceeds from credit facility........                    --          403,000             --              --        403,000
   Principal payments on credit
      facility..........................                    --         (537,911)            --              --       (537,911)
   Proceeds from long-term debt ........                    --               81            876              --            957
   Principal payments on long-term......
      debt .............................                    --             (486)            --              --           (486)
   Payment of deferred financing fees...                    --          (11,062)            --              --        (11,062)
   Proceeds from sale of senior
      subordinated notes................                    --          150,000             --              --        150,000
   Payments of prepayment and terminated
     interest rate swap related to refinancing              --           (5,305)            --              --         (5,305)
   cash received from exercise of
      stock options ....................                  1,203              --             --              --          1,203
                                                   ------------    ------------    ------------    ------------   ------------
      Net cash provided by (used in) financing
        activities .....................                  1,203          (1,683)            876             --            396
Effect of exchange rate changes on
   cash and cash equivalents ...........                     --             672           3,553             85          4,310
Net change in intercompany
   balances ............................                 (1,202)             12           1,190             --             --
                                                   ------------    ------------    ------------    ------------   ------------
Net increase in cash and
   cash equivalents ....................                     --             879          12,162             --         13,041
Cash and cash equivalents at
   beginning of period .................                      1           2,215           6,103             --          8,319
                                                   ------------    ------------    ------------    ------------   ------------
Cash and cash equivalents at
   end of period .......................           $          1    $      3,094    $     18,265    $        --   $     21,360
                                                   ============    ============    ============    ============   ============

Supplemental disclosures of cash
   flow information:
   Cash paid during the period for
      interest .........................           $         --    $     20,797    $        229    $         --   $    21,026
                                                   ============    ============    ============    ============   ============
   Cash paid during the period for
      income taxes .....................           $         --    $     18,085    $      4,459    $         --   $    22,544
                                                   ============    ============    ============    ============   ============
Supplemental disclosures of non-cash
   financing activities:
   Non-cash charge for the
      de-designation
      of interest rate swaps ...........           $         --    $      3,223    $         --    $         --   $     3,223
                                                   ============    ============    ============    ============   ============

   Non-cash charge for the write-off of
      deferred financing fees ..........           $         --    $      4,471    $         --    $         --   $     4,471
                                                   ============    ============    ============    ============   ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - CONTINUED

                                                              FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                           ----------------------------------------------------------------------------
                                                                               NON
                                           SYBRON DENTAL     GUARANTOR      GUARANTOR
                                            SPECIALTIES    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           -------------   ------------    ------------    ------------    ------------

Cash flows provided by (used in)
   operating activities ................   $         --    $     32,346    $     16,570    $       (728)   $     48,188
Cash flow from investing activities:
   Capital expenditures ................             --          (8,174)         (1,382)             --          (9,556)
   Proceeds from sales of property,
         plant, and equipment ..........             --              40              88              --             128
   Net payments for business
      acquired .........................             --         (51,653)             --              --         (51,653)
                                           ------------    ------------    ------------    ------------    ------------
      Net cash used in investing
        activities .....................             --         (59,787)         (1,294)             --         (61,081)
Cash flows from financing activities:
   Proceeds from credit facility........             --         535,660                              --         535,660
   Principal payments on credit
      facility..........................             --        (503,182)             --              --        (503,182)
   Proceeds from long-term debt ........             --              --             140              --             140
   Principal payments on long-term
      debt .............................             --            (107)             --              --            (107)
   Payments on deferred financing fees..             --          (5,494)             --              --          (5,494)
   Proceeds from the exercise of
      stock option .....................             --           1,062              --              --           1,062
   Net cash outflow to Apogent .........             --         (63,719)             --              --         (63,719)
   Proceeds from stock offering.........         50,074              --              --              --          50,074
                                           ------------    ------------    ------------    ------------    ------------
      Net cash provided by (used in)
        financing activities ...........         50,074         (35,780)            140              --          14,434
Effect of exchange rate changes on
   cash and cash equivalents ...........             --          (2,314)           (668)           (104)         (3,086)
Net change in intercompany
   balances ............................        (50,074)         63,124         (13,882)            832              --
                                           ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and
   cash equivalents ....................             --          (2,411)            866              --          (1,545)
Cash and cash equivalents at
   beginning of period .................             --             439           5,344              --           5,783
                                           ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents at
   end of period .......................   $         --    $     (1,972)   $      6,210    $         --    $      4,238
                                           ============    ============    ============    ============    ============
Supplemental disclosures of cash
   flow information:
   Cash paid during the period for
      interest .........................   $         --    $     22,193    $        209    $         --    $     22,402
                                           ============    ============    ============    ============    ============
   Cash paid during the period for
      income taxes .....................   $         --    $      5,596    $      5,986    $         --    $     11,582
                                           ============    ============    ============    ============    ============
Supplemental disclosures of non-cash
   financing activities:
   Non-cash charge for the
      de-designation
      of interest rate swaps ...........   $         --    $         --    $         --    $         --    $         --
                                           ============    ============    ============    ============    ============

   Non-cash charge for the write-off of
      deferred financing fees ..........   $         --    $        837    $         --    $         --    $        837
                                           ============    ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When we use the terms "we", "us" or "our" in this report, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2002 and 2001 refer to the third quarters of fiscal 2002 and 2001, respectively.

GENERAL

         Our subsidiaries are leading manufacturers of value-added consumable products for the dental and orthodontic professions and products for use in infection prevention. Our subsidiaries operate in three business segments:

         o Professional Dental. We develop and manufacture a comprehensive line of consumable products sold through independent distributors to the dental industry worldwide;

         o Orthodontics. We engineer, manufacture, market, and distribute an array of consumable orthodontic products, and endodontic products used in root canal therapy, worldwide; and

         o Infection Prevention. We develop and manufacture consumable infection prevention products sold through independent distributors to the medical and dental markets, principally in the United States and Canada. Prior to fiscal year 2002 this segment was referred to as the Infection Control Products segment. The name was changed to more accurately describe the products of this segment.

         Our primary subsidiaries in each of our business segments are as follows:

         PROFESSIONAL DENTAL           ORTHODONTICS                               INFECTION PREVENTION

         Kerr Corporation              Ormco Corporation                          Metrex Research Corporation
         Kerr Italia S.p.A.            Ormco B.V.
         Sybron Canada Limited         Ormodent Group
         Pinnacle Products, Inc.       Allesee Orthodontic Appliances, Inc.
         Hawe Neos Holdings S.A.

         We strive to consistently grow sales and earnings. Key elements of our strategy to achieve these goals are: a focus on product innovation, ongoing cost reduction, and selective acquisitions, while continuing to pursue a strategy of debt reduction.

         Net sales for the fiscal quarter and year to date periods ended June 30, 2002 were higher than from the corresponding prior year periods. Net sales for the third quarter of fiscal 2002 increased by 11.2% over the corresponding fiscal 2001 period, while year to date net sales increased by 7.3% over the comparable prior year period. Operating income for the third quarter of fiscal 2002 increased by 5.6% over the corresponding fiscal 2001 period, while year to date operating income decreased by 0.3% from the comparable prior year period.

         Domestic sales for the quarter and year to date periods ended June 30, 2002 were higher by 6.5% and 4.4%, respectively, over the corresponding fiscal 2001 periods. International sales increased by 19.0% and 11.7% for the quarter and year to date periods ended June 30, 2002, respectively, over the corresponding fiscal 2001 periods. Without the effects of currency fluctuations, international sales growth would have been 15.6% and 11.8% for the quarter and year to date periods, respectively, over the corresponding fiscal 2001 periods.

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

         During the quarter ended June 30, 2002, we changed our method of accounting for our domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe the change to FIFO is preferable in the circumstances because in the current environment of low inflation, it will result in a better measurement of operating results. In addition, we believe that the change in the method of accounting for domestic inventory costs is preferable because it provides a better measure of the current value of our inventory, provides a more accurate reflection of our financial position and liquidity, and provides a better matching of manufacturing costs with revenues. It will also allow for the valuing of inventory consistently throughout our company. Our historical financial statements have been adjusted for all relevant prior periods in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes" to reflect this change in method of inventory accounting. The effect of the accounting change on income as previously reported for the six months ended March 31, 2002, and the quarter and nine months ended June 30, 2001 is as follows:

                                                                            INCREASE (DECREASE)
                                                                SIX MONTHS        QUARTER       NINE MONTHS
                                                                   ENDED           ENDED           ENDED
(In thousands, except per share data)                         MARCH 31, 2002   JUNE 30, 2001   JUNE 30, 2001
                                                              --------------   -------------   -------------
Effect on:
     Income before extraordinary item ......................   $     (1,132)   $       (258)   $        237
     Net income ............................................         (1,132)           (258)            237
     Basic earnings per share before extraordinary item ....          (0.03)          (0.01)           0.01
     Basic earnings per share ..............................          (0.03)          (0.01)           0.01
     Diluted earnings per share before extraordinary item ..          (0.03)          (0.01)           0.01
     Diluted earnings per share ............................          (0.03)          (0.01)           0.01

The balances of additional paid-in capital and retained earnings as of September 30, 2001 have been adjusted for the effect (net of income taxes) of applying retroactively the change in method of accounting.

FUTURE CHARGES AND EVENTS

         We are formulating a restructuring plan for our European operations which we expect to finalize in fiscal 2002. The amount of the resulting restructuring charge, and the portion which will represent cash charges, will not be known until the plan is finalized. However, based on our current, preliminary estimates, we expect this charge to be approximately $3.0 million.

         We have made some changes in our sales and marketing programs at Kerr and Metrex which may have a negative impact on our sales and income in the near-term. The changes made include the termination of Kerr's annual rebate program for its North American distributors, which rewarded dealers for purchases made at the end of our fiscal year and the termination of certain quarter-end incentive programs that were aimed solely at dealers, without a corresponding incentive to stimulate end-user demand.

         These programs were in effect in the fourth quarter of our 2001 fiscal year and may have stimulated the purchase of product in that quarter. We anticipate that the termination in the fourth quarter of our current fiscal year of the Kerr annual rebate program and the quarterly incentive programs will cause the year-over-year growth for Kerr and Metrex to be negative in the 2002 fiscal fourth quarter which will impact our net income in that quarter.

         While the immediate impact of these changes is expected to be negative, we believe these changes will create a more consistent level of dealer purchases of our products and enable us to better plan our production and better manage our inventory levels over time, which should allow us to reduce somewhat our working capital requirements and manage our business more effectively.

         In addition to the impact that the termination of the incentive programs will have on our expected 2002 fiscal year fourth quarter results, we anticipate that sales at Ormco will be lower than we initially planned in the 2002 fiscal fourth quarter. This is the result of slight slowing in the orthodontia market and the under performance of some elements of our sales organization. If the sales are lower than currently expected, it will reduce our gross margins and net income in the quarter.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

         Net Sales

                               FISCAL          FISCAL        DOLLAR        PERCENT
NET SALES: (IN THOUSANDS)       2002            2001         CHANGE         CHANGE
-------------------------   ------------   ------------   ------------   ------------

Professional Dental .....   $     65,152   $     55,729   $      9,423           16.9%
Orthodontics ............         45,582         43,400          2,182            5.0
Infection Prevention ....          8,569          8,128            441            5.4
                            ------------   ------------   ------------   ------------
Total Net Sales .........   $    119,303   $    107,257   $     12,046           11.2%
                            ============   ============   ============   ============

         Overall Company. Net sales for the third quarter of fiscal 2002 increased by $12.0 million or 11.2% from the corresponding fiscal 2001 quarter.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of products from acquired companies (approximately $6.0 million), (b) net sales of new products (approximately $1.4 million), (c) increased net sales of existing products (approximately $1.2 million), (d) favorable foreign currency fluctuations (approximately $0.7 million), and (e) decreased rebate expense (approximately $0.1 million).

         Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) net sales of new products (approximately $0.8 million), (b) increased net sales of existing products (approximately $0.7 million), (c) favorable foreign currency fluctuations (approximately $0.6 million), and (d) decreased rebate expense (approximately $0.1 million).

         Infection Prevention. Increased net sales in the Infection Prevention segment resulted primarily from net sales of products from an acquired company (approximately $0.6 million). This increase was partially offset by a decrease in net sales of existing products (approximately $0.2 million).

         Gross Profit

                                 FISCAL     PERCENT OF      FISCAL     PERCENT OF      DOLLAR        PERCENT
GROSS PROFIT: (IN THOUSANDS)      2002        SALES          2001        SALES         CHANGE        CHANGE
----------------------------   ----------   ----------    ----------   ----------    ----------    ----------

Professional Dental ........   $   36,189         55.5%   $   31,165         55.9%   $    5,024          16.1%
Orthodontics ...............       27,071         59.4        26,095         60.1           976           3.7
Infection Prevention .......        4,066         47.5         4,238         52.1          (172)         (4.1)
                               ----------   ----------    ----------   ----------    ----------    ----------
Total Gross Profit .........   $   67,326         56.4%   $   61,498         57.3%   $    5,828           9.5%
                               ==========   ==========    ==========   ==========    ==========    ==========

         Overall Company. Gross profit for the quarter ended June 30, 2002 increased by $5.8 million or 9.5% from the corresponding fiscal 2001 quarter.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $3.0 million), (b) a favorable product mix (approximately $2.5 million), (c) increased unit volume of existing products (approximately $0.7 million), (d) unit volume relating to new products (approximately $0.7 million), (e) a favorable exchange rate effect (approximately $0.3 million), and (f) decreased rebate expense (approximately $0.1 million). The increase in gross profit was partially offset by: (a) unfavorable manufacturing variances (approximately $1.9 million) and (b) inventory reserve adjustments (approximately $0.4 million, of which approximately $0.4 million is due to increased royalty expense, an increase in obsolescence of approximately $0.2 million, partially offset by physical inventory adjustments of approximately $0.2 million).

         Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) favorable product mix margins (approximately $1.4 million), (b) a favorable exchange rate effect (approximately $0.6 million), (c) inventory reserve adjustments (approximately $0.6 million, of which approximately $1.1 million is due to a decrease in obsolescence, partially offset by physical inventory adjustments of approximately $0.3 million, increased royalty expense of approximately $0.1 million, and standard cost adjustments of approximately $0.1 million), (d) unit volume relating to new products (approximately $0.5 million), (e) increased net sales of existing products (approximately $0.4 million) and (f) decreased rebate expense (approximately $0.1 million). The increase in gross profit was partially offset by unfavorable manufacturing variances of approximately $2.6 million.

         Infection Prevention. Gross profit in the Infection Prevention segment decreased primarily from: (a) unfavorable manufacturing variances of approximately $0.3 million and (b) inventory reserve adjustments (approximately $0.2 million, of which approximately $0.4 million is related to physical inventory adjustments, partially offset by standard cost revisions of approximately

$0.1 million and a decrease in obsolescence of approximately $0.1 million). The decrease in gross profit was offset by margins relating to the net sales of products from the acquired company (approximately $0.3 million).

         Selling, General and Administrative Expenses

SELLING, GENERAL AND                        FISCAL     PERCENT OF      FISCAL     PERCENT OF      DOLLAR       PERCENT
ADMINISTRATIVE EXPENSES: (IN THOUSANDS)      2002        SALES          2001         SALES        CHANGE        CHANGE
---------------------------------------   ----------   ----------    ----------   ----------    ----------   ----------

Professional Dental ...................   $   20,376         31.3%   $   16,306         29.3%   $    4,070         25.0%
Orthodontics ..........................       16,927         37.1        16,903         38.9            24          0.1
Infection Prevention ..................        3,915         45.7         3,566         43.9           349          9.8
                                          ----------   ----------    ----------   ----------    ----------   ----------
Total Selling General and
    Administrative Expenses ...........   $   41,218         34.5%   $   36,775         34.3%   $    4,443         12.1%
                                          ==========   ==========    ==========   ==========    ==========   ==========

         Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2002 increased by $4.4 million or 12.1% from the corresponding fiscal 2001 quarter.

         Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses related to acquisitions (approximately $2.6 million), (b) increased selling and marketing expenses (approximately $1.0 million), (c) an increase in amortization expense of goodwill and other intangible assets (approximately $0.2 million), (d) increased general and administrative expenses (approximately $0.2 million), and (e) an increase in expenses relating to foreign currency fluctuations (approximately $0.1 million).

         Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $0.2 million), (b) increased general and administrative expenses (approximately $0.1 million), and (c) increased research and development expenses (approximately $0.1 million). The increase in selling, general and administrative expenses was offset by a decrease in expenses related to foreign currency fluctuations (approximately $0.4 million).

         Infection Prevention. Increased selling, general and administrative expenses in the Infection Prevention segment resulted primarily from: (a) increased selling and marketing expenses (approximately $0.4 million) and (b) an increase in amortization expense of goodwill and other intangible assets (approximately $0.1 million). The increase in selling and marketing expenses was partially offset by decreased general and administrative expenses (approximately $0.2 million).

         Operating Income

                                    FISCAL     PERCENT OF      FISCAL     PERCENT OF      DOLLAR       PERCENT
OPERATING INCOME: (IN THOUSANDS)     2002        SALES          2001         SALES        CHANGE        CHANGE
--------------------------------  ----------   ----------    ----------   ----------    ----------    ----------

Professional Dental ..........    $   15,813         24.3%   $   14,859         26.7%   $      954           6.4%
Orthodontics .................        10,144         22.3         9,192         21.2           952          10.4
Infection Prevention .........           151          1.8           672          8.3          (521)        (77.5)
                                  ----------   ----------    ----------   ----------    ----------    ----------
Total Operating Income .......    $   26,108         21.9%   $   24,723         23.1%   $    1,385           5.6%
                                  ==========   ==========    ==========   ==========    ==========    ==========

         As a result of the foregoing, operating income in the third quarter of fiscal 2002 increased by 5.6% or $1.4 million above operating income in the corresponding quarter of fiscal 2001.

         Interest Expense

         Interest expense was $6.6 million in the third quarter of fiscal 2002, a decrease of $2.4 million from the corresponding fiscal 2001 quarter. The decrease resulted from reduced average debt balances in the third quarter of fiscal 2002 and reduced average interest rates on our credit facility.

         Income Taxes

         Taxes on income in the third quarter of fiscal 2002 were approximately $4.9 million, a decrease of $1.5 million for the corresponding fiscal 2001 quarter. The decrease was primarily due to lower taxable earnings, as well as a decrease in the effective tax rate for the quarter from 40.5% to 39.0%.

         Income Before Extraordinary Item

         As a result of the foregoing, we had income before extraordinary item of $7.6 million in the third quarter of fiscal 2002. Included in net income before extraordinary item for the first nine months of fiscal 2002 is a loss of approximately $4.3 million, net of tax, which is the loss on the interest rates swaps that were either terminated or re-assigned as a result of the re-financing of the previous credit facility in the third quarter of fiscal 2002.

         Extraordinary Item

         In the third quarter of fiscal 2002, we terminated our prior credit agreement and wrote off the associated deferred financing fees of $2.7 million (net of tax) and had termination costs of approximately $1.0 million (net of tax), primarily due to a prepayment penalty of our terminated tranche B term loan.

         Net Income

         As a result of the foregoing, we had net income of $3.9 million in the quarter ended June 30, 2002, as compared to net income of $9.4 million in the corresponding fiscal 2001 period.

         Depreciation and Amortization

         Depreciation and amortization of goodwill and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization of goodwill and other intangible assets increased $1.2 million in the third quarter of fiscal 2002 compared to the same period in the prior year due to amortization expenses of goodwill and other intangible assets of acquired companies, as well as increased depreciation expense due to the addition of new assets.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001

         Net Sales

                               FISCAL         FISCAL         DOLLAR          PERCENT
NET SALES: (IN THOUSANDS)       2002           2001          CHANGE          CHANGE
-------------------------   ------------   ------------   ------------    ------------

Professional Dental .....   $    185,398   $    164,216   $     21,182            12.9%
Orthodontics ............        132,030        133,334         (1,304)           (1.0)
Infection Prevention ....         24,334         21,008          3,326            15.8
                            ------------   ------------   ------------    ------------
Total Net Sales .........   $    341,762   $    318,558   $     23,204             7.3%
                            ============   ============   ============    ============

         Overall Company. Net sales for the first nine months of fiscal 2002 increased by $23.2 million or 7.3% from the corresponding fiscal 2001 period.

         Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $17.5 million), (b) net sales of new products (approximately $2.8 million), (c) net sales of existing products (approximately $1.4 million), and (d) reduced rebate expense (approximately $0.3 million). The increase in net sales was offset by the loss of the net sales of last year's exited product lines (approximately $0.8 million).

         Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.6 million), (b) the loss of the net sales of last year's exited product lines (approximately $1.3 million), and (c) unfavorable foreign currency fluctuations (approximately $0.2 million). The decrease in net sales was partially offset by:
(a) net sales of new products (approximately $2.5 million), (b) reduced rebate expenses (approximately $0.2 million), and (c) the net sales of products from an acquired company (approximately $0.1 million).

         Infection Prevention. Increased net sales in the Infection Prevention segment resulted primarily from: (a) the net sales of products from an acquired company (approximately $2.1 million) and (b) increased net sales of existing products (approximately $1.2 million).

         Gross Profit

                                   FISCAL     PERCENT OF      FISCAL     PERCENT OF      DOLLAR       PERCENT
GROSS PROFIT: (IN THOUSANDS)        2002        SALES          2001        SALES         CHANGE        CHANGE
----------------------------     ----------   ----------    ----------   ----------    ----------    ----------

Professional Dental ..........   $  105,815         57.1%   $   91,389         55.7%   $   14,426          15.8%
Orthodontics .................       74,175         56.2        80,242         60.2        (6,067)         (7.6)
Infection Prevention .........       12,591         51.7        10,648         50.7         1,943          18.2
                                 ----------   ----------    ----------   ----------    ----------    ----------
Total Gross Profit ...........   $  192,581         56.3%   $  182,279         57.2%   $   10,302           5.7%
                                 ==========   ==========    ==========   ==========    ==========    ==========

         Overall Company. Gross profit for the nine months ended June 30, 2002 increased by $10.3 million or 5.7% from the corresponding fiscal 2001 period.

         Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $8.9 million), (b) a favorable product mix (approximately $4.7 million), (c) unit volume relating to new products (approximately $1.7 million), (d) decreased rebate expense (approximately $0.3 million), (e) favorable manufacturing variances (approximately $0.2 million), and (f) increased net sales of existing products (approximately $0.6 million). The increase in gross profit was partially offset by: (a) inventory reserve adjustments (approximately $1.6 million, of which approximately $0.8 million is due to increased royalty expense, standard cost revisions of approximately $0.3 million, an increase in obsolescence of approximately $0.3 million and physical inventory adjustments of approximately $0.2 million) and (b) margins lost from the prior year's exited products lines (approximately $0.4 million).

         Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) unfavorable manufacturing variances (approximately $4.1 million), (b) decreased net sales of existing products (approximately $1.6 million), (c) inventory reserve adjustments (approximately $0.8 million, of which approximately $0.5 million is due to an increase in royalty expense, physical inventory adjustments of approximately $0.3 million, an increase in obsolescence of approximately $0.2 million, partially offset by standard cost revisions of approximately $0.2 million), (d) margins lost from the prior year's exited products (approximately $0.8 million), (e) unfavorable product mix margins (approximately $0.4 million), and (e) an unfavorable exchange rate effect (approximately $0.2 million). The decrease in gross profit was partially offset by: (a) unit volume relating to new products (approximately $1.5 million), (b) reduced rebate expense (approximately $0.2 million), and (c) margins relating to the net sales of products from acquired companies (approximately $0.1 million).

         Infection Prevention. Increased gross profit in the Infection Prevention segment resulted primarily from: (a) increased net sales of existing products (approximately $1.3 million) and (b) margins relating to the net sales of products from the acquired company (approximately $1.0 million). The increase in gross profit was partially offset by: (a) unfavorable manufacturing variances (approximately $0.3 million) and (b) inventory reserve adjustments (approximately $0.1 million, of which $0.4 million is related to physical inventory adjustments, partially offset by a decrease in obsolescence of approximately $0.2 million, and standard cost revisions of approximately $0.1 million).

         Selling, General and Administrative Expenses

SELLING, GENERAL AND                         FISCAL      PERCENT OF     FISCAL     PERCENT OF     DOLLAR       PERCENT
ADMINISTRATIVE EXPENSES: (IN THOUSANDS)       2002          SALES        2001         SALES       CHANGE       CHANGE
---------------------------------------    ----------   ----------    ----------   ----------    ----------   ----------

Professional Dental ....................   $   57,366         30.9%   $   48,457         29.5%   $    8,909         18.4%
Orthodontics ...........................       50,237         38.0        49,991         37.5           246          0.5
Infection Prevention ...................       10,922         44.9         9,582         45.6         1,340         14.0
                                           ----------   ----------    ----------   ----------    ----------   ----------
Total Selling General and
    Administrative Expenses ............   $  118,525         34.7%   $  108,030         33.9%   $   10,495          9.7%
                                           ==========   ==========    ==========   ==========    ==========   ==========

         Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2002 increased by $10.5 million or 9.7% from the corresponding fiscal 2001 period.

         Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses related to acquisitions (approximately $6.6 million), (b) increased selling and marketing expenses (approximately $1.1 million), (c) increased amortization expense of goodwill and other intangible assets (approximately $0.8 million), (d) increased general and administrative expenses (approximately $0.4 million), and (e) increased research and development expenses (approximately $0.3 million). The increase in selling, general and administrative expenses was offset by a decrease in expenses related to foreign currency fluctuations (approximately $0.3 million).

         Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $2.1 million), (b) increased research and development expenses (approximately $0.4 million), and (c) expenses related to acquisitions (approximately $0.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased general and administrative expenses (approximately $1.3 million), (b) a decrease in expenses related to foreign currency fluctuations (approximately $1.0 million), and (c) decreased amortization expense of goodwill and other intangible assets (approximately $0.1 million).

         Infection Prevention. Increased selling, general and administrative expenses in the Infection Prevention segment resulted primarily from: (a) increased selling and marketing expenses (approximately $0.7 million), (b) increased amortization expense of goodwill and other intangible assets (approximately $0.3 million), (c) increased general and administrative expenses (approximately $0.2 million), and (d) expenses related to acquisitions (approximately $0.1 million).

         Operating Income

                                      FISCAL     PERCENT OF      FISCAL     PERCENT OF      DOLLAR        PERCENT
OPERATING INCOME: (IN THOUSANDS)       2002        SALES          2001         SALES        CHANGE        CHANGE
--------------------------------    ----------   ----------    ----------   ----------    ----------    ----------

Professional Dental .............   $   48,449         26.1%   $   42,932         26.1%   $    5,517          12.9%
Orthodontics ....................       23,938         18.1        30,251         22.7        (6,313)        (20.9)
Infection Prevention ............        1,669          6.9         1,066          5.1           603          56.6
                                    ----------   ----------    ----------   ----------    ----------    ----------
Total Operating Income ..........   $   74,056         21.7%   $   74,249         23.3%   $     (193)         (0.3)%
                                    ==========   ==========    ==========   ==========    ==========    ==========

         As a result of the foregoing, operating income in the first nine months of fiscal 2002 decreased by 0.3% or $0.2 million below operating income in the corresponding period of fiscal 2001.

         Interest Expense

         Interest expense was $20.2 million in the first nine months of fiscal 2002, a decrease of $5.5 million from the corresponding fiscal 2001 period. The decrease resulted from reduced average debt balances in the first nine months of fiscal 2002 and reduced average interest rates on our credit facility.

         Income Taxes

         Taxes on income in the first nine months of fiscal 2002 were $18.1 million, a decrease of $1.4 million from the corresponding fiscal 2001 period, primarily due to lower taxable income.

         Income Before Extraordinary Item

         As a result of the foregoing, we had income before extraordinary item of $28.3 million in the first nine months of fiscal 2002 as compared to income before extraordinary item of $28.7 million in the corresponding fiscal 2001 period. Included in net income before extraordinary item is a loss of approximately $4.3 million, net of tax, which is the loss on the interest rates swaps that were either terminated or re-designated as a result of the re-financing of the previous credit facility in the third quarter of fiscal year 2002.

         Extraordinary Item

         In the third quarter of fiscal 2002, we terminated our prior credit agreement and wrote off the associated deferred financing fees of $2.7 million (net of tax) and had termination costs of approximately $1.0 million (net of tax) primarily due to a prepayment penalty on our terminated tranche B term loan. The extraordinary item of approximately $0.5 million (net of tax) in the prior fiscal year represents the write off of the associated deferred financing fees as a result of the termination of Apogent's credit agreement due to the spin-off of SDS.

         Net Income

         As a result of the foregoing, we had net income of $24.7 million in the first nine months of fiscal 2002, as compared to net income of $28.2 million in the corresponding fiscal 2001 period.

         Depreciation and Amortization

         Depreciation and amortization of goodwill and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization of goodwill and other intangible assets increased $1.5 million in the first nine months of fiscal 2002 compared to the same period in the prior year due to amortization of goodwill and other intangible assets of acquired companies, as well as increased depreciation expense due to the addition of new assets.

         CRITICAL ACCOUNTING POLICIES

         We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for determining the carrying values of assets and liabilities that are not readily apparent from other sources and are inherently uncertain. As a result, changes in estimates, assumptions and general market conditions on which our judgments and estimates are based, could cause actual results to differ materially from future expected results.

o Intangible Assets - Intangible assets, other than goodwill, are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Goodwill (excess of cost over the net asset value of acquired businesses) recorded prior to June 30, 2001, is amortized over 5 to 40 years, proprietary technology, trademarks, and other intangibles are amortized over 7 to 40 years, 9 years, and 3 to 17 years, respectively. Goodwill recorded subsequent to June 30, 2001 is not being amortized to earnings, but is to be reviewed for impairment on an annual basis in accordance with the implementation of FASB Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". We applied SFAS No. 141 "Business Combinations" in our preliminary allocation of the purchase price of the Surgical Acuity business. We identified and allocated a value to the purchase of the intangible assets of less than $0.1 million related to licensing agreements, and goodwill related to the purchase of $5.9 million. The intangible relating to licensing is being amortized to earnings over a period of 15 years, while the goodwill related to the purchase is not being amortized to earnings, but reviewed on an annual basis for impairment, in accordance with SFAS No.
         142. See "New Accounting Pronouncements" below for additional information relating to the treatment of goodwill beginning October 1, 2002.

o Revenue Recognition - We recognize revenue upon shipment of products, when the risks and rewards of ownership are passed, when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectability of the sales price is reasonably assured. A large portion of our sales of Professional Dental products and Infection Prevention products is sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. We are not obligated to allow for returns. Additionally, we accrue rebates based upon our various pricing programs. These rebates are accounted for as a reduction of revenue. The allowance for doubtful receivables is reviewed and adjusted periodically. Accounts that are judged to have a collection uncertainty are reserved for, in part or in total, based on management's estimate of the collectable balance.

o Inventories - Periodically we review our inventory for potentially excess and/or obsolete items by comparing the historical demand to the expected future demand and adjust our obsolescence reserves accordingly. If circumstances change (e.g., unexpected shifts in market demand) there could be a material impact on the net realizable value of the inventory. Additionally, in the quarter ended June 30, 2002, we changed our method of accounting for domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method, and prior period financial statements have been adjusted to reflect this change in accordance with Accounting Principles Board No. 20 "Accounting Changes." For a further description of this change in method for accounting for inventories, please see note 2 in the notes to the unaudited consolidated financial statements in Item 1 above.

o Derivative Financial Instruments - We use derivative financial instruments to manage our foreign currency, interest rate exposures, and certain net investments. We do not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of our risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counterparties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly inversely correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. Under SFAS No. 142, the amortization of goodwill ceases upon adoption of the statement and is effective for fiscal years beginning after December 15, 2001. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year.

         We have historically amortized our goodwill and other intangible assets over their estimated useful lives. Beginning with the adoption of SFAS No. 142, we will cease amortizing our goodwill and certain intangible assets as defined in SFAS No. 142. We will adopt SFAS No. 142 as of the beginning of fiscal year 2003 (i.e. October 1, 2002). We recorded amortization expense of goodwill and other intangible assets in the amount of $7.6 million and $6.6 million for the nine month periods ended June 30, 2002 and 2001, respectively. Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets will not be recorded in future periods.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We expect the only impact of adopting SFAS No. 145 to be the reclassification of current year and prior year extraordinary losses to interest expense and income taxes.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determined the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

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

         Approximately $28.2 million of cash was generated from operating activities in the first nine months of fiscal 2002, as compared to approximately $48.2 million from the same period of the prior year. The approximate $20.0 million decrease in cash flows from operations was primarily due to: (a) a decrease in the net change of income taxes payable from the prior year period of approximately $9.7 million, (b) an increase in the net change in inventories from the comparable prior year period of approximately $6.3 million, (c) an increase in the net change in prepaid expenses and other current assets from the prior year period of approximately $6.0 million, (d) a decrease in the net change in accrued payroll and employee benefits for the current year period as compared to the prior year of approximately $5.8 million, (e) decreased earnings compared to the prior year period of approximately $3.6 million, (f) a decrease in the net change in other assets and liabilities of approximately $2.6 million from the prior year period, (g) a decrease in the net change in accounts payable from the prior year period of approximately $1.8 million, (h) a decrease in the net change in other current liabilities from the prior year period of approximately $0.8 million, (i) a decrease in the provision for losses on doubtful accounts from prior year period of approximately $0.5 million, (j) a net change in the gain on sales of property, plant and equipment from the prior year period of approximately $0.3 million, and (k) a decrease in the net change in the restructuring reserve of approximately $0.1 million. The decreases in cash flows from operations were partially offset by the following: (a) an increase in non-cash charges of approximately $6.9 million, related to the termination of the previous credit facility (b) an increase in the net change in deferred income taxes from the prior year period of approximately $4.8 million,
(c) an increase in the net change in accounts receivable from the prior year period of approximately $2.6 million, (d) an increase in inventory provisions from the prior year period of approximately $1.3 million, (e) an increase in amortization expense of goodwill and other intangible assets from the prior year period of approximately $1.0 million, (f) an increase in depreciation expense from the prior year period of approximately $0.5 million, and (g) a tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.3 million recorded in the fiscal 2002 period.

         Approximately $19.9 million of cash was used in investing activities in the first nine months of 2002, a decrease of approximately $41.2 million from the same period of fiscal 2001. The decrease was primarily due to: (a) the decrease in payments for acquisitions from the prior year period of approximately $43.4 million and (b) increased proceeds from the sales of property, plant and equipment from the prior year of approximately $0.4 million, partially offset by an increase in capital expenditures of approximately $2.6 million from the prior year period.

         Approximately $0.4 million of cash was provided by financing activities in the first nine months of fiscal 2002, a decrease of approximately $14.0 million from the prior year period of fiscal 2001. The decrease was primarily due to: (a) a decrease in the net loan proceeds of approximately $167.0 million from the prior year period, (b) a decrease in net proceeds from our underwritten stock offering of approximately $50.1 million, (c) the increase in deferred financing fees from the prior year period of approximately $5.6 million, (d) a prepayment penalty and termination costs of approximately $5.3 million related to the refinancing and (e) the decrease in capital contributions from Apogent from the prior year period of approximately $4.6 million (as a result of the spin-off). The decrease in cash provided by financing activities was partially offset by: (a) net proceeds from the sale of the senior subordinated notes of $150.0 million, (b) the elimination of cash dividend payments to Apogent in fiscal 2002 from the prior year period of approximately $67.9 million (as a result of the spin-off), (c) the net change in advances and loans to Apogent from the prior year period of approximately $0.4 million (also as a result of the spin-off), and (d) an increase in cash received from the exercise of stock options of approximately $0.1 million.

         Credit Facilities and Senior Subordinated Notes: On June 6, 2002, we terminated our existing $450 million credit facility and entered into a new $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The new credit facility (the "New Credit Facility"), provides for a five-year $120.0 million revolving credit facility (the "Revolver"), a seven-year $200.0 million term loan (the "Term Loan B") and a five-year $30.0 million revolving credit facility (the "Euro Tranche"). Sybron Dental Management, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the "Domestic Borrowers") will be joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos Holding SA will be the borrower under the Euro Tranche. In addition to the New Credit Facility, we completed the sale of $150.0 million of 8 1/8% senior subordinated notes due 2012 (the "Senior Subordinated Notes") in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

         The New Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the Domestic Borrowers and each of our present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the New Credit Facility is secured by a pledge of 65% of the capital stock of each of our first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of our Swiss subsidiary, Hawe Neos Holding SA, certain direct subsidiaries of Hawe Neos and certain of our other indirect foreign subsidiaries.

         The New Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs. Under the New Credit Facility, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the facility.

         The Term B Loan amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term B Loan bears interest, at our option, at either (i) a per annum rate equal to LIBOR, plus between 225 and 275 basis points, or (ii) a per annum rate equal to a base rate, plus between 125 and 175 basis points, in each case as determined on a quarterly basis according to the rating of the New Credit Facility by Standard and Poor's and Moody's. The per annum initial interest rate for the first six months is equal to LIBOR, plus 250 basis points. As of June 30, 2002 the amount outstanding on the Term B Loan was $200.0 million. The average interest rate at June 30, 2002 on the Term B Loan was 6.62% after giving effect to the interest rate swap agreements we had in effect as of that date.

         The Revolver bears interest, at our option, at a per annum rate equal to (i) LIBOR, plus between 175 and 250 basis points, or (ii) the base rate plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate on the Revolver for the first six months will be, at our option, either (i) LIBOR plus 225 basis points or (ii) the base rate plus 125 basis points.

         The Euro Tranche will bear interest, at our option, at Euro-LIBOR or at base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Revolver and the Euro Tranche will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of June 30, 2002, there was no outstanding balance under the Revolver or the Euro Tranche and the amount available under our Revolver was $120.0 million, and the amount available under the Euro Tranche was $30.0 million.

         The New Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, and (vii) loans and investments, as well as prohibitions on the payment of cash dividends to or the repurchase or redemption of stock from stockholders. The New Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

         Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at June 30, 2002.

         Prior to June 6, 2002, we had a credit facility that we entered into in connection with the spin-off on December 11, 2000, which allowed for borrowings up to $450.0 million from ABN AMRO Bank N.V. and certain other lenders. This credit facility was composed of a $150.0 million five year tranche A term loan, a $150.0 million seven year tranche B term loan, under which Kerr and Ormco were borrowers, and a five year revolving credit facility up to $150.0 million, under which Sybron Dental Management, Inc., was the borrower.

         The tranche A term loan bore interest primarily at the adjusted interbank offered rate for Eurodollar deposits plus 275 basis points. The tranche B term loan bore interest primarily at the adjusted interbank offered rate for Eurodollar deposits plus 375 basis points. Borrowings under the previous revolving credit facility generally bore interest on the same terms as those under the tranche A term loan, plus we paid a commitment fee on the average unused portion of the revolving credit facility of 0.5%.

         In connection with entering into our New Credit Facility on June 6, 2002, we issued $150.0 million of Senior Subordinated Notes bearing interest at 8 1/8%, maturing on June 15, 2012. The Senior Subordinated Notes are our unsecured obligations, subordinated in right of payment to all our existing and future senior debt in accordance with the subordination provisions of the indenture.

         The Senior Subordinated Notes are generally not redeemable at our option before June 15, 2005. Some limited redemption is allowed if we receive cash from an equity offering. At any time and from time to time on or after June 15, 2007, we may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date.

         TWELVE-MONTH PERIOD COMMENCING JUNE 15;                         PERCENTAGE
         ---------------------------------------                         ----------

         2007......................................................       104.063%
         2008......................................................       102.708%
         2009......................................................       101.354%
         2010 and thereafter.......................................       100.000%

         As a result of the terms of our New Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of June 30, 2002, we had five interest rate swaps outstanding aggregating a notional amount of $126.7 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swaps' expiration dates. The net interest rate paid by us is approximately equal to the sum of the swap agreement rates plus the applicable LIBOR margin. The swap agreement rates and durations as of June 30, 2002 are as follows:

EXPIRATION DATE         NOTIONAL AMOUNT    SWAP AGREEMENT DATE    SWAP AGREEMENT RATE        SWAP EFFECTIVE DATE
---------------         ---------------    -------------------    -------------------        -------------------

September 15, 2002       $25.0 million      February 23, 2001           5.00%                March 15, 2001
September 15, 2002       $35.0 million      February 23, 2001           5.00%                June 15, 2001
February 16, 2005        $10.0 million      January 24, 2001            5.69%                February 16, 2001
March 31, 2005           $28.4 million      January 2, 2001             5.65%                March 30, 2001
March 31, 2005           $28.3 million      January 2, 2001             5.58%                March 30, 2001

         Our Senior Subordinated Notes bear interest at a fixed rate. This rate is higher than the current LIBOR rates and, therefore, we are currently looking at opportunities to swap the interest rate from fixed to floating rate, to reduce our interest exposure.

         We intend to fund our acquisitions, working capital requirements, capital expenditure requirements, principal and interest payments, obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under our Revolver. To the extent that funds are not available from those sources, particularly with respect to our acquisition strategy, we would have to raise additional capital.

         While cash provided from operating activities may be impacted by lower revenues due to the slowing economy and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our New Credit Facility, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case.

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

         CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The following table represents a comprehensive list of our contractual obligations and other commercial commitments for the indicated periods (calculated as of June 30, 2002);

                                         PAYMENTS DUE FOR THE TWELVE MONTH PERIODS ENDED JUNE 30,
                                --------------------------------------------------------------------------
                                   2003      2004       2005       2006       2007    THEREAFTER    TOTAL
                                --------   --------   --------   --------   --------  ----------  --------
                                                              (IN THOUSANDS)

Long-term debt ..............   $  2,591   $  2,577   $  2,564   $  2,583   $  2,595   $200,378   $213,288
Senior term notes ...........         --         --         --         --         --    150,000    150,000
Standby letters of credit ...      1,853         --         --         --         --         --      1,853
Operating leases ............      4,893      4,214      3,113      2,244      1,803      5,820     22,087
                                --------   --------   --------   --------   --------   --------   --------
Total Contractual Cash
    Obligations .............   $  9,337   $  6,791   $  5,677   $  4,827   $  4,398   $356,198   $387,228
                                ========   ========   ========   ========   ========   ========   ========

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

         Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects:

         o As of June 30, 2002, we had $363.3 million in total long-term debt (including current portion), and $126.4 million in stockholders' equity. This level of indebtedness could have significant consequences, including: (a) limiting the cash flow available for working capital, capital expenditures, acquisitions, and other corporate purposes because a significant portion of our cash flow from operations must be dedicated to servicing our debt; (b) limiting our ability to obtain additional financing in the future for working capital or other purposes; (c) limiting our ability to create or permit liens or to pay cash dividends; and (d) limiting our flexibility to react to competitive or other changes in our industry, and to economic conditions generally.

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

         o Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental Business segment include Dentsply International Inc., 3M Corporation and its affiliate ESPE GmbH & Co., and Ivoclar Vivadent Group; in the Orthodontics business segment, our principal competitors include Unitek, a subsidiary of 3M Corporation, GAC Orthodontics, a subsidiary of Dentsply, and American Orthodontics; and in the Infection Prevention business segment, our principal competitors include Johnson & Johnson, Steris Corporation, and Ecolab, Inc. We may face increased competition from these or other companies in the future and we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Any of the foregoing factors could adversely affect our revenues and operating profits and hinder our future expansion.

         o We measure our financial position and results of operations from substantially all of our international operations, other than most U.S. export sales, using local currency of the countries in which we conduct such operations and then translate them into U.S. dollars. The reported income of our foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency. Our U.S. export sales may also be affected by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases according to the weakness or strength of their respective currencies versus the U.S. dollar. In addition, any future increases in the inflation rate in any country where we have operations may negatively affect our results of operations. To the extent these local currencies appreciate against the U.S. dollar, our business, financial condition and results of operations could be adversely affected.

         o We have engaged in currency hedges to mitigate the impact of foreign currency fluctuations. If we are unable to, or elect not to continue to employ currency hedges, it could have a material adverse effect on our net sales and profitability. As we expand our international presence, these risks may increase.

         o Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy, and Mexico. An event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including but not limited to: changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada; changes in local labor laws and regulations affecting our ability to hire, retain, and discharge local employees; currency exchange restrictions and fluctuations in the value of foreign currency; potentially adverse tax consequences; longer payment cycles; greater difficulties in accounts receivable collection; changing political conditions; unexpected changes in the regulatory environment; and changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States. If any of these events were to occur, it could have a material adverse effect on our business, financial condition and result of operations.

         o We may not be able to maintain our level of investment in research and development as we incur more indebtedness and greater interest expense. The indenture relating to our Senior Subordinated Notes and the New Credit Facility permit us to incur significant amounts of additional debt. If we incur additional debt, our interest expenses will rise. We may find we do not have enough available cash to pay for the increased interest expense and other budgeted expenses. We may need to reduce our discretionary expenses, including research and development, which could reduce or delay the introduction of new products.

         o Our business strategy includes continued growth through strategic acquisitions, which depends upon the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve transitional challenges. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results. These challenges include integration of product lines, sales forces and manufacturing facilities and decisions regarding divestitures, cost reductions, and realizing other synergies. Also, these challenges involve risks of employee turnover, disruption in product cycles and the loss of sales momentum. We cannot be certain that we will successfully manage them in the future. Also, our New Credit Facility and the indenture for our Senior Subordinated Notes limit our ability to consummate acquisitions by imposing various conditions which must be satisfied.

         o Our ability to increase sales, and to profitably distribute and sell our products, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products in order to remain competitive and risks associated with changes in demand for dental services which can be affected by economic conditions, health care reform, government regulation, and more stringent limits on expenditures by dental insurance providers or governmental programs.

         o We strive to increase our margins by controlling our costs and by improving our manufacturing efficiencies. There can be no assurance, however, that our efforts will continue to be successful. Margins can be affected by many factors, including competition, product mix, and the effect of acquisitions.

         o We intend to continue to expand our business over time into new geographic regions and additional products and services, subject to the sufficiency of our cash resources and our ability to comply with the covenants in our various debt instruments. Our future performance will depend, in large part, upon our ability to implement and manage our growth effectively. Our growth in the future will continue to place a significant strain on our administrative, operational, and financial resources. We anticipate that, if we are successful in expanding our business, we will be required to recruit and hire a substantial number of new managerial, finance, accounting, and support personnel. Failure to attract and retain additional management personnel who can manage our growth effectively would have a material adverse effect on our performance. To manage our growth successfully, we will also have to continue to improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to successfully manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

         o Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration, state laws or other domestic or foreign governments or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, reclassification of our products into categories subject to more stringent requirements, or the withdrawal of the approval needed to sell one or more of our products. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may force us to cut back our operations, recall products, increase our costs of regulatory compliance, prevent us from selling a product or hinder our growth.

         o Because many of our products are designed for use in and around a patient's mouth, and because many of these products contain chemicals, metals, and other materials, we are subject to claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products. We may need to devote substantial amounts of time and attention to defending ourselves and may also be required to pay large amounts in settlement or upon judgment. We may also be required to or may voluntarily recall products, which would require substantial effort and cost. Litigation could divert significant amounts of our management's time from other important matters. Our business could also be adversely affected by public perceptions about the safety of our products, whether or not any concerns are justified.

         o In fiscal 2001, approximately 24% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a temporary material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

         o Our ability to hire and retain competent employees is also subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. In particular, many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees' council. There is a risk of strikes or other labor disputes at our locations that are unionized or are subject to national contracts which could affect our operations.

         o Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, the timing of acquisitions, distribution chain issues, and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

         o We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly written documents.

         o Under new accounting pronouncements issued by the Financial Accounting Standards Board, we will be required to test goodwill and other intangible assets for impairment on an annual basis, using new guidelines specified in SFAS No. 142, and recognize any impairment loss at the date of adoption, as well as recognize and measure impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale (SFAS No. 144). See "New Accounting Pronouncements" above for additional information regarding these pronouncements. While we have yet to fully determine the effects of adopting SFAS No. 142 and SFAS No. 144, we generally believe the adoption of these statements will not have a material impact on our financial position, results of operations, or cash flows. However, we recognize that until completion of the evaluation and testing of goodwill, intangibles and other long-lived assets, there remains a possibility of a material impact on our future consolidated financial statements.

         o Pursuant to the terms of the agreements executed in connection with our spin-off from Apogent, we and our U.S. subsidiaries, in general, indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations relating to our business. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent's business, including discontinued operations related to the laboratory business, and other items not transferred to us. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether we will have substantial indemnification obligations to Apogent and its affiliates in the future. We also cannot be assured that, if Apogent has substantial indemnification obligations to us and our affiliates, Apogent will have the ability to satisfy those obligations.

         o In connection with the spin-off, Apogent received rulings from the Internal Revenue Service that, for federal income tax purposes, the transactions undertaken in connection with the spin-off, and the spin-off itself, would be tax free to Apogent and its shareholders. These rulings are subject to the validity of factual representations made to the IRS and assumptions and conditions set out in the ruling request. In order to assure that the representations made in connection with the ruling request are true, we have agreed with Apogent to certain restrictions on future actions for a period of time following the spin-off. In particular, we have agreed to continue the active conduct of our historic business for a minimum of two years, and we have agreed not to issue stock, merge with another corporation, or dispose of our assets in a manner that would cause the spin-off to be treated as part of a plan pursuant to which one or more persons acquire a 50% or greater interest in our stock. We have agreed to indemnify Apogent if the spin-off is treated as having been taxable by reason of any breach of these agreements. Our indemnification of Apogent for these liabilities may have a material adverse effect on our financial condition and results of operations.

         o We may be subject to risks arising from other business and investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly written documents.

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

         For fiscal year 2002, our projected total foreign currency exposure is approximately 49.8 million euros, 915.7 million Japanese yen, 16.9 million Canadian dollars, 13.7 million Australian dollars, and 11.8 million Swiss francs. We have put in place a strategy to manage our euro and yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at June 30, 2002.

         In August 2001, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a remaining notional amount of 10.1 million euros for fiscal year 2002. In addition, we entered into a zero cost collar contract to hedge a remaining notional amount of 165.0 million Japanese yen for fiscal year 2002. We are currently evaluating our foreign currency exposure for the yen for fiscal year 2003. As of June 30, 2002, we entered into a zero cost collar contract to hedge our intercompany transactions with a notional amount of 720.0 million Japanese yen for fiscal year 2003.

         At June 30, 2002, approximately $0.6 million of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges has been discontinued.

         Remaining amounts under the zero cost collar contracts in place as of June 30, 2002 are as follows (in thousands, except rates):

                                                                LOCAL
               TRADE         EFFECTIVE       MATURITY          CURRENCY        FLOOR RATE        CEILING RATE
CURRENCY       DATE            DATE            DATE             AMOUNT         PER U.S. $         PER U.S. $
--------       -----         ---------       --------          --------        ----------        ------------

Euro         8/29/2001       10/29/2001       9/27/2002          2,025             0.89                    0.92
Euro         8/29/2001       10/29/2001       9/27/2002          3,000             0.89                    0.92
Euro         8/29/2001       10/29/2001       9/26/2002          2,025             0.89                    0.92
Euro         8/29/2001       10/29/2001       9/26/2002          3,000             0.89                    0.92
Yen          9/25/2001       10/29/2001       9/26/2002        165,000           120.00        110.75 to 109.80
Yen          6/25/2002       10/15/2002       9/15/2003        720,000           122.00                  117.99

         As of June 30, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transaction is fifteen months for the yen and three months for the euro.

         On July 16, 2002 we entered into a series of zero cost collar contracts to hedge intercompany transactions with a notional amount of $24.0 million euros for fiscal year 2003. The contract provides a floor rate of 0.97 euro per dollar and a ceiling of 1.0305 euro per dollar, starting on October 15, 2002 and expiring on September 16, 2003.

         During the year ending September 30, 2002, approximately $0.6 million of loss in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

         In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement has an effective date of October 16, 2001, and is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. The interest rate to be paid to us on the U.S. dollar principal amount of $45 million is a fixed rate of 5.79%, and the interest rate to be paid by us on the Swiss franc principal amount of 71.73 million is a fixed rate of 4.40%, with the interest payments due quarterly on both the Swiss franc loan and the U.S. dollar loan. On June 6, 2002 we terminated this cross currency debt swap transaction to satisfy requirements under our New Credit Facility. As of June 30, 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap to hedge our net investment in SDS Japan. The agreements to hedge our net investment in Hawe Neos has a total aggregate notional amount of $45 million and in SDS Japan has a notional amount of $4 million. The mechanics of the new agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us in the U.S. dollar leg of the agreements is the rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by us in the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%.

         Following are the details of the new cross currency debt swaps (amounts in millions, except rates):

TRADE DATE        EFFECTIVE DATE    MATURITY     US$     INTEREST       FX AMT       INTEREST
----------        --------------    --------    -----    --------     ----------     --------
06/25/02          06/27/02          06/15/07    $15.0     8 1/8%       CHF 22.50      6.450%
06/26/02          06/28/02          06/15/07    $15.0     8 1/8%       CHF 22.50      6.390%
06/27/02          07/01/02          06/15/07    $ 7.5     8 1/8%       CHF 11.25      6.390%
06/27/02          07/01/02          06/15/07    $ 7.5     8 1/8%       CHF 11.25      6.390%
06/25/02          06/27/02          06/15/07    $ 4.0     8 1/8%       JPY 486.00     3.650%

         At June 30, 2002, the fair value of the cross currency debt swap transaction was a loss of approximately $0.4 million (net of income tax) included in translation adjustments.

         As a result of terminating the cross currency debt swap transaction to hedge our net investment in Hawe Neos, we recognized a loss to the translation adjustment, a component of other comprehensive income (loss) in the amount of approximately $0.9 million (net of income tax). This amount will remain in translation adjustment, a component of other comprehensive income (loss) until sale or upon complete or substantially complete liquidation of our net investment in Hawe Neos.

INTEREST RATE EXPOSURE--INTEREST RATE RISK MANAGEMENT

         We use variable-rate debt (primarily our New Credit Facility) and Senior Subordinated Notes to finance our operations. These debt obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Under our prior credit facility, we were required to have interest rate protection for a specified portion of the outstanding balances for a specified period of time. Although we paid off and terminated that credit facility, we retained certain of the interest rate swap agreements we had entered into to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of our variable-rate cash flow exposure to fixed-rate cash flows.

         Concurrently with entering into our New Credit Facility, we issued Senior Subordinated Notes with a fixed interest coupon of 8 1/8%, maturing on June 15, 2012. The fixed interest on the notes is higher than the current LIBOR rates, therefore we are currently looking at opportunities to swap the interest rate from fixed to floating rate, to achieve a more balanced mix of fixed and floating rates on the outstanding balance of the notes.

         We continue to assess our exposure to interest rate risk on an ongoing basis.

         For the quarter ended June 30, 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt was approximately $1.6 million. At June 30, 2002, approximately $2.3 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of June 30, 2002 (dollars in thousands):


                                                                                             THREE
                                                                                          MONTHS ENDED    FAIR VALUE
LOAN                      AMOUNT      TERM         TRADE         EFFECTIVE     MATURITY   JUNE 30, 2002    (PRE-TAX)
----                      ------      ----         -----         ---------     --------    -----------    ----------

Kerr B (terminated)    $      --        --           --             --            --        $  251.7      $      0.0
Ormco (terminated)            --        --           --             --            --           251.7             0.0
SDM B...............      10,000      4 years      1/24/2001      2/16/2001    2/16/2005        96.9           582.3
SDM B...............      25,000      1.5 years    2/23/2001      3/15/2001    9/15/2002       192.7           193.7
Kerr B..............      28,362      4 years      1/2/2001       3/30/2001    3/31/2005       275.0         1,513.7
Ormco B.............      28,362      4 years      1/2/2001       3/30/2001    3/31/2005       269.7         1,196.9
SDM B...............      35,000      1.25 years   2/23/2001      6/15/2001    9/15/2002       270.2           274.0
                       ---------                                                            --------      ----------
Totals..............   $ 126,724                                                            $1,607.9      $  3,760.6
                       =========                                                            ========      ==========

         The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

         On June 6, 2002 we entered into a new $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The New Credit Facility provides for a five-year $120.0 million Revolver, a seven-year $200.0 million Term Loan B and a five-year $30.0 million Euro Tranche revolving credit facility. In addition to the New Credit Facility, we completed the sale of $150.0 million of Senior Subordinated Notes at 8 1/8% interest, due 2012, in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

         As a result of the termination of the previous credit facility on June 6, 2002, approximately $70 million of the Company's current interest rate swaps could not be re-assigned to the new credit facility and thus were terminated. Accordingly, the Company recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represents the fair value of the swaps at the termination date. Additionally, under the Financial Accounting Standards Board's ("FASB") Statement No. 133, the Company had to de-designate two remaining interest rate swaps as a result of the specificity of the Company's hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately $2.0 million, net of tax), representing the fair value of the refinancing swaps at the date of the refinancing, was reclassified from other comprehensive income
(loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the new credit facility. The change in the fair value of these re-assigned swaps from the refinancing date to June 30, 2002 has been recorded in other comprehensive income (loss).

         The re-assigned interest rate swap agreements are expected to be highly effective as we expect the hedging relationship to meet the relevant hedge accounting criteria of SFAS No. 133. The re-assigned interest rate swap agreements showed no recognizable ineffectiveness for the quarter.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The terms of our New Credit Facility entered into in June 2002 prohibit the payment of cash dividends and repurchases of any of our equity interests, including common stock. Our previous credit facility contained similar prohibitions. The terms of the indenture for our 8 1/8% Senior Subordinated Notes due 2012, which we issued in June 2002, prohibit the payment of cash dividends and repurchases of any of our equity interests, including common stock, except in certain limited circumstances where we meet various financial tests under the indenture. We have not paid cash dividends on our common stock in the past and we do not expect to pay cash dividends in the foreseeable future. For a more complete discussion of our New Credit Facility and our Senior Subordinated Notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 2 of Part I above.

ITEM 5. OTHER INFORMATION

         In the third quarter ended June 30, 2002, we changed our method of accounting for our domestic inventories from the last-in, first-out (LIFO) method, to the first-in, first-out (FIFO) method. The following historical financial information, which is set forth below, has been adjusted to reflect the change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes": the table of selected consolidated financial data for the five years in the period ended September 30, 2001, and the nine month periods ended June 30, 2002 and 2001; the consolidated balance sheets as of September 30, 2001 and 2000; the consolidated statements of income for the years ended September 30, 2001, 2000 and 1999; the consolidated statements of stockholders' equity and comprehensive income for the years ended September 30, 2001, 2000 and 1999; the consolidated statements of cash flows for the years ended September 30, 2001, 2000 and 1999; the notes to the consolidated financial statements for the years ended September 30, 2001, 2000 and 1999; and the Management's Discussion and Analysis of Financial Condition and Results of Operations (excluding the discussion of capital resources) for the years ended September 30, 2001, 2000 and 1999.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                     NINE MONTHS ENDED
                                                          JUNE 30,                        YEAR ENDED SEPTEMBER 30,
                                                    --------------------    -----------------------------------------------------
                                                      2002        2001        2001        2000       1999       1998       1997
                                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Statement of Income Data:
   Net sales(a) .................................   $341,762    $318,558    $439,547    $423,140   $392,249   $370,348   $362,145

   Apogent charges(b) ...........................         --         730         730       2,979      4,228      3,620      3,617
   Income before extraordinary item .............     28,322      28,725      38,129      42,056     46,754     26,390     37,081
   Extraordinary item (c) .......................     (3,661)       (498)       (498)         --         --         --       (269)
   Net income (d) ...............................     24,661      28,227      37,631      42,056     46,754     26,390     36,812
   Basic earnings per share (e) .................   $   0.65    $   0.80    $   1.05    $   1.20   $   1.33   $   0.75   $   1.06
   Fully diluted earnings per share (e) .........   $   0.63    $   0.78    $   1.01    $     --   $     --   $     --   $     --
Balance Sheet Data:
   Advances and loans to Apogent ................   $     --    $     --    $     --    $ 77,762   $ 56,777   $ 29,088   $ 55,176
   Total assets .................................    576,717     519,387     539,747     538,253    507,391    469,066    446,925
   Long-term debt, excluding current portion ....    360,901     331,752     321,536     298,482    283,447    248,175    259,297
   Stockholders' equity .........................    126,366      81,652      93,526     148,368    150,534    124,987    101,385

(a) Net sales have been adjusted to include shipping and handling fees previously reported in selling, general and administrative expenses in the amount of $4.4 million, $4.1 million, $3.5 million and $3.5 million for fiscal years ended 2000, 1999, 1998 and 1997, respectively.

(b) Represents an allocation of Apogent's corporate office, general and administrative expenses.

(c) The extraordinary item in current fiscal year ending 2002 represents the write off of the associated deferred financing fees of $2.7 million (net of tax) related to the termination of our prior credit agreement and termination costs of approximately $1.0 million (net of tax) primarily due to a prepayment penalty on our terminated tranche B loan. The extraordinary item of approximately $0.5 million (net of tax) in the prior fiscal year ending 2001 represents the write off of the unamortized financing fees as a result of the termination of Apogent's credit agreement due to our spin-off from Apogent. The extraordinary item of approximately $0.3 million in the fiscal year ended 1997 represents the write-off of unamortized financing fees resulting from the re-financing of Apogent's debt.

(d) Includes restructuring charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with LRS Acquisition Corp.) of $25.1 million ($17.1 million after tax) in 1998, $1.4 million ($0.9 million after tax) in 1999 for merger, transaction and integration expenses associated with the mergers with Pinnacle Products of Wisconsin, Inc. and LRS Acquisition Corp., and certain adjustments to the 1998 restructuring reserve. A restructuring charge of $9.3 million ($5.8 million after tax) in 2000 for the closing of the Metrex Parker, Colorado facility, and the restructuring of the Ormco San Diego and Amersfort/Europe businesses, as well as inventory and related charges for product exits in 2000 in all three of our business segments; and a $2.4 million ($1.5 million after tax) restructuring charge related to the closing of the Ormco San Diego, California facility in fiscal 2001.

(e) Earnings per share data for the four years ended September 30, 2000 to 1997 are computed using the 35,108,649 shares outstanding at December 11, 2000, the date of our spin-off, as the outstanding average number of shares for each year. This number of outstanding shares is presumed to be outstanding for each fiscal year 2000 to 1997. Diluted earnings per share for the years ended September 30, 2000 to 1997 have been omitted as no Sybron Dental Specialties, Inc. stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         SYBRON DENTAL SPECIALTIES, INC.

---------------------------------------------------------------------------------------------     --------------------
                                                                                                  PAGE
---------------------------------------------------------------------------------------------     --------------------
Independent Auditors' Report                                                                      37.2
---------------------------------------------------------------------------------------------     --------------------
Consolidated Balance Sheets as of September 30, 2001 and 2000                                     38
---------------------------------------------------------------------------------------------     --------------------
Consolidated Statements of Income for the years ended September 30, 2001, 2000 and 1999           39
---------------------------------------------------------------------------------------------     --------------------
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years            40
ended September 30, 2001, 2000 and 1999
---------------------------------------------------------------------------------------------     --------------------
Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999       41
---------------------------------------------------------------------------------------------     --------------------
Notes to Consolidated Financial Statements                                                        42
---------------------------------------------------------------------------------------------     --------------------

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


  /s/ KMPG LLP


Orange County, California
November 19, 2001, except as to note 22
  which is as of May 8, 2002 and notes 1(c), 3, 4, 13, 14, 16, 19, and 20 which are as of August 2, 2002

CONSOLIDATED FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                                                                         2001            2000
                                                                                     ------------    ------------
                                                                                            (IN THOUSANDS)
                                                                                       AS ADJUSTED (NOTE 1 (c))
ASSETS
Current assets:
   Cash and cash equivalents (note 18) ...........................................   $      8,319    $      5,783
   Accounts receivable (less allowance for doubtful receivables of
      $1,657 and $2,056 in 2001 and 2000, respectively) (note 2) .................         92,172          85,767
   Inventories (notes 1, 3) ......................................................         77,227          68,375
   Deferred income taxes (note 4) ................................................          4,801           8,977
   Prepaid expenses and other current assets (note 1) ............................         12,998           6,497
                                                                                     ------------    ------------
      Total current assets .......................................................        195,517         175,399
                                                                                     ------------    ------------
Advances and loans to Apogent (note 18) ..........................................             --          77,762
Property, plant and equipment, net (notes 5, 7 and 8) ............................         68,919          55,326
Intangible assets, net (note 6 and 16) ...........................................        252,581         220,705
Deferred income taxes (note 4) ...................................................          9,619           2,094
Other assets (note 11) ...........................................................         13,111           6,967
                                                                                     ------------    ------------
   Total assets ..................................................................   $    539,747    $    538,253
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................   $     17,336    $     11,351
   Current portion of long-term debt (notes 7 and 8) .............................         25,969          21,761
   Income taxes payable (note 4) .................................................          7,344           2,774
   Income taxes payable to Apogent ...............................................             --           3,982
   Accrued payroll and employee benefits (note 11) ...............................         21,315          15,210
   Restructuring reserve (note 12) ...............................................          2,775           2,403
   Deferred income taxes (note 4) ................................................          5,200           3,225
   Accrued rebates ...............................................................          5,421           5,137
   Other current liabilities .....................................................          9,154           5,109
                                                                                     ------------    ------------
      Total current liabilities ..................................................         94,514          70,952
                                                                                     ------------    ------------
Long-term debt (note 7, 8, 9 and 16) .............................................        321,536         298,482
Deferred income taxes (note 4) ...................................................         13,365          11,616
Other liabilities (note 11) ......................................................         16,806           8,835
Commitments and contingent liabilities: (notes 8, 11, 15 and 16)

Stockholders' equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding ..             --              --
Common stock, $.01 par value; authorized 250,000,000 shares, 37,891,458
   issued and outstanding at September 30, 2001 ..................................            379              --
Additional paid-in capital .......................................................         70,059         160,046
Retained earnings ................................................................         36,993              --
Accumulated other comprehensive loss .............................................        (13,905)        (11,678)
                                                                                     ------------    ------------
Total stockholders' equity (notes 1, 7, 10, 14, 16, 17) ..........................         93,526         148,368
                                                                                     ------------    ------------
   Total liabilities and stockholders' equity ....................................   $    539,747    $    538,253
                                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                              2001            2000           1999
                                                                          ------------    ------------    ------------
                                                                                         (IN THOUSANDS)
                                                                                    AS ADJUSTED (NOTE 1 (c))

Net sales .............................................................   $    439,547    $    423,140    $    392,249
Cost of sales:
   Cost of product sold ...............................................        188,870         174,410         163,473
   Restructuring charges (note 12) ....................................          1,291           8,646              --
                                                                          ------------    ------------    ------------
      Total cost of sales .............................................        190,161         183,056         163,473
                                                                          ------------    ------------    ------------
Gross profit ..........................................................        249,386         240,084         228,776
                                                                          ------------    ------------    ------------
Selling, general and administrative expenses (note 1) .................        140,006         132,223         122,249
Apogent charges (note 18) .............................................            730           2,979           4,228
Merger, transaction and integration expenses (note 12) ................             --              --           2,569
Restructuring charges (note 12) .......................................             --             680          (1,177)
Depreciation and amortization of goodwill and other intangible assets .          9,099           8,383           7,501
                                                                          ------------    ------------    ------------
      Total selling, general and administrative expenses ..............        149,835         144,265         135,370
                                                                          ------------    ------------    ------------
Operating income ......................................................         99,551          95,819          93,406
                                                                          ------------    ------------    ------------
Other income (expense):
   Interest expense (notes 7, 10, 11 and 18) ..........................        (33,458)        (25,899)        (17,074)
   Interest income--Apogent (note 18) .................................             --             852           1,151
   Amortization of deferred financing fees (note 7) ...................           (714)           (282)           (154)
   Restructuring charges (note 12) ....................................         (1,088)             --              --
   Other, net .........................................................           (652)            218             (85)
                                                                          ------------    ------------    ------------
Income before income taxes and extraordinary item .....................         63,639          70,708          77,244
Income taxes (note 4) .................................................         25,510          28,652          30,490
                                                                          ------------    ------------    ------------
Income before extraordinary item ......................................   $     38,129    $     42,056    $     46,754
Extraordinary item, net of tax (note 21) ..............................           (498)             --              --
                                                                          ------------    ------------    ------------
      Net income ......................................................   $     37,631    $     42,056    $     46,754
                                                                          ============    ============    ============

Basic earnings per share (note 14):
   Basic earnings per share before extraordinary item .................   $       1.06    $       1.20    $       1.33
   Extraordinary item (note 21) .......................................          (0.01)            -.-             -.-
                                                                          ------------    ------------    ------------
   Basic earnings per share ...........................................   $       1.05    $       1.20    $       1.33
                                                                          ============    ============    ============
Diluted earnings per share (note 14):
   Diluted earnings per share before extraordinary item ...............   $       1.02
   Extraordinary item (note 21) .......................................          (0.01)
                                                                          ------------
   Diluted earnings per share .........................................   $       1.01
                                                                          ============

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                    COMPREHENSIVE INCOME FOR THE YEARS ENDED
                        SEPTEMBER 30, 2001, 2000 AND 1999


                                                                                                               ACCUMULATED
                                                         COMMON STOCK                                             OTHER
                                                 ---------------------------    ADDITIONAL                    COMPREHENSIVE
                                                   NUMBER OF                     PAID-IN         RETAINED        INCOME
                                                    SHARES       PAR VALUE       CAPITAL         EARNINGS         (LOSS)
                                                 ------------   ------------   ------------    ------------   -------------

Balance at September 30, 1998, as reported ...             --   $         --   $    133,143              --    $     (3,635)
Change in accounting principle (note 1 (c)) ..             --             --         (4,521)             --              --
                                                 ------------   ------------   ------------    ------------    ------------
Balance at September 30, 1998, as adjusted ...             --             --        128,622              --          (3,635)
Comprehensive income (loss):
   Net income ................................             --             --             --          46,754              --
   Translation adjustment ....................             --             --             --              --          (2,615)
   Minimum pension liability adjustment ......             --             --             --              --           1,681
                                                 ------------   ------------   ------------    ------------    ------------
     Total comprehensive income ..............             --             --             --          46,754            (934)

Capital contribution from Apogent (note 18) ..             --             --         16,210              --              --
Dividends paid to Apogent (note 18) ..........             --             --             --         (36,483)             --
                                                                ------------   ------------    ------------    ------------
Balance at September 30, 1999 ................             --             --        144,832          10,271          (4,569)
Comprehensive income (loss):
   Net income ................................             --             --             --          42,056              --
   Translation adjustment ....................             --             --             --              --          (7,109)
                                                 ------------   ------------   ------------    ------------    ------------
     Total comprehensive income ..............             --             --             --          42,056          (7,109)

Capital contribution from Apogent (note 18) ..             --             --         21,399              --              --
Dividends paid to Apogent (note 18) ..........             --             --         (6,185)        (52,327)             --
                                                 ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2000 ................             --             --        160,046              --         (11,678)
Comprehensive income (loss):
   Net income ................................             --             --            638          36,993              --
   Translation adjustment ....................             --             --             --              --           3,238
   Unrealized loss on derivative
     instruments (note 10) ...................             --             --             --              --          (5,465)
                                                 ------------   ------------   ------------    ------------    ------------
     Total comprehensive income ..............             --             --            638          36,993          (2,227)

Capital contribution from Apogent (note 18) ..             --             --          4,612              --              --
Issuance of common stock in connection
   with the Apogent spin-off
   (notes 1, 13, 17) .........................     35,108,649            351           (351)             --              --
Dividends paid to Apogent (note 18) ..........             --             --        (67,927)             --              --
Non-cash dividends to Apogent (note 18) ......             --             --        (78,167)             --              --
Issuance of common stock from options
   exercised .................................        132,809              1          1,282              --              --
Proceeds from stock offering, net of
   offering costs (note 17) ..................      2,650,000             27         49,926              --              --
                                                 ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2001 ................     37,891,458   $        379   $     70,059    $     36,993    $    (13,905)
                                                 ============   ============   ============    ============    ============




                                                    TOTAL           TOTAL
                                                STOCKHOLDERS'    COMPREHENSIVE
                                                    EQUITY          INCOME
                                                 ------------    -------------

Balance at September 30, 1998, as reported ...   $    129,508
Change in accounting principle (note 1 (c)) ..         (4,521)
                                                 ------------
Balance at September 30, 1998, as adjusted ...        124,987
Comprehensive income (loss):
   Net income ................................         46,754    $     46,754
   Translation adjustment ....................         (2,615)         (2,615)
   Minimum pension liability adjustment ......          1,681           1,681
                                                 ------------    ------------
     Total comprehensive income ..............                   $     45,820
                                                                 ============
Capital contribution from Apogent (note 18) ..         16,210
Dividends paid to Apogent (note 18) ..........        (36,483)
                                                 ------------
Balance at September 30, 1999 ................        150,534
Comprehensive income (loss):
   Net income ................................         42,056    $     42,056
   Translation adjustment ....................         (7,109)         (7,109)
                                                 ------------    ------------
     Total comprehensive income ..............                   $     34,947
                                                                 ============
Capital contribution from Apogent (note 18) ..         21,399
Dividends paid to Apogent (note 18) ..........        (58,512)
                                                 ------------
Balance at September 30, 2000 ................        148,368
Comprehensive income (loss):
   Net income ................................         37,631    $     37,631
   Translation adjustment ....................          3,238           3,238
   Unrealized loss on derivative
     instruments (note 10) ...................         (5,465)         (5,465)
                                                 ------------    ------------
     Total comprehensive income ..............                   $     35,404
                                                                 ============
Capital contribution from Apogent (note 18) ..          4,612
Issuance of common stock in connection
   with the Apogent spin-off
   (notes 1, 13, 17) .........................             --
Dividends paid to Apogent (note 18) ..........        (67,927)
Non-cash dividends to Apogent (note 18) ......        (78,167)
Issuance of common stock from options
   exercised .................................          1,283
Proceeds from stock offering, net of
   offering costs (note 17) ..................         49,953
                                                 ------------
Balance at September 30, 2001 ................   $     93,526
                                                 ============


          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                       2001            2000             1999
                                                                                   ------------    ------------    ------------
                                                                                                  (IN THOUSANDS)
                                                                                             AS ADJUSTED (NOTE 1 (c))

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................   $     37,631    $     42,056    $     46,754
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:
      Depreciation .............................................................          9,772          10,033           9,804
      Amortization .............................................................          9,207           8,491           7,662
      Loss (gain) on sales of property, plant and equipment ....................            233            (195)            (19)
      Provision for losses on doubtful receivables .............................          1,260             936             819
      Inventory provisions .....................................................          1,443          10,234           5,327
      Deferred income taxes ....................................................            207             276           5,437
   CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF BUSINESSES ACQUIRED:
      (Increase) in accounts receivable ........................................         (1,096)         (1,036)            (59)
      (Increase) decrease in inventories .......................................         (1,461)          3,279          (1,950)
      (Increase) decrease in prepaid expenses and other current assets .........         (6,499)           (145)          2,020
      Increase (decrease) in accounts payable ..................................          4,926          (1,769)          1,266
      Increase (decrease) in income taxes payable ..............................            588             702          (9,540)
      Increase (decrease) in other current liabilities .........................          3,480           6,229          (2,125)
      Increase (decrease) in accrued payroll and employee benefits .............          6,105           1,960          (1,270)
      Increase (decrease) in restructuring reserve .............................            372           1,069          (3,800)
      Net change in other assets and liabilities ...............................         (5,585)        (19,693)         (8,979)
                                                                                   ------------    ------------    ------------
        Net cash provided by operating activities ..............................         60,583          62,427          51,347
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures .....................................................        (14,416)        (11,968)        (13,020)
      Proceeds from sales of property, plant and equipment .....................            124             609             214
      Net payments for businesses acquired .....................................        (51,498)        (21,398)        (15,538)
                                                                                   ------------    ------------    ------------
        Net cash used in investing activities ..................................        (65,790)        (32,757)        (28,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility ...............................................   $    562,160    $    221,760    $    234,040
   Principal payments on credit facility .......................................       (539,021)       (182,880)       (299,320)
   Proceeds from long-term debt ................................................            937              --         120,000
   Principal payments on long-term debt ........................................         (1,593)           (300)        (33,028)
   Payment of deferred financing fees ..........................................         (5,494)             --              --
   Payment of Apogent dividends ................................................        (67,927)        (58,512)        (36,483)
   Proceeds from stock offering, net of offering costs .........................         49,953              --              --
   Capital contributions from Apogent ..........................................          4,612          21,399          16,210
   Cash received from exercise of stock options ................................          1,283              --              --
   Net change in advances and loans to Apogent .................................           (404)        (20,985)        (27,689)
   Other .......................................................................             --          (3,464)           (369)
                                                                                   ------------    ------------    ------------
      Net cash provided by (used in) financing activities ......................          4,506         (22,982)        (26,639)
Effect of exchange rate changes on cash and cash equivalents ...................          3,237          (6,995)            444
Net increase (decrease) in cash and cash equivalents ...........................          2,536            (307)         (3,192)
Cash and cash equivalents at beginning of period ...............................          5,783           6,090           9,282
                                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period .....................................   $      8,319    $      5,783    $      6,090
                                                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   CASH PAID DURING THE YEAR FOR:
      Interest .................................................................   $     24,779    $     25,504    $     16,957
                                                                                   ============    ============    ============
      Interest received from Apogent ...........................................   $         --    $        852    $      1,151
                                                                                   ============    ============    ============
      Income taxes .............................................................   $     20,132    $     27,674    $     32,906
                                                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Non-cash dividend to Apogent ................................................   $     78,167    $         --    $         --
                                                                                   ============    ============    ============

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

         SDS has presented in these consolidated financial statements its assets and liabilities at the same amounts previously presented in the consolidated financial statements of Apogent, except as noted in note 1(c) below.

         The subsidiaries of SDS are leading manufacturers of value-added products for the professional dental, orthodontics, and infection prevention markets in the United States and abroad (see note 19).

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

         (c)  INVENTORIES

         During the quarter ended June 30, 2002, the Company changed its method of accounting for its domestic inventories from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change to FIFO is preferable in the circumstance because in the current environment of low inflation it will result in a better measurement of operating results. In addition, the Company believes that the change in the method of accounting for domestic inventory costs is preferable because it provides a better measure of the current value of its inventory, provides a more accurate reflection of the Company's financial position and liquidity, and provides a better matching of manufacturing costs with revenues. It will also allow for the valuing of inventory consistently throughout the Company. The Company's historical financial statements have been adjusted for all relevant prior periods in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes" to reflect this change in the method of inventory accounting. The effect of the accounting change on income as previously reported for the years ended September 30, 2001, 2000 and 1999 are as follows:

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                             Increase (Decrease)
                                                                          Years Ended September 30,
                                                                      2001            2000            1999
                                                                --------------   -------------   -------------
             (In thousands, except per share data)
Effect on:
     Income before extraordinary item ........................   $     (1,518)   $        459    $       (540)
     Net Income ..............................................         (1,518)            459            (540)
     Basic earnings per share before extraordinary item ......          (0.04)          (0.02)          (0.02)
     Basic earnings per share ................................          (0.04)          (0.02)          (0.02)
     Diluted earnings per share before extraordinary item ....          (0.05)
     Diluted earnings per share ..............................          (0.05)

         The balance of additional paid-in capital as of September 30, 1998 has been adjusted for the effect (net of income taxes) of applying retroactively the change in method of accounting.

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

         In September 2001, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 00-10--"Accounting for Shipping and Handling Fees and Costs", which requires that all amounts billed to a customer in a sale transaction related to shipping and handling be recorded as revenue, the Company reclassified net sales in its consolidated financial statements to include those amounts previously recorded in selling, general and administrative expenses. The amounts of shipping and handling fees added to net sales for the years ended September 30, 2001, 2000 and 1999 were approximately $4.2 million, $4.4 million, and $4.1 million, respectively. Historically, the Company had recorded shipping and handling amounts billed to customers as a reduction to selling, general and administrative expenses. Prior year amounts have been reclassified to conform to the requirements of the EITF.

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

         (m) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (q) STOCK-BASED COMPENSATION

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. As required by SFAS No. 123, the Company discloses in Note 13 "Stock-Based Compensation" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(2) BUSINESS AND CREDIT CONCENTRATIONS

         Certain of the Company's Professional Dental products are sold through major distributors, none of which has exceeded 10% of the Company's consolidated net sales in 2001, 2000 or 1999. Accounts receivable from each of these distributors was less than 10% of the outstanding consolidated accounts receivable balances at September 30, 2001 or 2000.

(3) INVENTORIES

         Inventories at September 30, 2001 and 2000 consist of the following:

                                             2001            2000
                                         ------------    ------------

Raw materials and supplies ...........   $     27,753    $     24,300
Work in process ......................         14,432           8,410
Finished goods .......................         36,586          40,012
Excess and obsolescence reserves .....         (1,544)         (4,347)
                                         ------------    ------------
                                         $     77,227    $     68,375
                                         ============    ============

(4)  INCOME TAXES

         Total income tax expense (benefit) for the years ended September 30, 2001, 2000 and 1999 is allocated as follows:

                                     2001            2000           1999
                                 ------------    ------------   ------------

Income from operations .......   $     25,510    $     28,652   $     30,490
Extraordinary items ..........           (339)             --             --
                                 ------------    ------------   ------------
                                 $     25,171    $     28,652   $     30,490
                                 ============    ============   ============

         Income tax expense (benefit) attributable to income from operations consists of:

                                        CURRENT         DEFERRED          TOTAL
                                      ------------    ------------    ------------

Year ended September 30, 2001:
   U.S., state and local ..........   $     14,977    $      1,005    $     15,982
   Foreign ........................          9,359             169           9,528
                                      ------------    ------------    ------------
                                      $     24,336    $      1,174    $     25,510
                                      ============    ============    ============

Year ended September 30, 2000:
   U.S., state and local ..........   $     21,175    $     (2,323)   $     18,852
   Foreign ........................          9,856             (56)          9,800
                                      ------------    ------------    ------------
                                      $     31,031    $     (2,379)   $     28,652
                                      ============    ============    ============

Year ended September 30, 1999:
   U.S., state and local ..........   $     17,063    $      2,981    $     20,044
   Foreign ........................         10,564            (118)         10,446
                                      ------------    ------------    ------------
                                      $     27,627    $      2,863    $     30,490
                                      ============    ============    ============

         The domestic and foreign components of income before income taxes and extraordinary items are as follows:

                                                              2001           2000           1999
                                                          ------------   ------------   ------------

United States .........................................   $     37,729   $     49,613   $     53,004
Foreign ...............................................         25,910         21,095         24,240
                                                          ------------   ------------   ------------
Income before income taxes and extraordinary items ....   $     63,639   $     70,708   $     77,244
                                                          ============   ============   ============

         Income tax expense attributable to income from operations was $25,510, $28,652 and $30,490 in 2001, 2000 and 1999 respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from operations before income taxes, and extraordinary items in 2001, 2000 and 1999 as a result of the following:

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                  2001            2000            1999
                                                                              ------------    ------------    ------------

Computed "expected" tax expense ...........................................   $     22,274    $     24,748    $     27,035
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for
  deferred tax assets allocated to income tax expense .....................           (418)             --            (884)
Amortization of goodwill ..................................................          1,624           1,543           1,332
State and local income taxes, net of Federal income tax benefit ...........          1,624           2,014           3,050
Foreign income taxed at rates higher than U.S. Federal income .............            877           2,473           2,098
Foreign tax credits utilized in excess of U.S. tax on foreign earnings ....           (723)           (984)         (1,396)
Net foreign sales corporation benefit .....................................         (1,493)         (1,257)         (1,187)
Other, net ................................................................          1,745             115             442
                                                                              ------------    ------------    ------------
                                                                              $     25,510    $     28,652    $     30,490
                                                                              ============    ============    ============

         The significant components of deferred income tax expense (benefit) attributable to income from operations for 2001, 2000 and 1999 are as follows:

                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------

Deferred tax expense (exclusive of the effects of other
  components listed below) ......................................   $      1,592    $     (2,379)   $      3,747
Decrease in the valuation allowance for deferred tax assets .....           (418)             --            (884)
                                                                    ------------    ------------    ------------
                                                                    $      1,174    $     (2,379)   $      2,863
                                                                    ============    ============    ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below.

                                                        2001            2000
                                                    ------------    ------------

Deferred tax assets:
Inventories .....................................   $      1,078    $      1,636
Compensation ....................................          1,969           1,484
Sale/Leaseback ..................................          3,021           3,021
Employee benefits ...............................          1,786           1,342
Net operating loss carryforwards ................            975           1,393
Foreign tax credit carryforwards ................          1,827              --
Warranty and other accruals .....................          4,739           3,588
                                                    ------------    ------------
        Total gross deferred tax assets .........         15,395          12,464
        Less valuation allowance ................           (975)         (1,393)
                                                    ------------    ------------
        Net deferred tax assets .................         14,420          11,071
                                                    ------------    ------------
Deferred tax liabilities:
Depreciation ....................................         (2,441)         (2,509)
Purchase accounting .............................         (9,764)         (8,522)
Other ...........................................         (6,360)         (3,810)
                                                    ------------    ------------
        Total gross deferred tax liabilities ....        (18,565)        (14,841)
                                                    ------------    ------------
        Net deferred tax liabilities ............   $     (4,145)   $     (3,770)
                                                    ============    ============

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

(5)  PROPERTY, PLANT AND EQUIPMENT

         Major classifications of property, plant and equipment at September 30, 2001 and 2000 are as follows:

                                                               SEPTEMBER 30,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------

Land and land improvements ........................   $      6,310    $      1,809
Buildings and building improvements ...............         25,401          25,031
Machinery and equipment ...........................        102,773          87,413
Construction in progress ..........................         13,325           7,873
                                                      ------------    ------------
                                                           147,809         122,126
Less: Accumulated depreciation and amortization ...        (78,890)        (66,800)
                                                      ------------    ------------
                                                      $     68,919    $     55,326
                                                      ============    ============

         There were no commitments for purchases of equipment at September 30, 2001 and 2000. Machinery and equipment includes capitalized leases, net of amortization, totaling $22 and $4 at September 30, 2001 and 2000, respectively (see note 8).

(6) INTANGIBLE ASSETS

         Intangible assets at September 30, 2001 and 2000 are as follows:

                                                               SEPTEMBER 30,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------

Excess costs over net asset values of businesses
  acquired (goodwill) ..............................   $    290,643    $    249,564
Proprietary technology .............................         12,941          12,189
Trademarks .........................................         15,477          15,477
Other ..............................................         15,184          15,932
                                                       ------------    ------------
                                                            334,245         293,162
Less: Accumulated amortization .....................        (81,664)        (72,457)
                                                       ------------    ------------
                                                       $    252,581    $    220,705
                                                       ============    ============

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                        SEPTEMBER 30,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------

Term Loan Facility ..........................   $    283,411    $    189,172
Revolving Credit Facility ...................         51,500         122,600
Sale/Leaseback Obligation ...................          7,951           8,072
Capital leases and other (see note 8) .......          4,643             399
                                                ------------    ------------
                                                     347,505         320,243
Less: Current portion of long-term debt .....        (25,969)        (21,761)
                                                ------------    ------------
                                                $    321,536    $    298,482
                                                ============    ============

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

         The Revolving Credit Facility also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. Borrowings under the Revolving Credit Facility generally bear interest on the same terms as those under Tranche A Term Loan. In addition, SDS pays a commitment fee on the average unused portion of the Revolving Credit Facility ranging between .375% to .5% depending on certain financial ratios. For the year ended September 30, 2001, the Company paid approximately $0.4 million in commitment fees. The average interest rate at September 30, 2001 on the Revolving Credit Facility was 8.91%, and the amount outstanding as of September 30, 2001 under the Revolving Credit Facility was $51.5 million.

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

         Maturities of long-term debt reflect the SDS Credit Facility, Sale/Leaseback, and other long-term debt as of September 30, 2001 as follows:

         FISCAL
         ------
         2002...................................................   $   25,969
         2003...................................................       30,714
         2004...................................................       35,695
         2005...................................................       40,688
         2006...................................................       64,022
         Thereafter.............................................      150,417
                                                                   ----------
                                                                   $  347,505

(8) LEASE COMMITMENTS

         As of September 30, 2001, minimum rentals, excluding rent payments under the Sale/Leaseback described in note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                   CAPITAL      OPERATING
------                                                   -------      ---------

2002.................................................   $      12   $     4,512
2003.................................................           8         3,636
2004.................................................           8         2,850
2005.................................................           5         2,200
2006.................................................          --         1,549
Thereafter...........................................          --         4,084
                                                        ---------   -----------
                                                        $      33   $    18,831
                                                                    ===========
Less amounts representing interest...................           5
                                                        ---------
Present value of net minimum lease payments..........          28
Less current portion.................................          10
                                                        ---------
Long-term obligations under capital leases...........   $      18
                                                        =========

         Amortization of assets held under capital leases is included with depreciation expense.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

                                                     SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                                                ---------------------------   ---------------------------
                                                  REPORTED       ESTIMATED      REPORTED      ESTIMATED
                                                   AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                ------------   ------------   ------------   ------------

Long-term debt (including current portion) ..   $    347,505   $    347,505   $    320,243   $    310,074
Derivatives instruments .....................          8,146          8,146             --             --
                                                ------------   ------------   ------------   ------------
         Total fair value ...................   $    355,651   $    355,651   $    320,243   $    310,074
                                                ============   ============   ============   ============

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

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

         Zero cost collar contracts in place as of September 30, 2001 are as follows (in thousands, except rates):

                                                    LOCAL
               TRADE     EFFECTIVE    MATURITY    CURRENCY    FLOOR RATE     CEILING RATE
CURRENCY        DATE       DATE         DATE       AMOUNT     PER U.S. $      PER U.S. $
--------      -------    ---------    --------    --------    ----------     ------------

  Euro        8/29/01    10/29/01     9/27/02        8,100        0.89                 0.92
  Euro        8/29/01    10/29/01     9/27/02       12,000        0.89                 0.92
  Euro        8/29/01    10/29/01     9/26/02        8,100        0.89                 0.92
  Euro        8/29/01    10/29/01     9/26/02       12,000        0.89                 0.92
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

         INTEREST RATE EXPOSURE--INTEREST RATE RISK MANAGEMENT

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

         For fiscal year ended 2001, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $575. Below is a table listing the interest expense exposure detail (in thousands):

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                           FISCAL 2001
LOAN                  AMOUNT         TERM           TRADE       EFFECTIVE      MATURITY       COST
----                  ------      ----------     ----------     ---------      --------    -----------
Kerr B..........   $    35,000       4 years     12/22/2000      01/16/01      1/18/2005   $     223.3
Ormco B.........        35,000       4 years     12/22/2000      01/16/01      1/18/2005         223.3
Revolver........        10,000       4 years      1/24/2001      02/16/01      2/16/2005          46.4
Revolver........        25,000     1.5 years      2/23/2001      03/15/01      9/15/2002          28.2
Kerr A..........        32,586       4 years       1/2/2001      03/30/01      3/31/2005           7.3
Ormco A.........        32,586       4 years       1/2/2001      03/30/01      3/31/2005           7.1
Ormco B.........        35,000    1.25 years      2/23/2001      06/15/01      9/15/2002          39.4
                   -----------                                                             -----------
Totals..........   $   205,172                                                             $     575.0
                   ===========                                                             ===========

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

         During the year ended September 30, 2001, an approximate $5.4 million loss (net of income tax) was recorded in accumulated other comprehensive income
(loss). Fair value of the interest rate swap agreements as of September 30, 2001 are as follows (in thousands):

                                                                                        FISCAL VALUE
LOAN                  AMOUNT         TERM         TRADE       EFFECTIVE      MATURITY     (PRE-TAX)
----               -----------    ----------   ----------     ---------      --------   ------------

Kerr B..........   $    35,000       4 years   12/22/2000      01/16/01     1/18/2005   $   2,147.5
Ormco B.........        35,000       4 years   12/22/2000      01/16/01     1/18/2005       2,147.5
Revolver........        10,000       4 years    1/24/2001      02/16/01     2/16/2005         571.6
Revolver........        25,000     1.5 years    2/23/2001      03/15/01     9/15/2002         555.0
Kerr A..........        32,586       4 years     1/2/2001      03/30/01     3/31/2005       1,463.0
Ormco A.........        32,586       4 years     1/2/2001      03/30/01     3/31/2005       1,397.8
Ormco B.........        35,000    1.25 years    2/23/2001      06/15/01     9/15/2002         777.7
                   -----------                                                          -----------
Totals..........   $   205,172                                                          $   9,060.1
                   ===========                                                          ===========

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

         The following assumptions were used in determining the funded status of our defined benefit pension plans:

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                        2001          2000
                                                     ----------    ----------

Discount rate ....................................          7.5%          8.0%
Rate of increase in compensation levels ..........          4.0%          4.0%
Expected long-term rate of return on assets ......         10.0%         10.0%

         The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement healthcare plans.

                                                       2001          2000
                                                    ----------    ----------
Discount rate ...................................         7.75%         8.00%
Average increase in medical costs ...............         5.50%         5.50%

                                                                           PENSION BENEFITS             OTHER BENEFITS
                                                                       ------------------------    ------------------------
                                                                           2001          2000          2001          2000
                                                                       ----------    ----------    ----------    ----------

Change in benefit obligations:
   Obligations at beginning of year ................................   $   27,451    $   21,238    $    4,706    $    4,818
   Service cost ....................................................        1,848         1,920           152           138
   Interest cost ...................................................        2,134         1,993           359           367
   Actuarial (gain) loss ...........................................        5,170         3,020         1,578          (188)
   Benefit payments ................................................         (768)         (740)         (387)         (429)
   Foreign exchange rates ..........................................          141            20            --            --
                                                                       ----------    ----------    ----------    ----------
   Obligations at end of year ......................................   $   35,976    $   27,451    $    6,408    $    4,706

Change in fair value of plan assets:
   Fair value of plan assets at beginning of year ..................   $   29,625    $   23,986    $       --    $       --
   Actual return on plan assets ....................................       (4,551)        3,504            --            --
   Employer contributions ..........................................        1,159         2,845            --            --
   Benefit payments ................................................         (768)         (740)           --            --
   Foreign exchange rates ..........................................          143            30            --            --
                                                                       ----------    ----------    ----------    ----------
   Fair value of plan assets at end of year ........................   $   25,608    $   29,625    $       --    $       --

Funded status:
   Funded status at end of year ....................................   $  (10,369)   $    2,174    $   (6,408)   $   (4,706)
   Unrecognized transition asset ...................................          (56)         (130)           --            --
   Unrecognized prior service cost .................................          676           743            --            --
   Unrecognized (gain) loss ........................................       10,209        (2,416)        1,661            83
   Remaining excess of fair value of plan assets
      over projected benefit obligation recognized
      as a result of the 1987 acquisition of Sybron Corporation ....        1,251         1,369            --            --
                                                                       ----------    ----------    ----------    ----------
Net amount recognized at measurement date ..........................        1,711         1,740        (4,747)       (4,623)
Employer contribution paid after measurement date ..................        1,701           442            --            --
                                                                       ----------    ----------    ----------    ----------
Net amount recognized at end of year ...............................   $    3,412    $    2,182    $   (4,747)   $   (4,623)
                                                                       ==========    ==========    ==========    ==========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

         The following table provides the amounts recognized in the Company's consolidated balance sheets:

                                                                         PENSION BENEFITS            OTHER BENEFITS
                                                                    ------------------------    ------------------------
                                                                       2001          2000          2001          2000
                                                                    ----------    ----------    ----------    ----------

Prepaid benefit cost ............................................   $    3,998    $    3,839    $       --    $       --
Accrued benefit liability .......................................       (3,618)       (3,468)       (4,747)       (4,623)
Intangible asset ................................................           31            --            --            --
Remaining excess of fair value of plan assets
   over projected benefit obligation recognized
   as a result of the 1987 acquisition of Sybron International ..        1,251         1,369            --            --
Other ...........................................................           49            --            --            --
                                                                    ----------    ----------    ----------    ----------
Net amount recognized at measurement date .......................        1,711         1,740        (4,747)       (4,623)
Employer contributions paid after measurement date ..............        1,701           442            --            --
                                                                    ----------    ----------    ----------    ----------
Net amount recognized in other non-current
   assets or (liabilities) at September 30 ......................   $    3,412    $    2,182    $   (4,747)   $   (4,623)
                                                                    ==========    ==========    ==========    ==========

    The following table provides disclosure of the net periodic benefit cost:

                                                   PENSION BENEFITS                          OTHER BENEFITS
                                        --------------------------------------    ------------------------------------
                                           2001          2000          1999          2001         2000         1999
                                        ----------    ----------    ----------    ----------   ----------   ----------

Service cost ........................   $    1,848    $    1,920    $    1,645    $      152   $      138   $      129
Interest cost .......................        2,134         1,993         1,707           359          367          274
Expected return on plan assets ......       (2,894)       (2,249)       (2,265)           --           --           --
Amortization of transition asset ....          (71)            4             4            --           --           --
Amortization of prior service cost ..           72            31            (6)           --           --           --
Amortization of net loss ............          (21)           41            35            --           --           31
                                        ----------    ----------    ----------    ----------   ----------   ----------
Net periodic benefit cost ...........   $    1,068    $    1,740    $    1,120    $      511   $      505   $      434
                                        ==========    ==========    ==========    ==========   ==========   ==========

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

         Restructuring activity relating to the September 30, 2001 restructure charge and its components are as follows:

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                  LEASE      SHUT-   INVENTORY     FIXED                         CONTRACTUAL
                               SEVERANCE   PAYMENTS     DOWN    WRITE-OFF    ASSETS      TAX     OBLIGATIONS
                                  (a)         (b)     COSTS(b)     (c)         (c)       (d)         (e)        OTHER       TOTAL
                               ---------   --------  ---------  ---------   --------   --------  -----------   --------   --------

2001 Restructuring Charge ...   $  1,050   $     --   $     --   $     --   $    250   $     --   $      775   $    325   $  2,400
2001 Non-Cash Charges .......         --         --         --         --        250         --          100        300        650
                                --------   --------   --------   --------   --------   --------   ----------   --------   --------
September 30, 2001 balance ..   $  1,050   $     --   $     --   $     --   $     --   $     --   $      675   $     25   $  1,750
                                ========   ========   ========   ========   ========   ========   ==========   ========   ========

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

         Restructuring activity relating to the September 30, 2000 restructure charge and its components are as follows:

                                  LEASE      SHUT-   INVENTORY     FIXED                         CONTRACTUAL
                               SEVERANCE   PAYMENTS     DOWN    WRITE-OFF    ASSETS      TAX     OBLIGATIONS
                                  (a)         (b)     COSTS(b)     (c)         (c)       (d)         (e)        OTHER       TOTAL
                               ---------   --------  ---------  ---------   --------   --------  -----------   --------   --------

2000 Restructuring Charge ...  $   1,300   $     --   $     --  $   7,600   $    200   $     --   $     100    $    100   $  9,300
2000 Non-Cash Charges .......         --         --         --      7,600        200         --          --          --      7,800
                               ---------   --------   --------  ---------   --------   --------   ---------    --------   --------
September 30, 2000 balance ..      1,300         --         --         --         --         --         100         100      1,500
2001 Cash Payments ..........      1,175         --         --         --         --         --          75         100      1,350
                               ---------   --------   --------  ---------   --------   --------   ---------    --------   --------
September 30, 2001 balance ..  $     125   $     --   $     --  $      --   $     --   $     --   $      25    $     --   $    150
                               =========   ========   ========  =========   ========   ========   =========    ========   ========

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

         Restructuring activity relating to the June 30, 1998 restructure charge and its components are as follows:

                                   LEASE      SHUT-   INVENTORY     FIXED                         CONTRACTUAL
                                SEVERANCE   PAYMENTS     DOWN    WRITE-OFF    ASSETS      TAX     OBLIGATIONS
                                   (a)         (b)     COSTS(b)     (c)         (c)       (d)         (e)        OTHER       TOTAL
                                ---------   --------  ---------  ---------   --------   --------  -----------   --------   --------

1998 Restructuring charge ....   $  4,300   $    300   $    400   $  4,600   $  1,300   $    700    $    900    $  2,100   $ 14,600
1998 Cash Payments ...........      1,800         --        100         --         --         --         300       1,400      3,600
1998 Non-Cash Charges ........         --         --         --      4,600      1,300         --          --          --      5,900
                                 --------   --------   --------   --------   --------   --------    --------    --------   --------
September 30, 1998 balance ...      2,500        300        300         --         --        700         600         700      5,100
1999 Cash Payments ...........      1,300        300        300         --         --         --         300         400      2,600
Adjustments(a) ...............      1,200         --         --         --         --         --          --          --      1,200
                                 --------   --------   --------   --------   --------   --------    --------    --------   --------
September 30, 1999 balance ...         --         --         --         --         --        700         300         300      1,300
2000 Cash Payments ...........                                                                           300         100        400
                                 --------   --------   --------   --------   --------   --------    --------    --------   --------
September 30, 2000 and
September 30, 2001 balances ..   $     --   $     --   $     --   $     --   $     --   $    700    $     --    $    200   $    900
                                 ========   ========   ========   ========   ========   ========    ========    ========   ========

----------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel) related to the June 1998 restructuring plan. As of September 30, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The September 2000 restructuring charge represents severance and termination costs for approximately 65 terminated employees (primarily at the Metrex, Parker, Colorado facility) as a result of the 2000 restructuring plan. As of September 30, 2001 all terminations were completed under the 2000 restructure plan. The September 2001 restructuring charge represents

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES severance and termination costs for approximately 63 employees to be terminated at the Ormco San Diego facility as a result of the September 2001 restructuring plan.

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

         Options granted under the 2000 Stock Plan and the 2001 Stock Plan are exercisable up to ten years from date of grant. Stock options vest under the plans subject to the restrictions and conditions that the compensation committee approves. Typically the vesting schedule is 25% per year based on the date of grant. The Apogent options that were exchanged under the 2000 Stock Plan maintained their original vesting schedule, which typically also vest at 25% per year based on the date of grant.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

         The following is a summary of the stock option activity since December 11, 2000 (spin-off):

                                                 NUMBER OF    WEIGHTED AVERAGE
                                                  OPTIONS      EXERCISE PRICE
                                               ------------   ----------------

Outstanding at the beginning of the year ...             --     $         --
Conversions of Apogent options .............      2,329,593            12.33
Granted ....................................      3,057,617            15.57
Exercised ..................................       (132,809)           (9.66)
Canceled ...................................        (58,474)          (14.59)
                                               ------------     ------------
Options outstanding at end of year .........      5,195,927     $      14.28
Options exercisable at end of year .........      1,559,109     $      12.16
                                               ------------     ------------
Weighted average fair value of options
  granted during the year ..................                    $      5.11

         If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                 2001
                                                                              ----------

As reported (as adjusted to reflect the change in accounting principle
 see note 1(c)).............................................................   $   37,631
Pro forma net income: ......................................................   $   35,843
Basic pro forma earnings per share: ........................................   $     1.00
Diluted pro forma earnings per share: ......................................   $     0.97

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

         The following table summarizes information regarding options outstanding and options exercisable at September 30, 2001:

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                                      WEIGHTED-
                                OUTSTANDING AT         AVERAGE             WEIGHTED-     EXERCISABLE AT    WEIGHTED-
                                 SEPTEMBER 30,        REMAINING             AVERAGE       SEPTEMBER 30,     AVERAGE
RANGE OF EXERCISE PRICES            2001          CONTRACTUAL LIFE      EXERCISE PRICE        2001       EXERCISE PRICE
------------------------        --------------   -------------------    --------------   --------------  --------------

  $1.94 to $3.88........             17,033              1.3               $   3.60            17,033      $    3.60
  $3.88 to $5.82........            187,857              3.1               $   4.86           187,857      $    4.86
  $5.82 to $7.76........             72,805              4.3               $   6.54            72,805      $    6.54
  $7.76 to $9.70........            121,818              5.2               $   8.54           121,818      $    8.54
$11.64 to $13.58........            337,971              7.7               $  13.16           126,502      $   13.29
$13.58 to $15.52........          4,315,982              8.4               $  14.98           973,094      $   14.00
$17.46 to $19.40........            142,461              9.7               $  18.37            60,000      $   19.40
                                  5,195,927              8.0               $  14.28         1,559,109      $   12.16

(14) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net income per common share:

IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)                       2001            2000           1999
---------------------------------------                   ------------    ------------   ------------

Numerator:
   Income before extraordinary item ...................   $     38,129    $     42,056   $     46,754
   Extraordinary item .................................           (498)             --             --
                                                          ------------    ------------   ------------
Numerator for basic and diluted net income per
  common share--net income ............................   $     37,631    $     42,056   $     46,754
Denominator:
Weighted average common shares outstanding--basic .....         35,995          35,109         35,109
Effect of dilutive securities:
Employee stock options ................................          1,084              --             --
Dilutive potential common shares ......................          1,084              --             --
Denominator for diluted net income per common share ...         37,079              --             --
Basic net income per common share:
   Income from operations before extraordinary item ...   $       1.06    $       1.20   $       1.33
   Extraordinary item .................................          (0.01)             --             --
                                                          ------------    ------------   ------------
Basic net income per common share .....................   $       1.05    $       1.20   $       1.33
                                                          ============    ============   ============
Diluted net income per common share:
   Income from operations before extraordinary item ...   $       1.02
   Extraordinary item .................................          (0.01)
                                                          ------------
Diluted net income per common share ...................   $       1.01
                                                          ============

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

(15) COMMITMENTS AND CONTINGENT LIABILITIES

         The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, including products liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company and its subsidiaries are vigorously defending lawsuits and other claims against them. The Company believes that any liabilities which might reasonably be expected to result from any of the pending cases and claims would not have a material adverse effect on the results of operations or financial condition of the Company, even if it is unable to recover amounts that it expects to recover with

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

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

                                                                      OPERATING    TOTAL      TYPE OF
BUSINESS SEGMENT                          DATE             SALES       INCOME     ASSETS    ACQUISITION
----------------                          ----             -----      ---------   ------    -----------

Company Acquired

PROFESSIONAL DENTAL:
   Hawe Neos Holdings S.A..........    May 2001          $   16,800      N/A     $  23,431     Stock
   Special Metals Corporation......    December 2000     $    5,400      N/A     $   1,042     Asset

ORTHODONTICS:
   Optident, Ltd...................    December 2000     $    1,900      N/A           N/A     Asset

INFECTION CONTROL:
   OBF Technologies, Inc...........    June 2001         $    3,000      N/A     $     482     Asset

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

                                                              OPERATING    TOTAL     TYPE OF
BUSINESS SEGMENT                       DATE          SALES     INCOME     ASSETS   ACQUISITION
----------------                       ----          -----    ---------   ------   -----------

Company Acquired

PROFESSIONAL DENTAL:
   Safe-Wave, Inc............    February 2000    $  4,046     $  869    $ 1,269      Stock

ORTHODONTICS:
   Pro Positioners, Inc......    December 1999    $  5,405     $  529    $ 2,338      Stock
   LPI Ormco.................    October 1999     $    300        N/A        N/A      Asset

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

                                                                         OPERATING    TOTAL     TYPE OF
BUSINESS SEGMENT                                   DATE         SALES     INCOME     ASSETS   ACQUISITION
----------------                                   ----         -----    ---------   ------   -----------

Company Acquired

ORTHODONTICS:
   Endo Direct Ltd.........................     July 1999    $    338     $    8    $   395     Stock

INFECTION CONTROL PRODUCTS:
   Alden Scientific, Inc. and Gulfstream
        Medical, Inc.......................     July 1999    $  3,519     $1,569    $ 1,058     Asset

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

                                                 YEAR ENDED       YEAR ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    2001             2000
                                                -------------   ------------

Net sales ...................................   $    456,869    $    444,305
Net income ..................................   $     39,017    $     43,878
Earnings per share--basic ...................   $       1.08    $       1.22
Earnings per share--fully diluted ...........   $       1.05

(17) STOCKHOLDERS' EQUITY

         Stock Offering: On June 8, 2001, the Company sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $50.0 million, which were primarily used to repay funds borrowed to finance the acquisitions of Hawe Neos and OBF.

         Shareholder Rights Plan: On December 8, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company outstanding upon consummation of the spin-off on December 11, 2000, or issued thereafter. Each Right initially will entitle stockholders to buy one one-hundredth of a share of a series of preferred stock for sixty-five dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES to the common stock unless and until they become exercisable and will expire on December 11, 2010, unless earlier redeemed by the Company for $.01 each, or exchanged by the Company as provided in the Rights Agreement.

         OTHER COMPREHENSIVE INCOME (LOSS)

                                             2001                              2000                             1999
                                ------------------------------    ------------------------------    ------------------------------
                                 PRE-TAX   TAX EXP.     NET        PRE-TAX   TAX EXP.     NET       PRE-TAX    TAX EXP.     NET
YEARS ENDED SEPTEMBER 30,        AMOUNT    (CREDIT)    AMOUNT       AMOUNT   (CREDIT)    AMOUNT      AMOUNT    (CREDIT)   AMOUNT
-------------------------       --------   --------   --------    --------   --------   --------    --------   --------   --------

Foreign currency
   translation
   adjustments ..............   $  5,405   $  2,167   $  3,238    $(11,948)  $ (4,839)  $ (7,109)   $ (4,322)  $ (1,707)  $ (2,615)
Unrealized loss on
   derivative instruments ...     (9,108)    (3,643)    (5,465)         --         --         --       2,778      1,097      1,681
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
Other comprehensive
   income (loss) from
   continuing operations ....   $ (3,703)  $ (1,476)  $ (2,227)   $(11,948)  $ (4,839)  $ (7,109)   $ (1,544)  $   (610)  $   (934)
                                ========   ========   ========    ========   ========   ========    ========   ========   ========

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

         Apogent Charges: Apogent performed certain functions for the Company (legal, tax, treasury, consolidation accounting, financial reporting and insurance) and therefore charged its corporate office, general and administrative expenses to its subsidiaries. SDS's share of such costs amounted to $730, $2,979 and $4,228 in 2001, 2000 and 1999, respectively. Services performed at the corporate office generally benefited the domestic operations, and therefore Apogent corporate office, general and administrative expenses were generally charged based on SDS's domestic revenues as a percentage of total Apogent domestic revenues. Because general and administrative expenses at Apogent generally benefited domestic operations, Apogent considered this method to be a reasonable basis for allocation.

         Intercompany Loans with Apogent: The loan due from Apogent at September 30, 2000 was as follows:

                                           AMOUNT        RATE        MATURITY
                                           ------        ----        --------

2000:
Sybron Holdings A/S.................       $1,773        5.50%       On Demand

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

         Information on these business segments is summarized as follows:

                                                                                    INFECTION
                                                     PROFESSIONAL                    CONTROL                          TOTAL
                                                        DENTAL      ORTHODONTICS     PRODUCTS     ELIMINATIONS         SDS
                                                     ------------   ------------   ------------   ------------    ------------
2001
Revenues:
   External customer .............................   $    230,785   $    178,583   $     30,179   $         --    $    439,547
   Intersegment ..................................          1,999          7,345             15         (9,359)             --
                                                     ------------   ------------   ------------   ------------    ------------
      Total revenues .............................   $    232,784   $    185,928   $     30,194   $     (9,359)   $    439,547
                                                     ============   ============   ============   ============    ============
Gross profit .....................................        130,379        103,249         15,758             --         249,386
Selling, general and admin .......................         69,432         67,225         13,178             --         149,835
Operating income .................................         60,947         36,024          2,580             --          99,551
Depreciation and amortization ....................          9,398          7,464          2,117             --          18,979
Interest expense .................................         17,739         15,719             --             --          33,458
Segment assets ...................................        320,287        171,151         48,309             --         539,747
Expenditures for property, plant and equipment ...          4,836          4,626          4,954             --          14,416

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                    INFECTION
                                                     PROFESSIONAL                    CONTROL                          TOTAL
                                                        DENTAL      ORTHODONTICS     PRODUCTS     ELIMINATIONS         SDS
                                                     ------------   ------------   ------------   ------------    ------------

                                                                                                                          2000
Revenues:
   External customer .............................   $    214,888   $    180,479   $     27,773   $         --    $    423,140
   Intersegment ..................................          1,049          5,774             41         (6,864)             --
                                                     ------------   ------------   ------------   ------------    ------------
      Total revenues .............................   $    215,937   $    186,253   $     27,814   $     (6,864)   $    423,140
                                                     ============   ============   ============   ============    ============
Gross profit .....................................        122,132        106,000         11,952             --         240,084
Selling, general and admin .......................         65,894         66,741         11,630             --         144,265
Operating income .................................         56,238         39,259            322             --          95,819
Depreciation and amortization ....................          7,943          8,496          2,085             --          18,524
Interest income--Apogent .........................            682            170             --             --             852
Interest expense .................................         17,071          8,828             --             --          25,899
Segment assets ...................................        246,301        228,873         63,079             --         538,253
Expenditures for property, plant and equipment ...          6,412          5,038            518             --          11,968

                                                                                    INFECTION
                                                     PROFESSIONAL                    CONTROL                          TOTAL
                                                        DENTAL      ORTHODONTICS     PRODUCTS     ELIMINATIONS         SDS
                                                     ------------   ------------   ------------   ------------    ------------

                                                                                                                          1999
Revenues:
   External customer .............................   $    193,757   $    172,055   $     26,437   $         --    $    392,349
   Intersegment ..................................            592          3,967             --         (4,559)             --
                                                     ------------   ------------   ------------   ------------    ------------
      Total revenues .............................   $    194,349   $    176,022   $     26,437   $     (4,559)   $    392,349
                                                     ============   ============   ============   ============    ============
Gross profit .....................................        107,251        107,232         14,293             --         228,776
Selling, general and admin .......................         64,223         60,481         10,666             --         135,370
Operating income .................................         43,028         46,751          3,627             --          93,406
Depreciation and amortization ....................          8,499          7,656          1,311             --          17,466
Interest income--Apogent .........................            144          1,007             --             --           1,151
Interest expense .................................         12,032          5,041              1             --          17,074
Segment assets ...................................        225,756        218,729         62,906             --         507,391
Expenditures for property, plant and equipment ...          6,571          6,116            333             --          13,020

         No customer accounted for more than 10% of net sales for the three reported periods.

         The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                         2001            2000            1999
                                                    ------------    ------------    ------------
Net Sales:
United States:
   Customers ....................................   $    268,693    $    257,131    $    229,177
   Inter-geographic .............................         25,027          17,399          14,527
                                                    ------------    ------------    ------------
                                                         293,720         274,530         243,704
                                                    ------------    ------------    ------------
Europe:
   Customers ....................................         87,371          83,935          87,265
   Inter-geographic .............................         46,088          44,802          42,497
                                                    ------------    ------------    ------------
                                                         133,459         128,737         129,762
                                                    ------------    ------------    ------------
All other areas:
   Customers ....................................         83,483          82,074          75,807
   Inter-geographic .............................         13,872          12,607          11,966
                                                    ------------    ------------    ------------
                                                          97,355          94,681          87,773
Inter-geographic sales ..........................        (84,987)        (74,808)        (68,990)
                                                    ------------    ------------    ------------
      Total net sales ...........................   $    439,547    $    423,140    $    392,249
                                                    ============    ============    ============

Net property, plant and equipment:
   United States ................................   $     35,434    $     35,203    $     38,628
   Europe .......................................         17,577           3,297           3,763
   All other areas ..............................         15,908          16,826          15,097
                                                    ------------    ------------    ------------
      Total net property, plant and equipment ...   $     68,919    $     55,326    $     57,488
                                                    ============    ============    ============

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(20) QUARTERLY FINANCIAL INFORMATION

                                          FIRST         SECOND         THIRD         FOURTH
                                         QUARTER        QUARTER       QUARTER        QUARTER       TOTAL YEAR
                                      ------------   ------------   ------------   ------------   ------------
                                                                    (UNAUDITED)        (b)

2001
Net sales(a) ......................   $     98,458   $    112,843   $    107,257   $    120,989   $    439,547
                                      ============   ============   ============   ============   ============
Gross profit (d) ..................   $     56,319   $     64,463   $     61,498   $     67,106   $    249,386
                                      ============   ============   ============   ============   ============
Extraordinary item, net of tax ....   $       (498)  $         --   $         --   $         --   $       (498)
                                      ============   ============   ============   ============   ============
Net income (d) ....................   $      7,410   $     11,429   $      9,388   $      9,404   $     37,631
                                      ============   ============   ============   ============   ============
Basic earnings per share (d) ......   $       0.21   $       0.33   $       0.26   $       0.25   $       1.05
                                      ============   ============   ============   ============   ============
Diluted earnings per share (d) ....   $       0.21   $       0.32   $       0.25   $       0.23   $       1.01
                                      ============   ============   ============   ============   ============
2000
Net sales(a) ......................   $     94,303   $    109,450   $    106,252   $    113,135   $    423,140
                                      ============   ============   ============   ============   ============
Gross profit (d) ..................   $     55,136   $     65,143   $     61,951   $     57,854   $    240,084
                                      ============   ============   ============   ============   ============
Net income (d) ....................   $     10,022   $     13,813   $     11,301   $      6,920   $     42,056
                                      ============   ============   ============   ============   ============
Basic earnings per share(d) .......   $       0.29   $       0.39   $       0.32   $       0.20   $       1.20
                                      ============   ============   ============   ============   ============

------------

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

(d) In the third quarter of fiscal 2002, the Company changed its inventory costing method from the LIFO method to the FIFO method. All previously reported results have been restated to reflect the retroactive application of this accounting change (see note 1 (c)).

(21) EXTRAORDINARY ITEM

         Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to SDS and treated as an extraordinary item in the 2001 consolidated statement of income.

(22) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Below are the condensed consolidating balance sheets, statements of operations, and statements of cash flows of Sybron Dental Specialties, Inc. for the fiscal years ended September 30, 2001, 2000 and 1999.

         Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted between subsidiaries of the Company or with Sybron Dental Specialties, Inc.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                          AS OF SEPTEMBER 30, 2001
                                             -------------------------------------------------------------------------------------
                                                                                     NON
                                             SYBRON DENTAL       GUARANTOR         GUARANTOR
                                              SPECIALTIES       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                             -------------      ------------      ------------      ------------      ------------
ASSETS
Current assets:
   Cash and equivalents ................        $       1         $   2,215         $   6,103        $      --         $   8,319
   Account receivable, net .............               --            59,563            32,609               --            92,172
   Inventories, net ....................               --            54,825            22,402               --            77,227
   Other current assets ................               --            14,862             2,937               --            17,799
                                                ---------         ---------         ---------        ---------         ---------
        Total current assets ...........                1           131,465            64,051               --           195,517
Property, plant and equipment, net .....               --            35,434            33,485               --            68,919
Intangible assets, net .................               --           208,817            43,764               --           252,581
Deferred income taxes ..................               --             9,619                --               --             9,619
Investment in subsidiaries .............               --           (65,463)          137,884          (72,421)               --
Other assets ...........................               --            10,957             2,154               --            13,111
                                                ---------         ---------         ---------        ---------         ---------
        Total assets ...................        $       1         $ 330,829         $ 281,338        $ (72,421)        $ 539,747
                                                =========         =========         =========        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Account payable .....................        $      --         $  12,906         $   4,430        $      --         $  17,336
   Current portion of long-term debt ...               --            25,472               497               --            25,969
   Income taxes payable ................               --             2,482             4,537              325             7,344
   Accrued expenses and other
      current liabilities ..............               --            32,884            10,981               --            43,865
                                                ---------         ---------         ---------        ---------         ---------
        Total current liabilities ......               --            73,744            20,445              325            94,514
Long-term debt .........................               --           317,484             4,052               --           321,536
Deferred income taxes ..................               --            12,807               558               --            13,365
Other liabilities ......................               --            16,312               494               --            16,806
Commitments and contingent
   liabilities:
   Stockholders' equity:
      Preferred stock ..................               --                --                --               --                --
      Common stock .....................              379                53            10,971          (11,024)              379
Additional paid-in capital .............           49,576           (52,637)          131,720          (58,600)           70,059
Retained earnings ......................            3,546           (27,844)           64,503           (3,212)           36,993
Accumulated other
   comprehensive gain (loss) ...........          (53,500)           (9,090)           48,595               90           (13,905)
                                                ---------         ---------         ---------        ---------         ---------
        Total stockholders'equity ......                1           (89,518)          255,789          (72,746)           93,526
                                                ---------         ---------         ---------        ---------         ---------
        Total liabilities and
           stockholders' equity ........        $       1         $ 330,829         $ 281,338        $ (72,421)        $ 539,747
                                                =========         =========         =========        =========         =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                            AS OF SEPTEMBER 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                         NON
                                               SYBRON DENTAL       GUARANTOR          GUARANTOR
                                                SPECIALTIES       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               -------------      ------------       ------------      ------------     ------------
ASSETS
Current assets:
   Cash and equivalents ................        $       --         $      439         $    5,344        $       --        $   5,783
   Account receivable, net .............                --             61,453             24,314                --           85,767
   Inventories, net ....................                --             50,024             18,351                --           68,375
   Other current assets ................                --             13,184              2,290                --           15,474
                                                ----------         ----------         ----------        ----------        ---------
        Total current assets ...........                --            125,100             50,299                --          175,399
Advances and loans to Apogent ..........                --             77,762                 --                --           77,762
Property, plant and equipment, net .....                --             35,204             20,122                --           55,326
Intangible assets, net .................                --            210,165             10,540                --          220,705
Deferred income taxes ..................                --              2,094                 --                --            2,094
Investment in subsidiaries .............                --            (34,806)            34,806                --               --
Other assets ...........................                --              4,779              2,188                --            6,967
                                                ----------         ----------         ----------        ----------        ---------
        Total assets ...................        $       --         $  420,298         $  117,955        $       --        $ 538,253
                                                ==========         ==========         ==========        ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Account payable .....................        $       --         $    8,459         $    2,892        $       --        $  11,351
   Current portion of long-term debt ...                --             21,621                140                --           21,761
   Income taxes payable ................                --             (1,188)             3,962                --            2,774
   Income taxes payable to Apogent .....                --              3,982                 --                --            3,982
Accrued expenses and other
      current liabilities ..............                --             22,892              8,192                --           31,084
                                                ----------         ----------         ----------        ----------        ---------
        Total current liabilities ......                --             55,766             15,186                --           70,952
Long-term debt .........................                --            298,358                124                --          298,482
Deferred income taxes ..................                --             11,065                551                --           11,616
Other liabilities ......................                --              8,465                370                --            8,835
Commitments and contingent
   liabilities:
   Stockholders' equity:
      Preferred stock ..................                --                 --                 --                --               --
      Common stock .....................                --            (10,710)            10,710                --               --
Additional paid-in capital .............               832            149,589              9,625                --          160,046
Retained earnings ......................                --            (54,682)            54,682                --               --
Accumulated other
   comprehensive gain (loss) ...........              (832)           (37,553)            26,707                --          (11,678)
                                                ----------         ----------         ----------        ----------        ---------
        Total stockholders'equity ......                --             46,644            101,724                --          148,368
                                                ----------         ----------         ----------        ----------        ---------
        Total liabilities and
           stockholders' equity ........        $       --         $  420,298         $  117,955        $       --        $ 538,253
                                                ==========         ==========         ==========        ==========        =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                          -------------------------------------------------------------------------------------
                                                                                 NON
                                          SYBRON DENTAL       GUARANTOR        GUARANTOR
                                           SPECIALTIES       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                          -------------      ------------     ------------       ------------      ------------
Net sales ..............................    $      --         $ 283,997         $ 164,910         $  (9,360)        $ 439,547
Cost of sales ..........................           --           102,776            96,637            (9,252)          190,161
                                            ---------         ---------         ---------         ---------         ---------
Gross profit ...........................           --           181,221            68,273              (108)          249,386
Selling, general and administrative
     expenses ..........................           --           106,306            41,965             1,564           149,835
                                            ---------         ---------         ---------         ---------         ---------
Operating income .......................           --            74,915            26,308            (1,672)           99,551
Other income (expense):
     Interest expense ..................           --           (33,225)             (233)               --           (33,458)
     Other, net ........................           --              (476)           (1,122)             (856)           (2,454)
                                            ---------         ---------         ---------         ---------         ---------
Income before income taxes and
     extraordinary item ................           --            41,214            24,953            (2,528)           63,639
Income taxes ...........................           --            19,208             9,507            (3,205)           25,510
                                            ---------         ---------         ---------         ---------         ---------
Income before extraordinary item .......           --            22,006            15,446               677            38,129
Extraordinary item, net of tax .........           --              (498)               --                --              (498)
                                            ---------         ---------         ---------         ---------         ---------
Net income .............................    $      --         $  21,508         $  15,446         $     677         $  37,631
                                            =========         =========         =========         =========         =========

                                                                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                              ------------------------------------------------------------------------------------
                                                                                      NON
                                              SYBRON DENTAL      GUARANTOR         GUARANTOR
                                               SPECIALTIES      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              -------------     ------------      ------------      ------------      ------------
Net sales ..............................        $       --        $ 280,157         $ 149,847         $  (6,864)        $ 423,140
Cost of sales ..........................                --          101,855            88,065            (6,864)          183,056
                                                ----------        ---------         ---------         ---------         ---------
Gross profit ...........................                --          178,302            61,782                --           240,084
Selling, general and administrative
     expenses ..........................                --          103,497            40,768                --           144,265
                                                ----------        ---------         ---------         ---------         ---------
Operating income .......................                --           74,805            21,014                --            95,819
Other income (expense):
     Interest expense ..................                --          (25,772)             (127)               --           (25,899)
     Other, net ........................                --              766                22                --               788
                                                ----------        ---------         ---------         ---------         ---------
Income before income taxes and
     extraordinary item ................                --           49,799            20,909                --            70,708
Income taxes ...........................                --           19,634             9,018                --            28,652
                                                ----------        ---------         ---------         ---------         ---------
Net income .............................        $       --        $  30,165         $  11,891         $      --         $  42,056
                                                ==========        =========         =========         =========         =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                     FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                              -----------------------------------------------------------------------------------
                                                                                      NON
                                              SYBRON DENTAL      GUARANTOR         GUARANTOR
                                               SPECIALTIES      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                              -------------     ------------      ------------      ------------     ------------
Net sales ..............................        $      --        $ 247,821         $ 148,986         $  (4,558)        $ 392,249
Cost of sales ..........................               --           80,142            87,889            (4,558)          163,473
                                                ---------        ---------         ---------         ---------         ---------
Gross profit ...........................               --          167,679            61,097                --           228,776
Selling, general and administrative
     expenses ..........................               --           98,924            36,446                --           135,370
                                                ---------        ---------         ---------         ---------         ---------
Operating income .......................               --           68,755            24,651                --            93,406
Other income (expense):
     Interest expense ..................               --          (16,919)             (155)               --           (17,074)
     Other, net ........................               --            1,302              (390)               --               912
                                                ---------        ---------         ---------         ---------         ---------
Income before income taxes and
     extraordinary item ................               --           53,138            24,106                --            77,244
Income taxes ...........................               --           20,973             9,517                --            30,490
                                                ---------        ---------         ---------         ---------         ---------
Net income .............................        $      --        $  32,165         $  14,589         $      --         $  46,754
                                                =========        =========         =========         =========         =========

\
                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                                FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                                        ----------------------------------------------------------------------------
                                                                                          NON
                                                        SYBRON DENTAL   GUARANTOR      GUARANTOR
                                                         SPECIALTIES   SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                        -------------  ------------   ------------     ------------     ------------
Cash flows (used in) provided by
     operating activities ........................        $       1     $ 102,913      $ (42,242)        $    (89)       $  60,583
Cash flow from investing activities:
     Capital expenditures ........................               --       (10,955)        (3,461)              --          (14,416)
     Proceeds from sales of property,
         plant, and equipment ....................               --            28             96               --              124
     Net payments for business
         acquired ................................               --        (6,500)       (44,998)              --          (51,498)
                                                          ---------     ---------      ---------         --------        ---------
         Net cash used in investing
             activities ..........................               --       (17,427)       (48,363)              --          (65,790)
Cash flows from financing activities:
     Proceed from long-term debt .................               --       562,099            998               --          563,097
     Principal payments on long-term
         debt ....................................               --      (540,569)           (45)              --         (540,614)
     Proceed from the exercise of
         stock option ............................            1,283            --             --               --            1,283
     Net cash outflow to Apogent .................               --       (63,719)            --               --          (63,719)
     Other .......................................           51,386        (6,927)            --               --           44,459
                                                          ---------     ---------      ---------         --------        ---------
         Net cash provided by financing
             activities ..........................           52,669       (49,116)           953               --            4,506
Effect of exchange rate changes on
     cash and cash equivalents ...................               --        (4,114)         7,262               89            3,237
Net change in intercompany
     balances ....................................          (52,669)      (30,479)        83,148               --               --
                                                          ---------     ---------      ---------         --------        ---------
Net (decrease) increase in cash and
     cash equivalents ............................                1         1,777            758               --            2,536
Cash and cash equivalents at
     beginning of period .........................               --           438          5,345               --            5,783
                                                          ---------     ---------      ---------         --------        ---------
Cash and cash equivalents at
     end of period ...............................        $       1     $   2,215      $   6,103         $     --        $   8,319
                                                          =========     =========      =========         ========        =========

Supplemental disclosures of cash
     flow information:
     Cash paid during the period for
         interest ................................        $      --     $  24,437      $     342         $     --        $  24,779
                                                          =========     =========      =========         ========        =========
     Cash paid during the period for
         income taxes ............................        $      --     $  11,083      $   9,049         $     --        $  20,132
                                                          =========     =========      =========         ========        =========
Supplemental disclosures of non-cash investing
     and financing activities:
     Non-cash dividend to Apogent ................        $      --     $  78,167      $      --         $     --        $  78,167
                                                          =========     =========      =========         ========        =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                         FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                                   --------------------------------------------------------------------------------
                                                                                        NON
                                                   SYBRON DENTAL      GUARANTOR       GUARANTOR
                                                    SPECIALTIES     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -------------    ------------     ------------     ------------     ------------
Cash flows (used in) provided by
     operating activities ...................        $      --        $  41,567       $  20,860         $     --        $  62,427
Cash flow from investing activities:
     Capital expenditures ...................               --           (6,674)         (5,294)              --          (11,968)
     Proceeds from sales of property,
         plant, and equipment ...............               --              159             450               --              609
     Net payments for business
         acquired ...........................               --          (21,398)             --               --          (21,398)
                                                     ---------        ---------       ---------         --------        ---------
         Net cash used in investing
             activities .....................               --          (27,913)         (4,844)              --          (32,757)
Cash flows from financing activities:
     Proceed from long-term debt ............               --          221,760              --               --          221,760
     Principal payments on long-term
         debt ...............................               --         (183,084)            (96)              --         (183,180)
     Proceed from the exercise of
         stock option .......................               --               --              --               --               --
     Net cash outflow to Apogent ............               --          (58,098)             --               --          (58,098)
     Other ..................................              832            2,505          (6,801)              --           (3,464)
                                                     ---------        ---------       ---------         --------        ---------
         Net cash provided by financing
             activities .....................              832          (16,917)         (6,897)              --          (22,982)
Effect of exchange rate changes on
     cash and cash equivalents ..............               --             (354)         (6,641)              --           (6,995)
Net change in intercompany
     balances ...............................             (832)           2,562          (1,730)              --               --
                                                     ---------        ---------       ---------         --------        ---------
Net (decrease) increase in cash and
     cash equivalents .......................               --           (1,055)            748               --             (307)
Cash and cash equivalents at
     beginning of period ....................               --            1,493           4,597               --            6,090
                                                     ---------        ---------       ---------         --------        ---------
Cash and cash equivalents at
     end of period ..........................        $      --        $     438       $   5,345         $     --        $   5,783
                                                     =========        =========       =========         ========        =========

Supplemental disclosures of cash
     flow information:
     Cash paid during the period for
         interest ...........................        $      --        $  25,226       $     278         $     --        $  25,504
                                                     =========        =========       =========         ========        =========
     Interest received from Apogent .........        $      --        $     852       $      --         $     --        $     852
                                                     =========        =========       =========         ========        =========
     Cash paid during the period for
         income taxes .......................        $      --        $  23,581       $   4,093         $     --        $  27,674
                                                     =========        =========       =========         ========        =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                        FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                                   -------------------------------------------------------------------------------
                                                                                        NON
                                                   SYBRON DENTAL      GUARANTOR      GUARANTOR
                                                    SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -------------    ------------    ------------     ------------     ------------
Cash flows (used in) provided by
     operating activities ...................        $      --        $  37,708      $  13,639         $     --        $  51,347
Cash flow from investing activities:
     Capital expenditures ...................               --           (8,401)        (4,619)              --          (13,020)
     Proceeds from sales of property,
         plant, and equipment ...............               --              141             73               --              214
     Net payments for business
         acquired ...........................               --          (15,538)            --               --          (15,538)
                                                     ---------        ---------      ---------         --------        ---------
         Net cash used in investing
             activities .....................               --          (23,798)        (4,546)              --          (28,344)
Cash flows from financing activities:
     Proceed from long-term debt ............               --          354,040             --               --          354,040
     Principal payments on long-term
         debt ...............................               --         (332,263)           (85)              --         (332,348)
     Proceed from the exercise of
         stock option .......................               --               --             --               --               --
     Net cash outflow to Apogent ............               --          (47,962)            --               --          (47,962)
     Other ..................................               --            6,872         (7,241)              --             (369)
                                                     ---------        ---------      ---------         --------        ---------
         Net cash provided by financing
             activities .....................               --          (19,313)        (7,326)              --          (26,639)
Effect of exchange rate changes on
     cash and cash equivalents ..............               --              124            320               --              444
Net change in intercompany
     balances ...............................               --            3,550         (3,550)              --               --
                                                     ---------        ---------      ---------         --------        ---------
Net (decrease) increase in cash and
     cash equivalents .......................               --           (1,729)        (1,463)              --           (3,192)
Cash and cash equivalents at
     beginning of period ....................               --            3,222          6,060               --            9,282
                                                     ---------        ---------      ---------         --------        ---------
Cash and cash equivalents at
     end of period ..........................        $      --        $   1,493      $   4,597         $     --        $   6,090
                                                     =========        =========      =========         ========        =========

Supplemental disclosures of cash
     flow information:
     Cash paid during the period for
         interest ...........................        $      --        $  16,834      $     123         $     --        $  16,957
                                                     =========        =========      =========         ========        =========
     Interest received from Apogent .........        $      --        $   1,151      $      --         $     --        $   1,151
                                                     =========        =========      =========         ========        =========
     Cash paid during the period for
         income taxes .......................        $      --        $  28,528      $   4,378         $     --        $  32,906
                                                     =========        =========      =========         ========        =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FISCAL YEARS 2001, 2000 AND 1999 (REVISED TO REFLECT THE CHANGE IN ACCOUNTING PRINCIPLE)

               The following management's discussion and analysis of financial condition and results of operations relates to fiscal years 2001, 2000 and 1999, and has been revised to reflect our change in our method of accounting for domestic inventory discussed above. The discussion should be read in conjunction with our consolidated financial statements and related notes included in this
Item 5.

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

RESTRUCTURING CHARGES

               Our results for fiscal 2001 include restructuring charges of approximately $2.4 million ($1.5 million after tax) consisting primarily of severance and termination for the approximately sixty-three employees located at Ormco's San Diego, California manufacturing facility whose employment the company planned to terminate as a result of the closing of the facility. Of the $2.4 million restructuring charges, approximately $1.7 million are cash related charges for severance and contractual obligations, while the balance of approximately $0.7 million represents non-cash charges related to exited capital and other assets. We believe the anticipated sale of the San Diego manufacturing facility will offset the restructuring charge; the proceeds from the sale will be used to pay down debt and reduce interest charges. Work functions previously performed at the facility were absorbed into our Glendora, California facility. The closing was completed as of June 30, and we believe all the costs associated with the closing will be finalized by September 30, 2002.


               Our results for fiscal 2000 include charges of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Control Products businesses, respectively), and severance and termination costs related to the planned termination of approximately sixty-five employees (fifty-six located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco San Diego, California facility, and one located at the Ormco Amersfort/Europe facility), as a result of the 2000 restructuring plan. Of the $9.3 million restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million were cash related charges for severance and contractual obligations. We completed the 2000 restructuring plan in the first quarter of 2002, and we paid the remainder of the associated cash charges.

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

               Our results for 1998 contain charges with respect to the restructuring of certain operations of SDS relating primarily to the consolidation of Ormco Corporation and "A" Company Orthodontics, and merger, transaction and integration charges associated with the LRS Merger. (See Note 12 to the consolidated financial statements).

Restructuring activity since June 30, 1998 and its components are as follows (in thousands):

                                                                   INVENTORY
                                                 LEASE   SHUT-DOWN   WRITE-   FIXED             CONTRACTUAL
                                     SEVERANCE  PAYMENTS   COSTS      OFF     ASSETS      TAX   OBLIGATIONS
                                        (a)       (b)       (b)       (c)      (c)        (d)       (e)      OTHER     TOTAL
                                     ---------  -------- --------- ---------  -------   ------- ----------- -------   -------
1998 Restructuring charge .........   $ 4,300   $   300   $   400   $ 4,600   $ 1,300   $   700   $   900   $ 2,100   $14,600
1998 Cash Payments ................     1,800        --       100        --        --        --       300     1,400     3,600
1998 Non-Cash Charges .............        --        --        --     4,600     1,300        --        --        --     5,900
                                      -------   -------   -------   -------   -------   -------   -------   -------   -------
September 30, 1998 balance ........   $ 2,500   $   300   $   300   $    --   $    --   $   700   $   600   $   700   $ 5,100
1999 Cash Payments ................     1,300       300       300        --        --        --       300       400     2,600
Adjustments(a) ....................     1,200        --        --        --        --        --        --        --     1,200
                                      -------   -------   -------   -------   -------   -------   -------   -------   -------
September 30, 1999 balance ........   $    --   $    --   $    --   $    --   $    --   $   700   $   300   $   300   $ 1,300
2000 Cash Payments ................        --        --        --        --        --        --       300       100       400
                                      -------   -------   -------   -------   -------   -------   -------   -------   -------
September 30, 2000 and
  September 30, 2001 balance ......   $    --   $    --   $    --   $    --   $    --   $   700   $    --   $   200   $   900
                                      =======   =======   =======   =======   =======   =======   =======   =======   =======

2000 Restructuring Charge .........   $ 1,300   $    --   $    --   $ 7,600   $   200   $    --   $   100   $   100   $ 9,300
2000 Non-Cash Charges .............        --        --        --     7,600       200        --        --        --     7,800
                                      -------   -------   -------   -------   -------   -------   -------   -------   -------
September 30, 2000 balance ........   $ 1,300   $    --   $    --   $    --   $    --   $    --   $   100   $   100   $ 1,500
2001 Cash Payments ................     1,175        --        --        --        --        --        75       100     1,350
                                      -------   -------   -------   -------   -------   -------   -------   -------   -------
September 30, 2001 balance ........   $   125   $    --   $    --   $    --   $    --   $    --   $    25   $    --   $   150
                                      =======   =======   =======   =======   =======   =======   =======   =======   =======

2001 Restructuring charge .........   $ 1,050   $    --   $    --   $    --   $   250   $    --   $   775   $   325   $ 2,400
2001 Non-Cash Charges .............        --        --        --        --       250        --       100       300       650
                                      -------   -------   -------   -------   -------   -------   -------   -------   -------
September 30, 2001 balance ........   $ 1,050   $    --   $    --   $    --   $    --   $    --   $   675   $    25   $ 1,750
                                      =======   =======   =======   =======   =======   =======   =======   =======   =======

----------

(a) Amount represents severance and termination costs for approximately 165 terminated employees (primarily sales and marketing personnel) whose employment the Company planned to terminate under the 1998 restructuring plan. As of September 30, 2001, 154 employees have been terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other Company positions. No additional employees will be terminated under this restructuring plan. The September 2000 restructuring charge represents severance and termination costs for approximately 65 terminated employees (primarily at the Metrex, Parker, Colorado facility) whose employment the Company planned to terminate as a result of the 2000 restructuring plan. As of September 30, 2001 all terminations were completed under the 2000 restructuring plan. The September 2001 restructuring charge represents severance and termination costs for approximately 63 employees at the Ormco San Diego facility whose employment the Company planned to terminate as a result of the September 2001 restructuring plan (all of whom were notified before September 30, 2001 of the intent to terminate their employment). The proceeds from the planned sale of the Ormco San Diego facility is expected to offset the cost of closing the facility. No significant changes are expected to be made to the September 2001 restructure plan.

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


SALES GROWTH AND OPERATING INCOME GROWTH

               Net sales in 2001 and 2000 were higher than the previous corresponding periods. Net sales in 2001 and 2000 increased by 3.9% and 7.9%, respectively, from corresponding prior year periods. Including restructuring charges, operating income in 2001 and 2000 increased by 3.9% and 2.6%, respectively, over the corresponding prior year periods. Excluding the restructuring charges, operating income decreased by 4.1% in 2001, and increased by 10.9% in 2000 over the prior year periods. In 2001, as a result of the spin-off, we incurred additional expenses such as corporate governance costs, stock transfer agent costs, incremental professional fees and other costs in connection with operating as a stand alone company from the prior year, when we were a wholly owned subsidiary of Apogent.

               In May of 2000, the Emerging Issues Task Forces ("EITF") reached a consensus on Issue No. 00-10--"Accounting for Shipping and Handling Fees and Costs" that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represents revenues earned for the goods provided and should be classified as revenue. Historically, we have recorded our shipping and handling amounts billed to our customers as a reduction to selling, general and administrative expenses. In September 2001, in accordance with Issue No. 00-10, we adjusted our net sales to include those amounts previously recorded as a reduction to selling, general and administrative expenses. The amounts added to net sales and reclassified from selling, general and administrative expenses for years ended September 30, 2001, 2000 and 1999, were approximately $4.2 million, $4.4 million and $4.1 million, respectively.

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

                                                    ANNUAL SALES PRIOR  ACQUISITION
COMPANY                                               TO ACQUISITION        DATE                       DESCRIPTION
-------                                             ------------------  -----------                    -----------
PROFESSIONAL DENTAL

Fiscal year 2001

Special Metals Corporation..................           $5.4 million        12/00       Manufacturer and supplier of alloys used in
                                                                                       Kerr's Tytin(R) and Tytin(R) FC dental
                                                                                       amalgams.

Hawe Neos Holding S.A.......................          $16.8 million         5/01       Manufacturer and wholesaler of consumable
                                                                                       dental products in the area of prevention,
                                                                                       restoration and pharmaceutical.

Fiscal year 2000

Safe-Wave Products, Inc.....................           $4.0 million         2/00       Manufacturer of disposable tips and adapters
                                                                                       for air/water syringes used in dental
                                                                                       operatories.

ORTHODONTICS

Fiscal year 2001

Optident, Ltd...............................           $1.9 million        12/00       Distributor of Ormco/ "A" Company products in
                                                                                       the United Kingdom (incremental sales were
                                                                                       approximately $0.7 million).

Fiscal year 2000

LPI Ormco...................................           $0.3 million        10/99       Distributor of Ormco orthodontic products in
                                                                                       Austria.

Professional Positioners, Inc...............           $5.4 million        12/99       Manufacturer of orthodontic retainers and
                                                                                       positioners.

INFECTION PREVENTION

Fiscal year 2001

OBF Technologies, Inc.......................           $3.0 million         6/01       Product line used in the management of
                                                                                       biohazardous and hazardous liquid medical
                                                                                       waste.

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

               From time to time we employ currency hedges to mitigate the impact of foreign currency fluctuations. In August 2001, we hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2002 by securing monthly zero cost collars with a notional amount of approximately $36.6 million for the Euro and a notional amount of approximately $5.5 million for the Japanese Yen. No currency gain or loss was recognized in the consolidated statement of income for the year ended September 2001; however, a currency loss of $0.03 million (net of income tax), representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income (loss), a component of stockholders' equity (See Note 10 to the consolidated financial statements). Additionally, in September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement entered into on September 20, 2001, with an effective date of October 16, 2001, is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.7 million at the termination date of October 16, 2006. For fiscal year 2001, the fair value of the cross currency debt swap transaction gain (net of income tax) included in the cumulative translation adjustments was $0.58 million. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments for fiscal year 2002. Apogent, prior to the spin-off, had also employed currency hedges on behalf of SDS. In November 1999, Apogent decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $38.2 million at a cost of approximately $0.9 million. These options were designed to protect SDS from potential detrimental effects of currency movements associated with the U.S. dollar versus the Euro and Japanese yen in the second, third and fourth quarters of fiscal 2000 as compared to the second, third and fourth quarters of 1999. In fiscal year 2000, Euro options expiring on March 29, 2000 and June 28, 2000 were sold at a gain of $1.2 million and the Japanese yen options expiring on March 29, 2000 and June 28, 2000 expired worthless. Approximately $1.1 million of the Euro options gain was allocated to SDS. Options expiring September 26, 2000 were sold at a profit with a gain for SDS of approximately $1.4 million. Allocations of gains and losses were based upon SDS's exposure to the currencies hedged, relative to the consolidated Apogent exposure. There were no outstanding derivative financial instruments as of September 30, 2000 and 1999.

               The following table sets forth our domestic sales and sales outside the United States in 2001, 2000 and 1999. See also Note 19 to our consolidated financial statements.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------
                                                             2001                 2000                 1999
                                                       -----------------    -----------------    -----------------
                                                                             (IN THOUSANDS)
Domestic net sales.................................    $         268,693    $         257,131    $         229,177
International net sales............................              170,854              166,009              163,072
                                                       -----------------    -----------------    -----------------
               Total net sales.....................    $         439,547    $         423,140    $         392,249
                                                       =================    =================    =================

RESULTS OF OPERATIONS

               YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2000

               Net Sales

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------
NET SALES:                                                                2001                 2000
                                                                  -----------------    -------------------
                                                                              (IN THOUSANDS)
Professional Dental...........................................    $         230,785    $           214,888
Orthodontics..................................................              178,583                180,479
Infection Prevention..........................................               30,179                 27,773
                                                                  -----------------    -------------------
               Total Net Sales................................    $         439,547    $           423,140
                                                                  =================    ===================

               Overall Company. Net sales for the twelve months ended September 30, 2001 increased by $16.4 million or 3.9% from the corresponding 2000 period. After adjusting for the impact of the strengthening U.S. dollar, sales would have increased by $26.7 million or 6.3% from the corresponding 2000 period.

               Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $10.1 million), (b) net sales of new products (approximately $8.5 million), (c) increased net sales of existing products (approximately $4.1 million), and (d) decreased rebate expense (approximately $0.7 million). The increase in net sales was partially offset by: (a) unfavorable foreign currency fluctuations (approximately $4.9 million), (b) the loss of the net sales of last year's exited product lines (approximately $2.4 million) and (c) decreased shipping and handling fees (approximately $0.2 million).

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

               Infection Prevention. Increased net sales in the Infection Prevention segment was due primarily to: (a) increased net sales of existing products (approximately $1.3 million) and (b) the net sales of products from the acquired company (approximately $1.1 million).

                                                         PERCENT OF                 PERCENT OF
GROSS PROFIT                                   2001        SALES         2000         SALES
                                             --------    ----------     --------    ----------
                                                              (IN THOUSANDS)
Professional Dental ....................     $130,379         56.5%     $122,132         56.8%
Orthodontics ...........................      103,249         57.8%      106,000         58.7%
Infection Prevention ...................       15,758         52.2%       11,952         43.0%
                                             --------     --------      --------     --------
               Total Gross Profit ......     $249,386         56.7%     $240,084         56.7%
                                             ========     ========      ========     ========

               Overall Company. Gross profit for the twelve months ended September 30, 2001 increased by $9.3 million or 3.9% from the corresponding fiscal 2000 period.

               Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $6.1 million), (b) increased unit volume relating to new products (approximately $5.0 million), (c) increased net sales of existing products (approximately $2.4 million), (d) a decrease in restructuring charge (approximately $1.8 million), (e) decreased rebate expense (approximately $0.7 million), and (f) inventory reserve adjustments (approximately $0.7 million of which approximately $0.6 million is related to a standard cost adjustment, and approximately $0.4 million is due to physical inventory adjustments, partially offset by an increase in obsolescence of approximately $0.2 million, and an increase in royalty expense of approximately $0.1 million). The increased gross profit was partially offset by: (a) unfavorable manufacturing variances (approximately $4.4 million), (b) an unfavorable exchange rate effect (approximately $2.6 million), (c) margins lost from the prior year's exited products lines (approximately $1.2 million), and
(d) an unfavorable product mix (approximately $0.3 million).

               Orthodontics. Decrease gross profit margins were primarily due to: (a) unfavorable exchange rate (approximately $5.3 million), (b) decreased sales volume of existing products (approximately $4.4 million), (c) inventory adjustments (approximately $2.8 million, due to an increase in royalty expense of approximately $1.7 million, an increase in obsolescence of approximately $1.5 million, and approximately $0.3 million increase in standard cost revisions partially offset by approximately $0.7 million related to physical inventory adjustments, (d) unfavorable product mix margins (approximately $1.9 million), and (e) margins lost from last year's exited products (approximately $1.6 million). The decreased gross profits were partially offset by: (a) unit volume relating to new products (approximately $7.8 million), (b) a decrease in restructuring charge (approximately $4.0 million), (c) favorable manufacturing variances (approximately $1.0 million), and (d) margins relating to net sales of products from acquired companies (approximately $0.5 million).

               Infection Prevention. Gross profit in the Infection Prevention segment increased due to: (a) a decrease in restructuring charge (approximately $1.5 million), (b) increased volume relating to existing products (approximately $1.0 million), (c) the margins relating to the net sales of products from acquired companies (approximately $0.6 million), (d) inventory adjustments (approximately $0.4 million, of which approximately $0.5 million is due to a favorable physical inventory adjustment, and a decrease in standard cost of approximately $0.2 million, partially offset by and $0.3 million obsolescence adjustment), (e) reduced manufacturing variance costs (approximately $0.2 million), and (f) unit volume related to new product sales (approximately $0.1 million).

                                                                                       PERCENT OF                 PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 2001        SALES          2000        SALES
                                                                           --------    ----------     --------    ----------
                                                                                           (IN THOUSANDS)
Professional Dental ..................................................     $ 69,432         30.1%     $ 65,894         30.7%
Orthodontics .........................................................       67,225         37.6%       66,741         37.0%
Infection Prevention .................................................       13,178         43.7%       11,630         41.9%
                                                                           --------     --------      --------     --------
               Total Selling, General and Administrative Expenses ....     $149,835         34.1%     $144,265         34.1%
                                                                           ========     ========      ========     ========

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

               Infection Prevention. Increased selling, general and administrative expenses in the Infection Prevention segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.0 million), (b) increased selling and marketing expenses (approximately $0.7 million), and (c) increased amortization (approximately $0.1 million). Partially offsetting these increases was a decrease in restructuring charges (approximately $0.3 million).

               Operating Income

                                                          PERCENT OF               PERCENT OF
OPERATING INCOME:                               2001        SALES        2000        SALES
                                               -------    ----------    -------    ----------
                                                              (IN THOUSANDS)
Professional Dental ......................     $60,947        26.4%     $56,238        26.2%
Orthodontics .............................      36,024        20.2%      39,259        21.8%
Infection Prevention .....................       2,580         8.5%         322         1.2%
                                               -------     -------      -------     -------
               Total Operating Income ....     $99,551        22.6%     $95,819        22.6%
                                               =======     =======      =======     =======

               As a result of the foregoing, operating income for the year ended September 30, 2001 increased by 3.9% or $3.7 million over operating income for the corresponding 2000 period.

               Interest Expense

               Interest expense was $33.5 million in 2001, an increase of $7.6 million from the corresponding 2000 period. The increase resulted from a higher average debt balance and higher average interest rates on our credit facility, primarily due to the December 11, 2000 spin-off. See "Liquidity and Capital Resources" below.

               Income Taxes

               Income taxes in 2001 were $25.5 million, a decrease of $3.1 million from the corresponding 2000 period. The decrease resulted primarily from lower taxable income, as well as a decrease in the effective tax rate to 40.1% for the year ended September 30, 2001 as compared to 40.5% for the corresponding prior year period.

               Income Before Extraordinary Item

               As a result of the foregoing, we had income before extraordinary item of $38.1 million in 2001, as compared to net income of $42.1 million in the corresponding 2000 period.

               Extraordinary Item

               Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to SDS.

               Net Income

               As a result of the foregoing, we had net income of $37.6 million in 2001, as compared to net income of $42.1 million in the corresponding 2000 period.

               Earnings Per Share

               Basic earnings per share for the year ended September 30, 2001 were $1.05 per share, while fully diluted earnings per share were $1.01 per share. For the year ended September 30, 2000, basic earnings per share of $1.20 were computed using the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the year ended September 30, 2000 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

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

               YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1999

               Net Sales

                                          YEAR ENDED SEPTEMBER 30,
                                          -----------------------
NET SALES:                                 2000           1999
                                          --------       --------
                                              (IN THOUSANDS)
Professional Dental ...............       $214,888       $193,757
Orthodontics ......................        180,479        172,055
Infection Prevention ..............         27,773         26,437
                                          --------       --------
               Total Net Sales ....       $423,140       $392,249
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

               Infection Prevention. Increased net sales in the Infection Prevention segment resulted primarily from net sales of products of an acquired company (approximately $3.0 million), partially offset by decreased net sales of existing products due to dealer consolidations and product life cycle maturities and from a voluntary suspension of sales of certain products as a result of issues raised by the FDA. The impact of the action was mitigated by Metrex's ability to supply substitute products to its customers (approximately $1.7 million).

               Gross Profit

                                                                PERCENT OF                        PERCENT OF
GROSS PROFIT                                     2000             SALES            1999             SALES
                                               ---------        ----------      ---------         ----------
                                                                   (IN THOUSANDS)
Professional Dental ....................       $ 122,132            56.8%       $ 107,251             55.4%
Orthodontics ...........................         106,000            58.7%         107,232             62.3%
Infection Prevention ...................          11,952            43.0%          14,293             54.1%
                                               ---------        --------         --------         --------
               Total Gross Profit ......       $ 240,084            56.7%       $ 228,776             58.3%
                                               =========        ========         ========         ========

               Overall Company. Gross profit for the twelve months ended September 30, 2000 increased by $11.3 million or 4.9 % from the corresponding fiscal 1999 period.

               Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased volume (approximately $13.7 million), (b) a favorable product mix (approximately $3.3 million), (c) inventory valuation adjustments, primarily related to a favorable physical inventory adjustment (approximately $3.0 million), (d) net sales of products of an acquired company net of discontinued product lines (approximately $1.7 million), and (e) increased shipping and handling fees (approximately $0.1 million). Increased gross profit was partially offset by: (a) increased manufacturing overhead (approximately $2.6 million), (b) the 2000 restructuring charges related to exited products (approximately $1.8 million), (c) unfavorable foreign currency fluctuations (approximately $1.3 million), (d) an increase in rebate expense ($0.9 million), and (e) other inventory charges (approximately $0.3 million).

               Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) increased manufacturing variances (approximately $5.8 million), (b) the 2000 restructuring charges relating primarily to exited product lines (approximately $5.3 million), and (c) unfavorable foreign currency fluctuations (approximately $4.4 million). The decrease in gross profit was partially offset by (a) increased unit volume relating to new products (approximately $5.2 million), (b) favorable product mix increase (approximately $4.8 million), (c) net sales of products of an acquired company (approximately $2.0 million), (d) inventory adjustments primarily related to a positive revaluation of standard costs associated with manufacturing (approximately $2.0 million), (e) increased shipping and handling fees (approximately $0.2 million), and (f) a decrease in unit volume of existing products (approximately $0.1 million).

               Infection Prevention. Decreased gross profit in the Infection Prevention segment resulted primarily from: (a) the 2000 restructuring charges primarily related to exited product lines (approximately $1.5 million), (b) increased manufacturing overhead (approximately $1.0 million), (c) decreased volume (approximately $0.9 million), (d) other inventory valuation adjustments (approximately $0.7 million), (e) product mix (approximately $0.2 million), and
(f) an increase in rebate expense (approximately $0.1 million). Decreased gross profit was partially offset by: (a) the effects of an acquired company (approximately $2.0 million) and (b) increased shipping and handling fees (approximately $0.1 million).

               Selling, General and Administrative Expenses

                                                                                         PERCENT OF                  PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:                                  2000        SALES            1999       SALES
                                                                             --------    ----------       --------   ----------
                                                                                              (IN THOUSANDS)
Professional Dental ..................................................       $ 65,894         30.7%       $ 64,223        33.1%
Orthodontics .........................................................         66,741         37.0%         60,481        35.2%
Infection Prevention .................................................         11,630         41.9%         10,666        40.3%
                                                                             --------     --------        --------    --------
               Total Selling, General and Administrative Expenses ....       $144,265         34.1%       $135,370        34.5%
                                                                             ========     ========        ========    ========

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

               Infection Prevention. Increased selling, general and administrative expenses in the Infection Prevention segment resulted primarily from: (a) increased selling, general and administrative expenses primarily as a result of acquired companies (approximately $0.5 million), (b) amortization of intangibles primarily from acquired businesses (approximately $0.3 million), and
(c) the 2000 restructuring charges (approximately $0.2 million).

               Operating Income

                                                                      PERCENT OF                   PERCENT OF
OPERATING INCOME:                                         2000          SALES          1999          SALES
                                                         -------      ----------      -------      ----------
                                                                          (IN THOUSANDS)
Professional Dental ..................................   $56,238          26.2%       $43,028          22.2%
Orthodontics .........................................    39,259          21.8%        46,751          27.2%
Infection Prevention .................................       322           1.2%         3,627          13.7%
                                                         -------       -------        -------       -------
               Total Operating Income ................   $95,819          22.6%       $93,406          23.8%
                                                         =======       =======        =======       =======

               As a result of the foregoing, operating income for the year ended September 30, 2000 increased by 2.6% or $2.4 million from operating income for the corresponding 1999 period.

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

               Income Taxes

               Income taxes in 2000 were $28.7 million, a decrease of $1.8 million from the corresponding 1999 period. The decrease resulted primarily from lower taxable income.

               Net Income

               As a result of the foregoing, we had net income of $42.1 million in 2000, as compared to net income of $46.8 million in the corresponding 1999 period.

               Earnings Per Share

               Basic earnings per share for the years ended September 30, 2000 and 1999 were $1.20 per share and $1.33 per share, respectively, which were computed using the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the years ended September 30, 2000 and 1999 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

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

               Approximately $60.6 million of cash was generated from operating activities in 2001, as compared to approximately $62.4 million for the same period of the prior year. The approximate $1.8 million decrease in cash flows from operations was primarily due to: (a) a decrease in the net change in inventory provisions from the prior year period of approximately $8.8 million (of which approximately $7.6 million decrease from the prior year was related to the 2000 exited product lines), (b) an increase in the net change in prepaid expenses from the prior year period of approximately $6.4 million, (c) an increase in the net change in inventories from the prior year period of approximately $4.7 million, (d) a decrease in net income from the prior year period of approximately $4.4 million, (e) the net change in other current liabilities from the prior year of approximately $2.7 million, (f) a decrease in the net change in restructuring reserve from the prior year period of approximately $0.7 million, (g) a decrease in depreciation expense from the prior year period of approximately $0.3 million, and (h) a decrease in the net change in income taxes payable from the prior year period of approximately $0.1 million. The decreases in cash flow were partially offset by: (a) a net increase in the net change in other assets and liabilities from the prior year period of approximately $14.1 million, (b) a net increase in the net change in accounts payable from the prior year period of approximately $6.7 million, (c) a net increase in the net change in accrued payroll and employee benefits from the prior year period of approximately $4.1 million, (d) an increase in amortization from the prior year period of approximately $0.7 million, (e) a decrease in the gain on sales of property, plant and equipment from the prior year period of approximately $0.4 million, and (f) a net increase in the provision for losses on doubtful accounts from the prior year period of approximately $0.3 million.

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

               In 2001, the approximate $27.5 million increase in cash provided by financing activities from the prior year period was primarily attributed to:
(a) the net proceeds from our underwritten stock offering of approximately $50.0 million, (b) the net change in advances and loans to Apogent from the prior year period of approximately $20.6 million, (c) a net change in other financing activities from the prior year period of approximately $3.4 million, and (d) an increase in cash received from the exercise of stock options of approximately $1.3 million. The cash provided by the preceding financing activities were partially offset by: (a) a decrease in the capital contributions from Apogent over the prior year of approximately $16.8 million, (b) an increase in loan activity from the prior year period of approximately $16.1 million, (c) an increase in the cash dividend payment to Apogent from the prior year period of approximately $9.4 million, and (d) the payment of deferred financing fees related to the our prior credit facility of approximately $5.5 million. In 2000, approximately $23.0 million of cash was used in financing activities, primarily from dividends paid to Apogent (approximately $58.5 million), an increase in advances to Apogent (approximately $21.0 million), partially offset by borrowings under the Apogent credit agreement, of which certain of our subsidiaries were obligers, (approximately $35.1 million) and capital contributions from Apogent (approximately $21.4 million).

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

(b)            Reports on Form 8-K:

               A Form 8-K dated May 10, 2002, was filed on May 13, 2002 to report, under Item 5, "Other Events and Regulation FD Disclosure," an amendment of our audited and interim financial statements. Our audited consolidated financial statements for each year in the three year period ended September 30, 2001 and for the six months ended March 31, 2002 and 2001, were amended to add a new note, "Condensed Consolidating Financial Information" to comply with Rule 3-10 of Regulation S-X. A complete copy of the adjusted financial statements was filed as an exhibit.

               A Form 8-K dated May 13, 2002, was filed on May 13, 2002 to report, under Item 5, "Other Events and Regulations FD Disclosure," our intention to offer for sale $150 million of senior subordinated notes due 2012 in a private offering. A copy of the related press release was filed as an exhibit.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYBRON DENTAL SPECIALTIES, INC
                                (Registrant)

Date: August 6, 2002            /s/ GREGORY D. WALLER
                                ------------------------------------------------
                                    Gregory D. Waller
                                    Vice President - Finance,
                                    Chief Financial Officer & Treasurer*

                                * executing as both the principal financial officer and the duly authorized officer of the Company.

                         SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-16057)
                                  EXHIBIT INDEX
                                       TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                        Filed
Exhibit Number     Description                    Incorporated by Reference to:         Herewith
3.1                A. Restated                    Amendment No. 2 to
                   Certificate of                 the Registrant's
                   Incorporation of the           Registration
                   Registrant                     Statement on Form
                                                  10/A filed on
                                                  November 9, 2000
                                                  (File No. 1-16057)
                                                  (the "Form 10/A No.
                                                  2")

                   B. Certificate of              Exhibit 3.1(b) to the
                   Designation,                   2000 10-K
                   Preferences and
                   Rights of Series
                   A Preferred Stock

3.2                Bylaws of the                  Exhibit 3.2 to the
                   Registrant                     Form 10/A No. 2

3.3                Restated Certificate           Exhibits 3.1 and 3.2
                   of Incorporation and           of the Form 10/A No.
                   Bylaws                         2


4.1                Rights Agreement,              Exhibit 4 to the
                   dated as of Decem              Registrant's Current
                   8, 2000, between               Report on Form 8-K
                   Registrant and                 dated December 8,
                   EquiServe Trust                2000 and filed on
                   Company, N.A., as              December 12, 2000
                   Rights Agent,
                   including the Form of
                   Certificate of
                   Designation,
                   Preferences and
                   Rights of Series A
                   Preferred Stock
                   (Exhibit A), Form of
                   Rights Certificate
                   (Exhibit B) and Form
                   of Summary of Rights
                   (Exhibit C)

4.2                Indenture, dated as                                                  X
                   of June 6, 2002,
                   between Registrant,
                   its subsidiary
                   guarantors, and
                   Wilmington Trust
                   Company

4.3                Registration Rights                                                  X
                   Agreement, dated as
                   of June 6, 2002,
                   between Registrant,
                   Credit Suisse First
                   Boston Corporation,
                   Lehman Brothers Inc.,
                   Goldman, Sachs & Co.,
                   Robert W. Baird & Co.
                   Incorporated, Credit
                   Lyonnais Securities
                   (USA) Inc., Fleet
                   Securities, Inc., and
                   Tokyo-Mitsubishi
                   International plc.

4.4                Credit Agreement,                                                    X
                   dated as of June 6,
                   2002, between
                   Registrant and
                   certain of its
                   subsidiaries and
                   Credit Suisse First
                   Boston Corporation
                   and other lenders

4.5                Amended and Restated                                                 X
                   Purchase Agreement,
                   dated as of May 22, 2002
                   between Registrant and
                   Credit Suisse First Boston
                   Corporation, Lehman
                   Brothers Inc., Goldman,
                   Sachs & Co., Robert W.
                   Baird & Co. Incorporated,
                   Credit Lyonnais Securities
                   (USA) Inc., Fleet
                   Securities, Inc. and
                   Tokyo-Mitsubishi
                   International plc.

12.1               Computation of Ratio                                                 X
                   of Earnings to Fixed
                   Charges

18.1               Letter of KPMG LLP                                                   X
                   Regarding Change in
                   Accounting Principle

23.1               Consent of KPMG LLP                                                  X

99.1               Chief Executive                                                      X
                   Officers' certification
                   pursuant to 18 U.S.C.
                   section 1350, as
                   adopted pursuant to
                   section 960 of the
                   Sarbanes - Oxley Act
                   of 2002

99.2               Chief Financial                                                      X
                   Officers certification
                   pursuant to 18 U.S.C.
                   Section 1350, as
                   adopted pursuant to
                   section 960 of the
                   Sarbanes - Oxley Act
                   of 2002


* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.