Form 10-K
period 2002-09-30
SYBRON DENTAL SPECIALTIES INC
filed 2002-12-18
CIK 1121302

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



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-16057

                        SYBRON DENTAL SPECIALTIES, INC.
               (Exact name of registrant as specified in charter)

        DELAWARE               1717 WEST COLLINS AVE., ORANGE, CALIFORNIA          92867              33-0920985
     (State or other            (Address of principal executive offices)        (Zip Code)         (I.R.S. Employer
     jurisdiction of                                                                             Identification No.)
    incorporation or
      organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 16, 2002 as reported on the New York Stock Exchange, was approximately $345,996,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At December 16, 2002, there were 37,989,650 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 7, 2003 have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SYBRON DENTAL SPECIALTIES, INC.

                               TABLE OF CONTENTS
                                       TO
                        2002 ANNUAL REPORT ON FORM 10-K

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
  1    Business....................................................    2
  2    Properties..................................................   13
  3    Legal Proceedings...........................................   13
  4    Submission of Matters to a Vote of Security Holders.........   14
       Executive Officers of the Registrant........................   14

                                 PART II
  5    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................   16
  6    Selected Financial Data.....................................   17
  7    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   19
  7A   Quantitative and Qualitative Disclosures About Market
       Risk........................................................   42
  8    Financial Statements and Supplementary Data.................   47
  9    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   95

                                PART III
 10    Directors and Executive Officers of the Registrant..........   95
 11    Executive Compensation......................................   95
 12    Security Ownership of Certain Beneficial Owners and
       Management and
       Related Stockholder Matters.................................   95
 13    Certain Relationships and Related Transactions..............   95
 14    Controls and Procedures.....................................   95

                                 PART IV
 15    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................   96
       Signatures..................................................   97
       Certifications..............................................   99
       Independent Auditors' Report................................  101
       Financial Statement Schedule................................  102
       Exhibit Index...............................................  103

                                     PART I

ITEM 1.  BUSINESS

GENERAL

                             BUSINESS AND PRODUCTS

     Sybron Dental Specialties, Inc. is a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment, as well as a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. For the time period covered by this report, we were organized into three operating segments:

     - Professional Dental. We develop and manufacture a comprehensive line of branded consumable products sold through independent distributors to the dental industry worldwide;

     - Orthodontics. We develop, manufacture and market an array of consumable orthodontic products, and endodontic products to orthodontic and endodontic specialists worldwide; and

     - Infection Prevention. We develop and manufacture consumable infection prevention products sold through independent distributors to the medical and dental markets, principally in the United States and Canada.

     As of October 1, 2002, we consolidated our Infection Prevention business segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products. Financial information about our business segments is presented in Note 19 to our consolidated financial statements in Item 8 of this Annual Report both on a historical basis and to reflect the combination of the Infection Prevention and the Professional Dental segments as if the combination had occurred as of October 1, 1999. Through September 30, 2002, after which Metrex became a part of the Professional Dental segment, our primary subsidiaries in each of our business segments were as follows:

PROFESSIONAL DENTAL                             ORTHODONTICS
-------------------                             ------------
Kerr Corporation                    Ormco Corporation
Kerr Italia S.p.A                   Ormco B.V.
Sybron Canada Limited               Ormodent Group
Pinnacle Products, Inc.             Allesee Orthodontic Appliances, Inc.
Hawe Neos Holdings S.A.

INFECTION PREVENTION
--------------------
Metrex Research Corporation

     We market our products in the United States and abroad under brand names such as Kerr(R), Ormco(R), Metrex(R), Pinnacle(R), Demetron(R), Hawe(R), AOA(TM), and SybronEndo(TM), which are well recognized in the dental, orthodontics and infection prevention industries.

                                    HISTORY

     Sybron Dental Specialties, Inc. was incorporated in Delaware on July 17, 2000. At the time of our incorporation we were a wholly-owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. ("Apogent"). We were created to effect the spin-off by Apogent of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to us, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. ("SDM"), which owned, directly or indirectly, the stock or other equity interests in the subsidiaries that held substantially all of the assets and liabilities of Apogent's then dental business. Apogent then distributed to its shareholders, by means of a pro rata distribution, all of our outstanding common stock together with related preferred stock purchase rights (the "spin-off"). As a result, we became an independent, publicly traded company.

                             TERMS; YEAR REFERENCES

     When we use the terms "SDS," "we," "us," "Company," or "our" in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent's dental business prior to the spin-off. Our fiscal year ends September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise.

                               BUSINESS STRATEGY

     The key elements of our strategy to become a premier global supplier of high quality dental products are:

          Develop Innovative Products. We strive to consistently develop and introduce innovative products. For example, our Demetron(R) 501 Curing Light was named "Product of the Year" in 2002 and 2001 by Reality Publishing Company. We also received a Reality award for having the most products garnering the highest possible rating. We believe that product innovation allows us to maintain our competitive position and helps fuel our internal growth. We also believe that our emphasis on new product development enables our sales force to remain effective in educating and creating demand among dentists and orthodontists. Our dedicated research and development team regularly interacts with practicing dentists and orthodontists to understand and assess new product opportunities in the marketplace.

          Consistently Improve Our Efficiency. We continuously pursue opportunities to maximize cost savings. As a result, we regularly evaluate our manufacturing processes to determine optimal production strategies, and we will transfer production from one facility to another or rationalize higher-cost facilities when necessary. Since 1981, we have successfully relocated much of our labor intensive manufacturing functions to our three low-cost Mexican manufacturing facilities and today over half of all our manufacturing labor hours are performed at our Mexican facilities. In addition, we consistently seek to rationalize manufacturing, warehousing and customer service operations to centralized facilities wherever possible. For example, we are proceeding with our previously announced plan to centralize our European Professional Dental segment operations at our Hawe Neos facility in Bioggio, Switzerland.

          Increase Revenue Opportunities Within Existing Marketplace. We continuously seek to broaden our portfolio of product offerings to maximize the opportunities within our existing customer base. We regularly evaluate the incremental business opportunities inherent in dental and orthodontic visits, and we have continuously expanded our product offerings. For example, through acquisitions, we have introduced chair covers, barrier products, infection prevention products and disposable air/water syringes in an effort to expand the breadth of products that we sell to dentists and orthodontists.

          Expand the Marketplace. We seek to expand the marketplace through product innovation. We believe that our technological leadership enables us to introduce new opportunities into the dental and orthodontic markets. Our focused sales and marketing effort educates the dental community and cultivates a foundation for demand based on the benefits derived from new products. For example, we believe our aesthetic brackets have increased the acceptability among adults seeking realignment of teeth for function or cosmetic reasons.

          Pursue Strategic Acquisitions. Although debt reduction is an important priority, we will continue to pursue selective strategic acquisitions. We have significant experience in acquiring and integrating companies and follow a well established and disciplined approach. We pursue acquisition opportunities that:

        - enhance our sales growth;

        - offer complementary product lines;

        - expand our geographic reach; and

        - offer us access to new markets.

     Since 1993, we have made 27 acquisitions in the United States and abroad. Since the beginning of fiscal 2001, we have completed five acquisitions, the largest of which was the acquisition in May 2001 of Hawe Neos Holdings S.A. ("Hawe Neos"), a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration, and pharmaceuticals.

     We have been able to use our existing distribution channels to market many of the product lines we have acquired and we have achieved other synergies, such as the elimination of duplicative administrative or other functions or the combining of manufacturing operations, with some of these acquisitions.

                           FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this Annual Report, including without limitation, statements in Item 1 -- Business,
Item 3 -- Legal Proceedings and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, and other statements located elsewhere in this Annual Report, in each case regarding the prospects of our industry and our prospects, plans, financial position, and business strategy, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully because they:

     - discuss our future expectations;

     - contain projections of our future results of operations or our financial conditions; or

     - state other forward-looking information.

     We believe it is important to communicate expectations to our investors. However, forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, those listed in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations "Cautionary Factors." Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. Those statements, such as the one made in the immediately preceding section, "Business Strategy" regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements.

     All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and do not intend to update these statements unless the securities laws require us to do so.

BUSINESS SEGMENTS

     As of October 1, 2002, we consolidated our Infection Prevention business segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products. Through September 30, 2002 our business segments were Professional Dental, Orthodontics and Infection Prevention.

     Professional Dental. Products in our Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry; filling materials, instruments and sealers used in endodontics; waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories; and disposable infection prevention products for dental equipment.

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

     Expansion of products in this segment through acquisitions include the 1994 purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth. These products complemented Kerr's line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st.claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Sybron Canada Limited, with the acquisition of the assets of Precision Rotary Instruments, Inc. In 1999, Pinnacle Products, Inc. became a part of our organization, which enabled us to add dental disposable infection prevention products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment. In the second quarter of 2000, we added Safe-Wave Products, Inc., a manufacturer of disposable tips and adapters for air/water syringes used in dental operatories. In the first quarter of 2001, we acquired certain assets of the dental division of Special Metals Corporation, a contract manufacturer and supplier of alloy powders used in Kerr's Tytin(R)and Tytin(R) FC dental amalgams, assuring continued access to this technology. In the third quarter of 2001, we acquired all of the capital stock of Hawe Neos, a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration and pharmaceutical. Most recently, we acquired, in February 2002, certain assets of Surgical Acuity, Inc., a Wisconsin manufacturer of magnification lenses and fiberoptic lighting systems. For a more complete description of our acquisitions during fiscal years 2002, 2001 and 2000, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

     The Professional Dental business segment accounted for approximately 54.6%, 52.5% and 50.8% of our consolidated net sales in 2002, 2001 and 2000, respectively.

     Orthodontics. Products in our Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products as well as endodontic products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through a merger with LRS Acquisition Corp., the parent of "A" Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products. We also expanded our direct business in France by acquiring the Ormodent group of companies, Ormco's French distributor. In 2000, we again expanded our product line with the acquisition of Professional Positioners, Inc., a manufacturer of orthodontic retainers and positioners and LPI Ormco, the former distributor of Ormco products in Austria. In the first quarter of 2001, we completed the acquisition of certain assets of Optident, Ltd., the former exclusive authorized distributor of Ormco "A" Company products in the United Kingdom. In the first quarter of 2002, we began marketing our Ormco branded orthodontic products in Spain directly through our local sales force, which previously had been associated with our distributor in Spain. For a more complete description of our acquisitions during fiscal years 2002, 2001 and 2000, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

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

     The Orthodontics business segment accounted for approximately 38.8%, 40.6% and 42.6% of our consolidated net sales in 2002, 2001 and 2000, respectively.

     Infection Prevention. Products in our Infection Prevention business segment include high level disinfectants and sterilants, enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use. These products are manufactured or supplied by our Metrex Research Corporation subsidiary, which we created in 1995 in connection with the acquisition of the high level disinfectant business of Strice Ltd. Metrex expanded its product line through the acquisition of the businesses of Micro-Aseptic Products, Inc. (a supplier of surface disinfectants) in 1996 and Viro Research International, Inc. (a supplier of skin antisepsis products) in 1998, and through the acquisition of the high level disinfectant/sterilant business of Cottrell Ltd. in 1998. In 1999, we acquired the business of Alden Scientific, Inc. and its sister corporation Gulfstream Medical, Inc., both manufacturers of reagents and related infection prevention products used to disinfect kidney dialysis machines. Alden also manufactures chemical detecting reagents. In the third quarter of 2001, Metrex acquired from OBF Technologies, Inc. ("OBF"), a product line used in the management of biohazardous and hazardous liquid medical waste. For a more complete description of our acquisitions during fiscal years 2002, 2001 and 2000, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

     The Infection Prevention business segment accounted for approximately 6.6%, 6.9% and 6.6% of our consolidated net sales in 2002, 2001 and 2000, respectively.

NEW PRODUCTS

     Our business segments devote considerable resources to the development and introduction of new products. These efforts are critical to meeting the needs of today's dentists, endodontists and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which we possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. The sales from recently introduced products, such as Take 1(R) Bite brand registration material, Point 4(TM) Flowable brand composite, Solo Plus self etch primer, Demetron LC brand low cost curing light, have contributed to Kerr's total net sales. In the Orthodontics segment, Ormco's sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through programs such as its Insider program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products, which have contributed significantly to its sales. Examples of those products include the Damon(TM) 2 brand self-ligating bracket, the Synthesis brand straight wire appliance and the Titanium Orthos(R) brand orthodontic bracket. Metrex consistently looks for new products to add to its line of infection prevention products. In 2001, Metrex added the Clearline(R) brand water line filtration system and VioNexus(TM) brand hand wash.

END MARKETS AND DISTRIBUTION

     Products in the Professional Dental business segment, including dental related infection prevention products, are sold both domestically and internationally through dental distributors. Kerr has 70 sales personnel in the United States and 82 abroad dedicated to the Professional Dental business segment sales.

     Our Professional Dental companies are committed to increasing their market share through new product development and promotional activities. Their activities create demand for our new products that make dentists more efficient. The sales growth resulting from this demand for new products is augmented by modest growth in the domestic market for traditional dental consumables. We also believe opportunities for growth exist in international markets. As economies in the emerging markets of Eastern Europe, South America and the Far East continue to develop, the demand in those regions for dental products should grow. Our Professional Dental companies are well positioned to take advantage of such development due to their extensive experience in selling internationally and the quality of their existing international dealer network.

     Products in the Orthodontics business segment are marketed by approximately 101 direct salespersons in the United States, Austria, Belgium, Canada, Australia, Germany, France, Ireland, Japan, Mexico, New Zealand, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and by dealers and distributors in other parts of the world. Ormco's direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

     The market for traditional orthodontics products is relatively mature domestically, and is experiencing modest growth. We believe that the international market for orthodontics products presents a growth opportunity as interest in orthodontics for cosmetic reasons grows worldwide. As with other health care markets, over the past few years the orthodontics market has experienced a consolidation of provider practices and the expansion of management organizations and buying groups, which are intended to bring administrative efficiencies and buying power to orthodontic practices. We believe Ormco is well positioned to compete in this environment because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

     Ormco's endodontic sales team sells our endodontic products to end-users and through distributors (which had previously been handled primarily by our Professional Dental business segment). The endodontic team has approximately 18 direct salespersons in the United States. The sales force markets our endodontic products directly to endodontic specialists in the United States and Canada and provides support to our dealers and helps sell products to the general dental community through a dealer network in those countries. In other parts of the world, our endodontic products are sold by dealers and distributors.

     Through September 30, 2002, products in the Infection Prevention business segment were marketed primarily to the alternate health care market in the United States and Canada by 22 direct sales and independent sales personnel (including two in Canada) and by independent manufacturers representatives and distributors. The Infection Prevention business segment also used the Professional Dental sales force to penetrate the dental market. The sales and marketing focus for the Infection Prevention business is on core product growth and product development. We believe revenue growth will come primarily from dental offices, clinics and teaching hospitals. By integrating this segment into our Professional Dental segment in 2003, we will be able to utilize our combined sales force to compete more efficiently.

     We believe we are well positioned to take advantage of the opportunities that exist to grow our business. Opportunities that apply to all of our business segments arise from the trends of an increasing worldwide population, growth in the population of people 65 and older, natural teeth being retained longer, and increased spending on dental health in developing nations.

INTERNATIONAL

     In addition to the United States, products in our Professional Dental business segment are manufactured at facilities in Canada, Switzerland, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe (including a major office in Switzerland), Japan and Australia.

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

     Products in our Infection Prevention business segment are manufactured in the United States and are distributed internationally, primarily in Canada, where they are sold by independent sales representatives. These products are sold in other countries primarily through distributors and agents.

     Domestic and international sales of our products by business segment are as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Professional Dental:
  Domestic...........................................  $143,038   $137,185   $127,693
  International......................................   106,180     93,600     87,195
                                                       --------   --------   --------
     Total Professional Dental Sales.................  $249,218   $230,785   $214,888
                                                       ========   ========   ========
Orthodontics:
  Domestic...........................................  $ 96,699   $102,940   $103,157
  International......................................    80,444     75,643     77,322
                                                       --------   --------   --------
     Total Orthodontics Sales........................  $177,143   $178,583   $180,479
                                                       ========   ========   ========
Infection Prevention:
  Domestic...........................................  $ 28,290   $ 28,254   $ 26,281
  International......................................     2,015      1,925      1,492
                                                       --------   --------   --------
     Total Infection Prevention Sales................  $ 30,305   $ 30,179   $ 27,773
                                                       ========   ========   ========
Total Net Sales......................................  $456,666   $439,547   $423,140
                                                       ========   ========   ========

     We have included other financial information about our business segments and foreign operations in Note 19 to our consolidated financial statements in
Item 8 of this Annual Report.

COMPETITION

     We compete against numerous other companies in our business segments, some of which have substantially greater financial and other resources than ours. We believe the breadth of our product lines and the strength of our long established brands provide us with a competitive advantage. Our widely recognized Kerr and Ormco brand names have been used for more than 100 years and 40 years, respectively. We believe these strong brands, our leading market positions and our programs to educate dental practitioners about techniques and products provide us with an excellent platform to pursue our growth initiatives. There can be no assurance, however, that we will maintain our competitive advantages or that we will not encounter increased competition in the future.

     Our principal competitors in the Professional Dental business segment are Dentsply International Inc., 3M Corporation and its affiliate ESPE GmbH & Co., and Ivoclar Vivadent Group. In the Orthodontics business segment, we compete with more than 25 companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include Unitek (a subsidiary of 3M Corporation), GAC Orthodontics (a subsidiary of Dentsply) and American Orthodontics. In the Infection Prevention business segment, our principal competitive advantages include the breadth of our product lines, price and our product quality. Our competitors include Johnson and Johnson, Steris Corporation and Ecolab, Inc.

RESEARCH AND DEVELOPMENT

     We have a number of research and development programs in our various business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $10.4 million, $9.0 million and $8.8 million on research and development in 2002, 2001 and 2000, respectively.

     Our research and development expenditures by business segment are as follows:

                                                            YEARS ENDED SEPTEMBER 30,
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Professional Dental.......................................  $ 5,311   $4,236   $4,098
Orthodontics..............................................    4,572    4,328    4,321
Infection Prevention......................................      516      413      334
                                                            -------   ------   ------
     Total................................................  $10,399   $8,977   $8,753
                                                            =======   ======   ======

EMPLOYEES

     Our companies employed approximately 3,900 people at September 30 2002, approximately 173 of whom are covered by collective bargaining agreements. We believe our employee relations are generally good. In the United States, Kerr's and Metrex's 173 hourly employees at the Romulus, Michigan facility are members of the UAW. Our current labor contract for both Kerr and Metrex continues through January 31, 2005. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees' council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. We have had no work stoppages related to national contracts.

PATENTS, TRADEMARKS AND LICENSES

     Our subsidiaries' products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the Kerr(R), Hawe(R), Herculite(TM), Prodigy(R), Tytin(R), Demetron(R), Ormco(R), Straight-Wire(R), inspire!(R), AOA(TM), Damon(TM), Diamond(R), Metrex(R)and Metricide(R) trademarks, each of which we believe to have widespread name brand recognition in its respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes and from time to time acquire licenses from owners of patents to apply patented processes to their operations or to sell patented products. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

REGULATION

  MEDICAL DEVICES

     Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the "FDA") and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Our medical devices distributed in the European countries are CE marked per the European Medical Device Directives, 93/42/EEC. Products that are CE marked may move freely in the fifteen European Union States and the three European Economic Area States. Our worldwide facilities, other than custom manufacturing facilities, that are engaged in the manufacturing of Class II medical devices as defined by the European Medical Device Directives, are ISO 9000 certified. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA and the British Standards Institute, our ISO certifying body, regularly inspect our registered and/or certified facilities.

     The FDA classifies medical devices into Class I, II, or III. Pursuant to section 510(k) of the FDCA, the manufacturer or initial distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a "510(k)"). Before commercial distribution can begin, the FDA must review the 510(k) and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(k) and grant or deny clearance to market on the basis that it is or is not substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(k) may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(k) and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I devices are exempt from the 510(k) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered "substantially equivalent," it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application ("PMA"). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(k) premarket notification process.

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

     All of our dental and orthodontic treatment products and our high level disinfectants and sterilants sold in the United States are regulated as Class I or Class II medical devices by the FDA.

     Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(k) premarket notification requirement), and amalgam alloy is regulated as a Class II device. On February 20, 2002, the FDA published for comment a guidance in which it proposes to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. It also proposed the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the proposed Class II designation for encapsulated mercury and amalgam alloy. As Class II devices, encapsulated mercury and amalgam alloy will be subject to special controls. The special controls may include, among other things, recommendations and guidance for the form and content of product labeling. The guidance document contains proposed recommendations regarding the handling and storage of encapsulated mercury and amalgam alloy as well as warnings to be added to the labeling.

     All dental amalgam filling materials, including Kerr's dental amalgam products, contain mercury. The use of mercury in various products, including dental amalgams, is being examined by various groups and U.S. and foreign governmental agencies as a part of an effort to reduce the amount of mercury to which individuals are exposed and that is discharged into the environment. We are aware of at least one foreign government agency that, as a result of a study it conducted, has proposed a plan that would discontinue the use of amalgams once a suitable alternative is found.

     Various groups, who have expressed concerns about the health effects allegedly caused by the mercury in amalgams, are active in lobbying state, federal and foreign lawmakers and regulators to pass laws or adopt regulatory changes or recommendations regarding the use of dental amalgams. To date, these efforts have resulted in restrictions on or recommendations against the use of amalgams in certain clinical situations in some states and countries. The actions have generally been taken to reduce human exposure to mercury where other safe and practical alternatives to dental amalgam exist. Certain groups opposed to the use of amalgams have filed a lawsuit against the American Dental Association ("ADA") and the California Dental Association ("CDA") alleging, among other things, the ADA and CDA have issued rules preventing dentists from discussing mercury with their patients.

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

  OVER-THE-COUNTER DRUG PRODUCTS

     Certain of our products, namely our topical anti-microbial infection prevention products, are subject to regulation by the FDA as over-the-counter drug products. In order to market a product as an over-the-counter drug, we are required to comply with certain requirements relating to testing and labeling of these products. Each new product is listed with the FDA; however, there is no requirement for premarket submissions or approvals as long as the product is recognized as safe and effective by the FDA.

  FEDERAL INSECTICIDE, FUNGICIDE AND RODENTICIDE ACT

     Certain of our Infection Prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency ("EPA") under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and by various state environmental agencies under the laws of those states. Under FIFRA, no one may sell, distribute or use a pesticide unless it is registered with the EPA. Registration includes approval by the EPA of the product's label, including the claims and instructions for use. The producer of a pesticide must provide data from tests performed according to EPA guidelines. These tests are designed to determine whether a pesticide has the potential to cause adverse effects on humans, wildlife, plants and possible ground or surface water contamination. Testing must also be submitted to support the claims on the product labeling. Separate registrations must be obtained from the EPA and each state in which the product is sold. Registrations must be renewed annually. The regulations also require producers to report adverse events associated with their products to the EPA. Failure to pay registration fees or provide necessary testing data, or evidence that the product is the cause of an adverse effect on humans or the environment, could result in fines and/or the cancellation of a FIFRA registration.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS

     We conduct our businesses in numerous foreign countries and as a result are subject to risks of fluctuations in exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 2002, 2001 and 2000, our net sales outside the United States accounted for approximately 41%, 39%, and 39%, respectively, of consolidated net sales. See Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations "International Operations" and Item 7A -- Quantitative and Qualitative Disclosures About Market Risk for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

RELIANCE ON KEY DISTRIBUTORS

     A substantial portion of our sales is made through major independent distributors. While no single distributor accounted for more than 10% of our sales, we believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our professional dental and infection prevention sales, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

TRANSACTIONS AND AGREEMENTS BETWEEN APOGENT AND SDS

     In order to effect the spin-off, Apogent and SDS entered into a number of interrelated agreements. Certain of these agreements continue to define the ongoing relationship between the parties after the spin-off and are briefly described below. Because these agreements were negotiated while we were a wholly owned subsidiary of Apogent, they are not the result of negotiations between independent parties. In the future, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be determined through arm's-length negotiations.

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

                                                                                            OWNED OR
LOCATION OF FACILITY                         BUILDING SPACE AND PRIMARY USE                  LEASED
--------------------                         ------------------------------                 --------
HEADQUARTERS
Orange, California............  118,000 sq. ft./headquarters, manufacturing and warehouse    leased

PROFESSIONAL DENTAL
Romulus, Michigan.............  220,000 sq. ft./manufacturing                                leased
Bioggio, Switzerland..........  85,000 sq. ft./manufacturing                                  owned
Morrisburg, Ontario...........  60,000 sq. ft./manufacturing                                  owned
Scafati, Italy................  58,000 sq. ft./manufacturing                                  owned
Lakeville, Minnesota..........  38,000 sq. ft./assembly                                       owned
Morrisburg, Ontario...........  30,000 sq. ft./manufacturing                                 leased
Danbury, Connecticut..........  30,000 sq. ft./manufacturing                                 leased

ORTHODONTICS
Glendora, California..........  111,000 sq. ft./manufacturing                                leased
Mexicali, Mexico..............  57,000 sq. ft./manufacturing                                 leased
San Dimas, California.........  39,000 sq. ft./distribution                                  leased
Uman, Yucatan, Mexico.........  35,000 sq. ft./manufacturing                                  owned
Tijuana, Mexico...............  32,000 sq. ft./manufacturing                                  owned
Uman, Yucatan, Mexico.........  30,000 sq. ft./manufacturing                                 leased
Sturtevant, Wisconsin.........  21,000 sq. ft/manufacturing                                  leased

INFECTION PREVENTION
Romulus, Michigan.............  85,000 sq. ft./manufacturing                                 leased

     We consider our plants and equipment to be well maintained and suitable for their purposes. We have, from time to time, expanded and will continue to expand facilities as the need arises. We expect to fund such expansions through internally generated funds or borrowings under our credit facility, which is described in Note 7 to our consolidated financial statements in Item 8 of this Annual Report. All of our owned domestic properties are encumbered under our credit facility. Our facility in Bioggio, Switzerland is encumbered by a mortgage given to the former shareholder of Hawe Neos as security for certain indemnification obligations we gave to the former shareholder of Hawe Neos.

     Our 76,000 square foot San Diego, California facility is scheduled to be sold in January of 2003. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations "Restructuring Charges."

ITEM 3.  LEGAL PROCEEDINGS

     We or our subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of our respective operations, including products liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We or our subsidiaries are vigorously defending lawsuits and other claims against us. Pursuant to the agreements described above between Apogent and us relating to the spin-off, we will indemnify Apogent and its subsidiaries against costs and liabilities associated with past or future operations of the dental business, and Apogent will indemnify us and our subsidiaries against costs and liabilities associated with past or future operations of the laboratory business. See Note 18 to our consolidated financial statements in
Item 8 of this Annual Report and Item 1 -- Business "Transactions and Agreements Between Apogent and SDS." We believe that any liabilities which might be reasonably expected to result from any of our or our subsidiaries' pending cases and claims would not have a material adverse effect on our results of operations or financial condition, even if we are unable to recover amounts that we expect to recover with respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and experience of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

NAME                                   AGE                  POSITIONS AND EXPERIENCE
----                                   ---                  ------------------------
Floyd W. Pickrell, Jr................  57    President and Chief Executive Officer of Sybron Dental
                                             Specialties, Inc. since October 2000; President of our
                                             subsidiary Sybron Dental Management, Inc. (formerly
                                             known as Sybron Dental Specialties, Inc.), now our
                                             principal first-tier subsidiary, since August 1993;
                                             served as Chairman of the Board of our subsidiary Kerr
                                             Corporation from August 1993 to December 2000, and
                                             Chairman of the Board of our subsidiary Ormco from
                                             February 1993 to December 2000; served as President of
                                             Kerr from August 1993 until November 1998; joined Ormco
                                             in 1978 and served as Ormco's President from March 1983
                                             until November 1998; previously served as Ormco's Vice
                                             President of Marketing and as its National Sales
                                             Manager.
Michael R. DePrez....................  61    Executive Vice President of Operations and Chief
                                             Information Officer of Sybron Dental Specialties, Inc.
                                             since October 2000; joined Sybron Dental Management,
                                             Inc. in September 1997 as Vice President of Information
                                             Technology and Chief Information Officer; appointed
                                             Executive Vice President of Operations in May 1999 with
                                             continued responsibilities as Chief Information
                                             Officer; previously Vice President of Information
                                             Technology for Aramark Corporation and Director of
                                             Information Technology for Mitsubishi Corporation.
Daniel E. Even.......................  50    President of Ormco since November 1998; Executive Vice
                                             President and General Manager of Ormco from 1993 until
                                             November 1998; Director of Allesee Orthodontic
                                             Appliances (since July 1994) and Director and President
                                             of LRS Acquisition Corporation (since April 1998);
                                             joined Ormco in 1979 and held various management
                                             positions at Ormco including Vice President Marketing
                                             and Research & Development.

NAME                                   AGE                  POSITIONS AND EXPERIENCE
----                                   ---                  ------------------------
A.J. LaSota..........................  60    Vice President and General Manager of Metrex Research
                                             Corporation since November 1998 and General Manager for
                                             Metrex from December 1997 until November 1998; joined
                                             Metrex in September 1995 as Director of Sales and
                                             Marketing; previously served as founder and President
                                             of Endolap Incorporated.
Steven J. Semmelmayer................  45    President of Kerr Corporation since November 1998;
                                             Executive Vice President and General Manager of Kerr
                                             from 1993 until November 1998 and Director and Chief
                                             Executive Officer of Pinnacle Products (since October
                                             1998); joined Ormco in 1979 and held various management
                                             positions with Ormco including National Sales Director
                                             prior to being transferred to Kerr.
Stephen J. Tomassi...................  50    Vice President-General Counsel and Secretary of Sybron
                                             Dental Specialties, Inc. since October 2000; joined
                                             Apogent in 1988 as Corporate Counsel, becoming
                                             Assistant General Counsel in June 1992, and continued
                                             to serve in that role until the spin-off; previously in
                                             private practice from 1984 to 1988 with the law firm of
                                             Halling & Cayo.
John A. Trapani......................  57    Vice President of Human Resources of Sybron Dental
                                             Specialties, Inc. since October 2000; joined Ormco in
                                             October 1983 as Vice President of Human Resources;
                                             served, at various times, as Vice President of Human
                                             Resources and Secretary for Sybron Dental Management,
                                             Inc., Kerr and Ormco; previously served as Manager of
                                             Employee Relations and Manager of Administration for
                                             Rockwell International B-1 Division; and Manager Disney
                                             University and Manager of Employment for Walt Disney
                                             Productions Studios and WED Enterprises.
Gregory D. Waller....................  53    Vice President-Finance, Chief Financial Officer and
                                             Treasurer of Sybron Dental Specialties, Inc. since
                                             October 2000; served as Vice President-Finance of
                                             Sybron Dental Management, Inc. from August 1993 to
                                             December 2000; formerly the Vice President and
                                             Treasurer of Kerr, Ormco and Metrex; joined Ormco in
                                             December 1980 as Vice President and Controller; served
                                             as Vice President of Kerr European Operations from July
                                             1989 to August 1993.
Frances B. L. Zee....................  52    Vice President of Regulatory Affairs and Quality
                                             Assurance of Sybron Dental Specialties, Inc. since
                                             October 2000; served, at various times, as Vice
                                             President of Regulatory Affairs and Quality Assurance
                                             of Sybron Dental Management, Inc., Kerr and Ormco;
                                             joined Ormco in May 1983 as Manager of Quality
                                             Assurance and later became Director of Regulatory
                                             Affairs and Quality Assurance.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our inception, we have not paid any dividends on our Common Stock. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources", and Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements. We have no current intention to pay cash dividends on our Common Stock.

     Based upon record ownership as of December 2, 2002, the number of record holders of our Common Stock (excluding participants in securities position listings) is 649.

     Our Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SYD." The market information set forth below for our two most recent fiscal years is based on NYSE sales prices. Prior to the spin-off there was no public trading market for our stock. Commencing November 28, 2000, our Common Stock began to trade on the New York Stock Exchange on a "when issued" basis under the symbol "SYD." "Regular way" trading began on December 12, 2000, the day after the spin-off was effected. The market information set forth below for fiscal year 2001 is for the period from November 28, 2000 through September 30, 2001.

                                                               HIGH         LOW
                                                              ------       ------
                                                                 (IN DOLLARS)
Fiscal year 2002
  First Quarter.............................................  $21.80       $18.00
  Second Quarter............................................   22.39        18.00
  Third Quarter.............................................   22.60        17.69
  Fourth Quarter............................................   18.50        12.30
Fiscal year 2001
  First Quarter (beginning Nov. 28, 2000)...................  $17.81       $13.00
  Second Quarter............................................   21.30        16.25
  Third Quarter.............................................   22.00        18.50
  Fourth Quarter............................................   22.69        17.00

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected consolidated financial information for each of the five years in the period ended September 30, 2002. This selected financial information should be read in conjunction with Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

                                                        YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            2002     2001(A)    2000(A)    1999(A)    1998(A)
                                          --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Statement of Income Data(b):
  Net sales.............................  $456,666   $439,547   $423,140   $392,249   $370,348
  Apogent charges(c)....................        --        730      2,979      4,228      3,620
  Income before extraordinary item......    35,260     38,129     42,056     46,754     26,390
  Extraordinary item(d).................    (3,661)      (498)        --         --         --
  Net income(e).........................    31,599     37,631     42,056     46,754     26,390
  Basic earnings per share(f)...........  $   0.83   $   1.05   $   1.20   $   1.33   $   0.75
  Diluted earnings per share(f).........  $   0.81   $   1.01   $     --   $     --   $     --
Balance Sheet Data:
  Advances and loans to Apogent.........  $     --   $     --   $ 77,762   $ 56,777   $ 29,088
  Total assets..........................   569,457    539,747    538,253    507,391    469,066
  Long-term borrowings, excluding
     current portion....................   337,644    321,536    298,482    283,447    248,175
  Stockholders' equity(g)...............   131,143     93,526    148,368    150,534    124,987

---------------

(a) Prior to our December 11, 2000 spin-off from Sybron International Corporation, which is now known as Apogent Technologies Inc., we were a wholly-owned subsidiary of Sybron International. Our results of operations prior to that time may not be indicative of the results we would have experienced had we been a stand alone company.

(b) In the third quarter of fiscal 2002, we changed our inventory costing method from the LIFO method to the FIFO method. Previously reported results have been restated to reflect the retroactive application of this accounting change.

(c) Represents an allocation of Apogent's corporate office, general and administrative expenses.

(d) The extraordinary item in our fiscal year ended 2002 represents the write off of the associated deferred financing fees of $2.7 million (net of tax) related to the termination of our prior credit agreement and termination costs of approximately $1.0 million (net of tax) primarily due to a prepayment penalty on our terminated tranche B loan. The extraordinary item of approximately $0.5 million (net of tax) in the prior fiscal year ended 2001 represents the write off of the unamortized financing fees as a result of the termination of Apogent's credit agreement due to our spin-off from Apogent.

(e) Includes restructuring charges of approximately $3.7 million ($2.4 million after tax) in 2002 for the consolidation of our European Professional Dental segment operations into our Bioggio, Switzerland facility; a $2.4 million ($1.5 million after tax) restructuring charge related to the closing of Ormco's San Diego, California facility in fiscal 2001; a restructuring charge of $9.3 million ($5.8 million after tax) in 2000 for the closing of Metrex's Parker, Colorado facility, and the restructuring of Ormco's operation in San Diego and Amersfort, as well as inventory and related charges for product exits in 2000 in all three of our business segments; a $1.4 million ($0.9 million after tax) in 1999 for merger, transaction and integration expenses associated with the mergers with Pinnacle Products of Wisconsin, Inc. and LRS Acquisition Corp., and certain adjustments to the 1998 restructuring; and restructuring reserve charges (relating to a restructuring charge and merger, transaction and integration expenses associated with the merger with LRS Acquisition Corp.) of $25.1 million ($17.1 million after tax) in 1998.

(f) Earnings per share data for the three years ended September 30, 2000 was computed using 35,108,649 shares, the number of shares we had outstanding on December 11, 2000, the date of our spin-off, as the outstanding average number of shares for each year. This number of outstanding shares was presumed to be outstanding for each fiscal year 1998 to 2000. Diluted earnings per share for the years ended September 30, 1998 to 2000 have been omitted as no Sybron Dental Specialties, Inc. stock options existed prior to the date of the spin-off, making any calculation of diluted earnings per share for the years ended September 30, 1998 to 2000 meaningless.

(g) The reduction in paid-in capital since September 30, 2000 primarily reflects the payment of $67.9 million in cash dividends to Apogent as a result of the spin-off, and the settlement of all intercompany loans and advances with Apogent by way of a non-cash dividend of approximately $78.2 million as a result of the spin-off, partially offset by the net proceeds from the June 8, 2001 underwritten stock offering of approximately $50.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment, and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Prior to December 11, 2000, we were a wholly-owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. On December 11, 2000, Sybron International spun off its dental business by way of a pro rata distribution to its shareholders of all of our outstanding common stock together with related preferred stock purchase rights. As a result of the spin-off, we became an independent, publicly traded company.

     As of October 1, 2002, we consolidated our Infection Prevention business segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products. Through September 30, 2002 our business segments were Professional Dental, Orthodontics and Infection Prevention.

     During the quarter ended June 30, 2002, we changed our method of accounting for our domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Our historical financial statements have been adjusted for all relevant prior periods in accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" to reflect this change in method of inventory accounting. See Note 1(c) to our consolidated financial statements contained in Item 8 of this Annual Report.

     The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS

 OVERVIEW

     Net sales in 2002 and 2001 increased by 3.9% in both years from corresponding prior year periods. Including restructuring charges, operating income decreased in 2002 by 7.4% from the prior year period, and increased by 3.9% in 2001 over the prior year period. Excluding the restructuring charges, operating income in 2002 and 2001 decreased by 5.3% and 4.1%, respectively, from the prior year periods.

     For the fiscal year ended September 30, 2002, domestic sales remained relatively flat over the prior fiscal year while international sales grew 10.2% over the prior fiscal year. International sales were positively impacted by the weakening of the U.S. dollar. Without currency effects, international sales would have increased by 8.7%.

     Net sales and operating income in 2002 were negatively impacted by our decision to discontinue our tradition of quarterly incentives to our dental and medical distribution partners. Historically, our quarterly promotions provided incentives for dealers to make larger purchases at the end of each quarter. We elected in the fourth quarter of 2002 to discontinue those promotions in an effort to more closely align the end-user demand for our products with our dealer purchases. We believe these actions addressed a number of issues that were negatively impacting our performance and will enable us to profitably grow the business going forward.

YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2001

  NET SALES

NET SALES:                                                      2002       2001
----------                                                    --------   --------
                                                                (IN THOUSANDS)
Professional Dental.........................................  $249,218   $230,785
Orthodontics................................................   177,143    178,583
Infection Prevention........................................    30,305     30,179
                                                              --------   --------
     Total Net Sales........................................  $456,666   $439,547
                                                              ========   ========

     Overall Company. Net sales for the twelve months ended September 30, 2002 increased by $17.1 million or 3.9% from the corresponding 2001 fiscal year.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $20.6 million), (b) net sales of new products (approximately $4.3 million), (c) favorable foreign currency fluctuations (approximately $1.7 million) and (d) reduced rebate expense (approximately $1.1 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $8.5 million) and (b) the loss of the net sales of the prior year's exited product lines (approximately $0.8 million).

     Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.9 million), (b) the loss of the net sales of the prior year's exited product lines (approximately $1.3 million) and (c) increased rebate expense (approximately $1.3 million). The decrease in net sales was partially offset by: (a) net sales of new products (approximately $3.1 million), (b) favorable foreign currency fluctuations (approximately $0.9 million) and (c) the net sales of products from an acquired company (approximately $0.1 million).

     Infection Prevention. Increased net sales in the Infection Prevention segment resulted primarily from the net sales of products from an acquired company (approximately $2.1 million) and was partially offset by decreased net sales of existing products (approximately $2.0 million).

 GROSS PROFIT

                                                         PERCENT OF              PERCENT OF
GROSS PROFIT:                                   2002     NET SALES      2001     NET SALES
-------------                                 --------   ----------   --------   ----------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Professional Dental.........................  $142,652      57.2%     $130,379      56.5%
Orthodontics................................    97,891      55.3%      103,249      57.8%
Infection Prevention........................    15,280      50.4%       15,758      52.2%
                                              --------      ----      --------      ----
     Total Gross Profit.....................  $255,823      56.0%     $249,386      56.7%
                                              ========      ====      ========      ====

     Overall Company. Gross profit for the twelve months ended September 30, 2002 increased by $6.4 million or 2.6% from the corresponding fiscal 2001 period.

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $10.5 million), (b) unit volume relating to new products (approximately $2.6 million), (c) favorable manufacturing variances (approximately $1.8 million), (d) favorable foreign currency fluctuations (approximately $1.6 million), (e) decreased rebate expense (approximately $1.1 million) and (f) a favorable product mix (approximately $0.6 million). The increase in gross profit was partially offset by: (a) a decrease in the net sales of existing products (approximately $5.1 million), (b) inventory reserve adjustments (approximately $0.4 million, of which approximately $0.3 million is related to a standard cost adjustment, and an increase in obsolescence of approximately $0.3 million, partially offset by approximately $0.1 million due to physical inventory adjustments, and a decrease in royalty expense of approximately $0.1 million) and (c) margins lost from the prior year's exited products lines (approximately $0.4 million).

     Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) unfavorable manufacturing variances (approximately $4.4 million), (b) decreased net sales of existing products (approximately $1.8 million), (c) increased rebate expense (approximately $1.3 million), (d) margins lost from the prior year's exited products (approximately $0.8 million) and (e) inventory adjustments (approximately $0.4 million, of which approximately $0.7 million is related to physical inventory adjustments, approximately $0.5 million due to an increase in royalty expense, partially offset by an decrease in obsolescence of approximately $0.7 million, and approximately $0.1 million decrease in standard cost revisions). The decrease in gross profit margins were partially offset by: (a) unit volume relating to new products (approximately $1.9 million), (b) favorable foreign currency fluctuations (approximately $0.9 million), (c) a favorable product mix (approximately $0.4 million) and (d) margins relating to net sales of products from an acquired company (approximately $0.1 million).

     Infection Prevention. Decreased gross profit in the Infection Prevention segment resulted primarily from: (a) decreased net sales of existing products (approximately $0.9 million) and (b) inventory adjustments (approximately $0.6 million, of which approximately $0.9 million is due to an unfavorable physical inventory adjustment, an increase in standard cost of approximately $0.1 million, partially offset by decrease of approximately $0.3 million obsolescence adjustment, and a decrease in royalty expense of approximately $0.1 million). The decrease in gross profit was offset by margins relating to the net sales of products from an acquired company (approximately $1.0 million).

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          PERCENT OF              PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:    2002     NET SALES      2001     NET SALES
---------------------------------------------  --------   ----------   --------   ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Professional Dental.........................   $ 82,311      33.0%     $ 69,432      30.1%
Orthodontics................................     66,881      37.8%       67,225      37.6%
Infection Prevention........................     14,425      47.6%       13,178      43.7%
                                               --------      ----      --------      ----
     Total Selling, General and
       Administrative Expenses..............   $163,617      35.8%     $149,835      34.1%
                                               ========      ====      ========      ====

     Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2002 increased by $13.8 million or 9.2% from the corresponding fiscal 2001 period.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses related to acquisitions (approximately $8.4 million), (b) increased restructuring charges (approximately $3.3 million), (c) increased selling and marketing expenses (approximately $1.1 million), (d) increased amortization expense of goodwill and other intangible assets (approximately $0.8 million) and
(e) increased research and development expenses (approximately $0.3 million). The increase in selling, general and administrative expenses was partially offset by a decrease in general and administrative expenses (approximately $1.0 million).

     Orthodontics. Decreased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) a decrease in general and administrative expenses (approximately $2.7 million), (b) favorable foreign currency fluctuations (approximately $0.7 million) and (c) decreased amortization expense of goodwill and other intangible assets (approximately $0.1 million). Partially offsetting the decreased selling, general and administrative expenses were: (a) increased selling and marketing expenses (approximately $2.9 million), (b) increased research and development expenses (approximately $0.2 million) and (c) expenses related to an acquisition (approximately $0.1 million).

     Infection Prevention. Increased selling, general and administrative expenses in the Infection Prevention segment resulted primarily from: (a) increased selling and marketing expenses (approximately $0.8 million), (b) increased amortization expense of goodwill and other intangible assets (approximately $0.3 million), (c) expenses related to an acquisition (approximately $0.1 million) and (d) increased research and development expenses (approximately $0.1 million). The increase in selling, general and administrative expenses was offset by favorable foreign currency fluctuations (approximately $0.1 million).

 OPERATING INCOME

                                                          PERCENT OF             PERCENT OF
OPERATING INCOME:                                2002     NET SALES     2001     NET SALES
-----------------                               -------   ----------   -------   ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Professional Dental...........................  $60,341      24.2%     $60,947      26.4%
Orthodontics..................................   31,010      17.5%      36,024      20.2%
Infection Prevention..........................      855       2.8%       2,580       8.5%
                                                -------      ----      -------      ----
     Total Operating Income...................  $92,206      20.2%     $99,551      22.6%
                                                =======      ====      =======      ====

     As a result of the foregoing, operating income for the fiscal year ended September 30, 2002 decreased by 7.4% or $7.3 million from operating income for the corresponding 2001 period.

 INTEREST EXPENSE

     Interest expense was $25.8 million in 2002, a decrease of $7.6 million from the corresponding 2001 period. The decrease resulted from reduced average debt balances and reduced average interest rates on our credit facility.

 LOSS ON DERIVATIVE INSTRUMENTS

     Approximately $70.0 million of our then-existing interest rate swaps could not be re-assigned to our new credit facility entered into on June 6, 2002 and thus were terminated. Accordingly, we recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represents the fair value of the swaps at the termination date. Additionally, we had to re-assign the remaining interest rate swaps as a result of the specificity of our hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately $2.0 million, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from accumulated other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the new credit facility. The change in the fair value of these re-assigned swaps from the refinancing date to September 30, 2002 has been recorded in accumulated other comprehensive income (loss).

 INCOME TAXES

     Taxes on income in 2002 were $23.0 million, a decrease of $2.5 million from the corresponding 2001 period. The decrease resulted primarily from lower taxable income, as well as a decrease in the effective tax rate to 39.0% for 2002 (before a one time $0.3 million tax charge related to the 2002 restructuring), as compared to 40.1% for the corresponding 2001 period. The 2002 effective tax rate including the one time charge was 39.5%.

 INCOME BEFORE EXTRAORDINARY ITEM

     As a result of the foregoing, we had income before extraordinary item of $35.3 million in 2002, as compared to income before extraordinary item of $38.1 million in the corresponding 2001 period.

 EXTRAORDINARY ITEM

     In the third quarter of 2002, we terminated our prior credit agreement and wrote off the associated deferred financing fees of $2.7 million (net of tax) and had termination costs of approximately $1.0 million (net of tax) primarily due to a prepayment penalty on our terminated tranche B term loan. The extraordinary item of approximately $0.5 million (net of tax) in the prior fiscal year represents the write off of the associated deferred financing fees as a result of the termination of Apogent's credit agreement due to the spin-off of SDS.

 NET INCOME

     As a result of the foregoing, we had net income of $31.6 million in 2002, as compared to net income of $37.6 million in the corresponding 2001 period.

 EARNINGS PER SHARE

     Basic earnings per share for 2002 was $0.83 per share, while diluted earnings per share was $0.81 per share. For 2001, basic earnings per share was $1.05, while diluted earnings per share was $1.01 per share.

 DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense of goodwill and other intangible assets is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense of goodwill and other intangible assets increased $2.0 million in 2002 from the prior year period due to additional amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions, as well as routine capital expenditures.

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2000

 NET SALES

NET SALES:                                                      2001       2000
----------                                                    --------   --------
                                                                (IN THOUSANDS)
Professional Dental.........................................  $230,785   $214,888
Orthodontics................................................   178,583    180,479
Infection Prevention........................................    30,179     27,773
                                                              --------   --------
     Total Net Sales........................................  $439,547   $423,140
                                                              ========   ========

     Overall Company. Net sales for the twelve months ended September 30, 2001 increased by $16.4 million or 3.9% from the corresponding 2000 period. After adjusting for the impact of the strengthening U.S. dollar, sales would have increased by $26.7 million or 6.3% from the corresponding 2000 period.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $10.1 million), (b) net sales of new products (approximately $8.5 million), (c) increased net sales of existing products (approximately $4.1 million) and (d) reduced rebate expense (approximately $0.7 million). The increase in net sales was partially offset by: (a) unfavorable foreign currency fluctuations (approximately $4.9 million), (b) the loss of the net sales of the prior year's exited product lines (approximately $2.4 million) and (c) decreased shipping and handling fees (approximately $0.2 million).

     Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $7.8 million), (b) unfavorable foreign currency fluctuations (approximately $5.3 million) and (c) the loss of the net sales of the prior year's exited product lines (approximately $2.9 million). The decrease in net sales was partially offset by: (a) net sales of new products (approximately $13.0 million) and (b) the net sales of products from acquired companies (approximately $1.1 million).

     Infection Prevention. Increased net sales in the Infection Prevention segment was due primarily to: (a) increased net sales of existing products (approximately $1.3 million) and (b) the net sales of products from an acquired company (approximately $1.1 million).

 GROSS PROFIT

                                                         PERCENT OF              PERCENT OF
GROSS PROFIT:                                   2001     NET SALES      2000     NET SALES
-------------                                 --------   ----------   --------   ----------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Professional Dental.........................  $130,379      56.5%     $122,132      56.8%
Orthodontics................................   103,249      57.8%      106,000      58.7%
Infection Prevention........................    15,758      52.2%       11,952      43.0%
                                              --------      ----      --------      ----
     Total Gross Profit.....................  $249,386      56.7%     $240,084      56.7%
                                              ========      ====      ========      ====

     Overall Company. Gross profit for the twelve months ended September 30, 2001 increased by $9.3 million or 3.9% from the corresponding fiscal 2000 period.

     Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $6.1 million), (b) unit volume relating to new products (approximately $5.0 million), (c) increased net sales of existing products (approximately $2.4 million), (d) a decrease in restructuring charge (approximately $1.8 million), (e) reduced rebate expense (approximately $0.7 million) and (f) inventory reserve adjustments (approximately $0.7 million of which approximately $0.6 million is related to a standard cost adjustment, and approximately $0.4 million is due to physical inventory adjustments, partially offset by an increase in obsolescence of approximately $0.2 million and an increase in royalty expense of approximately $0.1 million). The increase in gross profit was partially offset by: (a) unfavorable manufacturing variances (approximately $4.4 million), (b) unfavorable foreign currency fluctuations (approximately $2.6 million), (c) margins lost from the prior year's exited products lines (approximately $1.2 million) and (d) an unfavorable product mix (approximately $0.3 million).

     Orthodontics. Decreased gross profit margins in the Orthodontics segment were primarily due to: (a) unfavorable foreign currency fluctuations (approximately $5.3 million), (b) decreased sales volume of existing products (approximately $4.4 million), (c) inventory adjustments (approximately $2.8 million, due to an increase in royalty expense of approximately $1.7 million, an increase in obsolescence of approximately $1.5 million, and approximately $0.3 million increase in standard cost revisions partially offset by approximately $0.7 million related to physical inventory adjustments, (d) an unfavorable product mix margins (approximately $1.9 million) and (e) margins lost from the prior year's exited products (approximately $1.6 million). The decreased gross profits were partially offset by: (a) unit volume relating to new products (approximately $7.8 million), (b) a decrease in restructuring charge (approximately $4.0 million), (c) favorable manufacturing variances (approximately $1.0 million) and (d) margins relating to net sales of products from acquired companies (approximately $0.5 million).

     Infection Prevention. Gross profit in the Infection Prevention segment increased due to: (a) a decrease in restructuring charge (approximately $1.5 million), (b) increased volume relating to existing products (approximately $1.0 million), (c) the margins relating to the net sales of products from an acquired company (approximately $0.6 million), (d) inventory adjustments (approximately $0.4 million, of which approximately $0.5 million is due to a favorable physical inventory adjustment and a decrease in standard cost of approximately $0.2 million, partially offset by a $0.3 million obsolescence adjustment), (e) reduced manufacturing variance costs (approximately $0.2 million) and (f) volume related to new product sales (approximately $0.1 million).

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          PERCENT OF              PERCENT OF
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:    2001     NET SALES      2000     NET SALES
---------------------------------------------  --------   ----------   --------   ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Professional Dental.........................   $ 69,432      30.1%     $ 65,894      30.7%
Orthodontics................................     67,225      37.6%       66,741      37.0%
Infection Prevention........................     13,178      43.7%       11,630      41.9%
                                               --------      ----      --------      ----
     Total Selling, General and
       Administrative Expenses..............   $149,835      34.1%     $144,265      34.1%
                                               ========      ====      ========      ====

     Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2001 increased by $5.6 million or 3.9% from the corresponding fiscal 2000 period.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $3.0 million), (b) expenses related to acquisitions (approximately $2.3 million) and (c) increased amortization expense of goodwill and other intangible assets (approximately $1.1 million). These increases were partially offset by: (a) favorable foreign currency fluctuations (approximately $2.7 million), (b) decreased selling and marketing expenses (approximately $0.1 million) and (c) decreased research and development expenses and other expenses (approximately $0.1 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $2.6 million), (b) increased general and administrative expenses (approximately $1.3 million) and (c) expenses related to acquisitions (approximately $0.1 million). Partially offsetting these increases were: (a) favorable foreign currency fluctuations (approximately $2.6 million),
(b) decreased amortization expense of goodwill and other intangible assets (approximately $0.5 million) and (c) a decrease in restructuring charges (approximately $0.4 million).

     Infection Prevention. Increased selling, general and administrative expenses in the Infection Prevention segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.0 million), (b) increased selling and marketing expenses (approximately $0.7 million) and (c) increased amortization expense of goodwill and other intangible assets (approximately $0.1 million). Partially offsetting these increases was a decrease in restructuring charges (approximately $0.3 million).

 OPERATING INCOME

                                                          PERCENT OF             PERCENT OF
OPERATING INCOME:                                2001     NET SALES     2000     NET SALES
-----------------                               -------   ----------   -------   ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Professional Dental...........................  $60,947      26.4%     $56,238      26.2%
Orthodontics..................................   36,024      20.2%      39,259      21.8%
Infection Prevention..........................    2,580       8.5%         322       1.2%
                                                -------      ----      -------      ----
     Total Operating Income...................  $99,551      22.6%     $95,819      22.6%
                                                =======      ====      =======      ====

     As a result of the foregoing, operating income for 2001 increased by 3.9% or $3.7 million over operating income for the corresponding 2000 fiscal period.

 INTEREST EXPENSE

     Interest expense was $33.5 million in 2001, an increase of $7.6 million from the corresponding 2000 period. The increase resulted from a higher average debt balance and higher average interest rates on our credit facility, primarily due to the December 11, 2000 spin-off. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources" below.

 INCOME TAXES

     Income taxes in 2001 were $25.5 million, a decrease of $3.1 million from the corresponding 2000 period. The decrease resulted primarily from lower taxable income, as well as a decrease in the effective tax rate to 40.1% for 2001 as compared to 40.5% for the corresponding prior year period.

 INCOME BEFORE EXTRAORDINARY ITEM

     As a result of the foregoing, we had income before extraordinary item of $38.1 million in 2001, as compared to net income of $42.1 million in the corresponding prior year period.

 EXTRAORDINARY ITEM

     Due to the spin-off of SDS, Apogent terminated its credit agreement and wrote off the associated deferred financing fees. This resulted in an after tax write-off of $0.5 million that was allocated to us.

 NET INCOME

     As a result of the foregoing, we had net income of $37.6 million in 2001, as compared to net income of $42.1 million in the corresponding prior year period.

 EARNINGS PER SHARE

     Basic earnings per share for the year ended September 30, 2001 was $1.05 per share, while diluted earnings per share was $1.01 per share. For the year ended September 30, 2000, basic earnings per share of $1.20 was computed using the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the year ended September 30, 2000 has been omitted as none of our stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

 DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense of goodwill and other intangible assets is allocated among cost of sales, selling, general and administrative expenses and other expense. Depreciation and amortization expense of goodwill and other intangible assets increased $0.5 million in 2001 due to additional amortization from the step-up of assets, goodwill and intangibles recorded from the various acquisitions, as well as routine capital expenditures.

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

     - Intangible Assets -- Intangible assets, other than goodwill, are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Goodwill (excess of cost over the net asset value of acquired businesses) recorded prior to June 30, 2001, is amortized over 5 to 40 years; proprietary technology, trademarks, and other intangibles are amortized over 7 to 40 years, 9 years, and 3 to 17 years, respectively. Goodwill recorded subsequent to June 30, 2001 is not being amortized to earnings, but is to be reviewed for impairment on an annual basis in accordance with the implementation of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets".

     - Revenue Recognition -- We recognize revenue upon shipment of products, when the risks and rewards of ownership are passed, when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectability of the sales price is reasonably assured. A large portion of our sales of Professional Dental products and Infection Prevention products is sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed. Additionally, we accrue rebates based upon our various pricing programs. These rebates are accounted for as a reduction of revenue. The allowance for doubtful receivables is reviewed and adjusted periodically. Accounts that are judged to have a collection uncertainty are reserved for, in part or in total, based on management's estimate of the collectable balance.

     - Inventories -- Periodically we review our inventory for potentially excess and/or obsolete items by comparing the historical demand to the expected future demand and adjust our obsolescence reserves accordingly. In addition, standard costs are updated annually to reflect changes in our inventory costs. If circumstances change (e.g., unexpected shifts in market demand) there could be a material impact on the net realizable value of the inventory.

     - Pension and Other Postretirement Benefits -- Various assumptions including, but not limited to, discount rates, average medical and compensation percentage increases and the expected long-term rate of return on assets are used in the determination of pension liabilities and assets. We use professional actuaries to assist in calculating our pension and postretirement healthcare assets, liabilities and benefit expense.

     - Derivative Financial Instruments -- We use derivative financial instruments to manage our foreign currency, interest rate exposures, and certain net investments. We do not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of our risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counterparties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly inversely correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract. The fair value of interest rate swaps that are terminated or required to be de-designated due to an event that negates the probability of the hedged forecasted transaction from taking place (as may be required by a refinancing), is removed from the unrealized loss or gain on derivative instruments recorded in accumulated other comprehensive income and the fair value is reclassified into earnings immediately. For cross currency debt swaps, the fair value remains in currency translation adjustment, a component of accumulated other comprehensive income, until sale or upon complete or substantially complete liquidation of our net investment.

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

October 1, 2002). We recorded amortization expense of goodwill in the amount of $9.5 million and $8.4 million for the years ended September 30, 2002 and 2001, respectively. Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets will not be recorded in future periods.

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

     We are required to adopt SFAS No. 144 no later than our first fiscal year beginning after December 15, 2001, and will adopt its provisions in the quarter ending December 31, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

ACQUISITIONS

     As discussed in Item 1 -- Business "New Products," we have maintained an active program of development and introduction of new products. We believe that introducing new products is important to maintain our competitive position. We have also pursued numerous acquisition opportunities, completing 27 acquisitions between 1993 and 2002. Acquisitions completed since the beginning of fiscal 2001 are as follows:

                                            ACQUISITION
COMPANY                                        DATE                        DESCRIPTION
-------                                     -----------                    -----------
PROFESSIONAL DENTAL
Surgical Acuity, Inc......................      2/02      Manufacturer of magnification lenses and
                                                          fiber-optic lighting systems used for
                                                          illumination during dental procedures.
Hawe Neos Holding S.A.....................      5/01      Manufacturer and wholesaler of consumable
                                                          dental products in the area of prevention,
                                                          restoration and pharmaceutical.
Special Metals Corporation................     12/00      Manufacturer and supplier of alloys used in
                                                          Kerr's Tytin(R) and Tytin(R) FC dental
                                                          amalgams.
ORTHODONTICS
Optident, Ltd.............................     12/00      Distributor of Ormco/ "A" Company products in
                                                          the United Kingdom.
INFECTION PREVENTION
OBF Technologies, Inc.....................      6/01      Product line used in the management of
                                                          biohazardous and hazardous liquid medical
                                                          waste.

     These acquisitions are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks, or both. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions

RESTRUCTURING CHARGES

     Our results for fiscal 2002 include restructuring charges of approximately $3.7 million ($2.4 million after tax) consisting primarily of severance and termination costs associated with the termination of the employment of 71 employees that were employed at certain of our European facilities, as a result of the consolidation of those European facilities into our Hawe Neos facility in Switzerland. Of the $3.7 million restructuring charges, approximately $3.1 million are cash charges related to severance and contractual obligations, $0.3 million is a cash charge for an additional potential tax liability included in income taxes payable, while the balance of approximately $0.3 million are non-cash charges. We expect to complete the majority of the 2002 restructuring plan by the 2003 fiscal year end.

     Our results for fiscal 2001 include restructuring charges of approximately $2.4 million ($1.5 million after tax) consisting primarily of the severance and termination costs associated with the termination of the employment of 63 employees that were employed at Ormco's San Diego, California manufacturing facility, as a result of the closing of this facility. We completed the closing of the facility as of June 30, 2002 and finalized all remaining costs. Work previously performed at the facility was absorbed into our Glendora, California facility. The proceeds from the planned sale (January 2003) of the San Diego manufacturing facility are expected to offset the amount of the restructuring charge. We will use the proceeds from the sale to pay down debt and reduce interest charges.

     Our results for fiscal 2000 include charges of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million, $1.7 million and $0.6 million in the Orthodontics, Professional Dental and Infection Prevention business segments, respectively) and severance and termination costs associated with the termination of the employment of 65 employees (56 located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/Europe) as a result of the 2000 restructuring plan. Of the $9.3 million in restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million were cash related charges for severance and contractual obligations. We completed the 2000 restructuring plan in the first quarter of 2002 and paid the remainder of the cash charges.

     In June 1998, we recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

     The 2002 restructuring charge activity and its components are as follows (in thousands):

                                          LEASE     SHUT-DOWN   INVENTORY   FIXED           CONTRACTUAL
                             SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    OBLIGATIONS   OTHER     TOTAL
                             ---------   --------   ---------   ---------   ------   ----   -----------   ------   -------
                                (A)        (B)         (B)         (C)       (C)     (D)        (E)
2002 Restructuring
  Charge...................   $2,347       $332       $ --       $  106     $  196   $300      $229       $  156   $ 3,666
Fiscal 2002 Non-Cash
  Charges..................       --         --         --           --         --     --        70           43       113
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2002
  Balance..................   $2,347       $332       $ --       $  106     $  196   $300      $159       $  113   $ 3,553
                              ======       ====       ====       ======     ======   ====      ====       ======   =======

     The 2001 restructuring charge activity since September 30, 2001 and its components are as follows (in thousands):

                                          LEASE     SHUT-DOWN   INVENTORY   FIXED           CONTRACTUAL
                             SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    OBLIGATIONS   OTHER     TOTAL
                             ---------   --------   ---------   ---------   ------   ----   -----------   ------   -------
                                (A)        (B)         (B)         (C)       (C)     (D)        (E)
2001 Restructuring
  Charge...................   $1,050       $ --       $ --       $   --     $  250   $ --      $775       $  325   $ 2,400
Fiscal 2001 Non-Cash
  Charges..................       --         --         --           --        250     --       100          300       650
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2001
  Balance..................    1,050         --         --           --         --     --       675           25     1,750
Fiscal 2002 Cash
  Payments.................      875         --         --           --         --     --       600           --     1,475
Fiscal 2002 Non-Cash
  Payments.................       --         --         --           --         50     --        75           25       150
Adjustments................      175         --         --           --        (50)    --        --           --       125
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2002
  Balance..................   $   --       $ --       $ --       $   --     $   --   $ --      $ --       $   --   $    --
                              ======       ====       ====       ======     ======   ====      ====       ======   =======

     The 2000 restructuring charge activity since September 30, 2000 and its components are as follows (in thousands):

                                          LEASE     SHUT-DOWN   INVENTORY   FIXED           CONTRACTUAL
                             SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    OBLIGATIONS   OTHER     TOTAL
                             ---------   --------   ---------   ---------   ------   ----   -----------   ------   -------
                                (A)        (B)         (B)         (C)       (C)     (D)        (E)
2000 Restructuring
  Charge...................   $1,300       $ --       $ --       $7,600     $  200   $ --      $100       $  100   $ 9,300
Fiscal 2000 Non-Cash
  Charges..................       --         --         --        7,600        200     --        --           --     7,800
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2000
  Balance..................    1,300         --         --           --         --     --       100          100     1,500
Fiscal 2001 Cash
  Payments.................    1,175         --         --           --         --     --        75          100     1,350
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2001
  Balance..................      125         --         --           --         --     --        25           --       150
Fiscal 2002 Cash
  Payments.................      125         --         --           --         --     --        25           --       150
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2002
  Balance..................   $   --       $ --       $ --       $   --     $   --   $ --      $ --       $   --   $    --
                              ======       ====       ====       ======     ======   ====      ====       ======   =======

     The 1998 restructuring charge activity since June 30, 1998 and its components are as follows (in thousands):

                                          LEASE     SHUT-DOWN   INVENTORY   FIXED           CONTRACTUAL
                             SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    OBLIGATIONS   OTHER     TOTAL
                             ---------   --------   ---------   ---------   ------   ----   -----------   ------   -------
                                (A)        (B)         (B)         (C)       (C)     (D)        (E)
1998 Restructuring
  Charge...................   $4,300       $300       $400       $4,600     $1,300   $700      $900       $2,100   $14,600
Fiscal 1998 Cash
  Payments.................    1,800         --        100           --         --     --       300        1,400     3,600
Fiscal 1998 Non-Cash
  Charges..................       --         --         --        4,600      1,300     --        --           --     5,900
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 1998
  Balance..................    2,500        300        300           --         --    700       600          700     5,100
Fiscal 1999 Cash
  Payments.................    1,300        300        300           --         --     --       300          400     2,600
Adjustments (a)............    1,200         --         --           --         --     --        --           --     1,200
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 1999
  Balance..................       --         --         --           --         --    700       300          300     1,300
Fiscal 2000 Cash
  Payments.................       --         --         --           --         --     --       300          100       400
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2000 and
  September 30, 2001
  Balance..................       --         --         --           --         --    700        --          200       900
Fiscal 2002 Cash
  Payments.................       --         --         --           --         --     --        --           16        16
Fiscal 2002 Non-Cash
  Payments.................       --         --         --           --         --     --        --            7         7
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2002
  Balance..................   $   --       $ --       $ --       $   --     $   --   $700      $ --       $  177   $   877
                              ======       ====       ====       ======     ======   ====      ====       ======   =======

---------------

(a) Amount represents the 2002 restructuring charge for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment we plan to terminate as a result of the 2002 European restructuring plan. The 2001 restructuring charge represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated as a result of the 2001 restructuring plan. As of September 30, 2002, all of the employment terminations were completed under the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The proceeds from the planned sale of the Ormco San Diego facility are expected to offset the costs of closing the facility. The 2000 restructuring charge represents severance and termination costs for the 65 employees whose employment was terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2002, all employment terminations were completed under the 2000 restructuring plan. The 1998 restructuring charge represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)  Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents $0.3 million in additional potential tax liability included in income taxes payable in 2002. The 1998 charge of $0.7 million represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

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

     From time to time we employ currency hedges to mitigate the impact of foreign currency fluctuations. In June, July and November 2002, we hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2003 by securing monthly zero cost collars with a notional amount of approximately $40.5 million for the euro and a notional amount of approximately $5.9 million for the Japanese yen. No currency gain or loss was recognized in the consolidated statement of income for the year ended September 2002; however, a currency gain of $0.1 million (net of income tax), representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income
(loss), a component of stockholders' equity (See Note 10 to the consolidated financial statements in Item 8 of this Annual Report). Additionally, in June 2002, we entered into cross currency debt swap transactions to hedge our net investment in Hawe Neos and Sybron Dental Specialties Japan. The agreements were contracts to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 67.5 million at the termination date of June 15, 2007 and a U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen principal amount of 486 million at the termination date of June 15, 2007. For fiscal year 2002, the fair value of the cross currency debt swap transaction gain (net of income tax) included in the cumulative translation adjustments was $0.3 million.

     In September 2001, our foreign currency exposure was hedged to protect against currency fluctuations in fiscal 2002 by securing monthly zero cost collars with a notional amount of approximately $36.6 million for the euro and a notional amount of approximately $5.5 million for the Japanese yen. No currency gain or loss was recognized in the consolidated statement of income for the year ended September 2001; however, a currency loss of $0.03 million (net of income tax), representing the fair market value of the zero cost collars, was recorded in accumulated other comprehensive income (loss), a component of stockholders' equity. Additionally, in September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement entered into on September 20, 2001, with an effective date of October 16, 2001, is a contract to exchange a U.S. dollar principal amount of $45 million in exchange for a Swiss franc principal amount of 71.7 million at the termination date of October 16, 2006. For fiscal year 2001, the fair value of the cross currency debt swap transaction gain (net of income tax) included in the cumulative translation adjustments was $0.6 million.

     As a result of terminating the cross currency debt swap transaction to hedge our net investment in Hawe Neos we recognized a loss to the translation adjustment, a component of accumulated other comprehensive income (loss) in the amount of approximately $0.9 million (net of income tax). This amount will remain in translation adjustment, a component of accumulated other comprehensive income (loss) until sale or upon complete or substantially complete liquidation of our net investment in Hawe Neos.

     Apogent, prior to the spin-off, had also employed currency hedges on our behalf. In November 1999, Apogent decided to employ a series of foreign currency options with a U.S. dollar notional amount of approximately $38.2 million at a cost of approximately $0.9 million. These options were designed to protect SDS from potential detrimental effects of currency movements associated with the U.S. dollar versus the euro and Japanese yen in the second, third and fourth quarters of fiscal 2000. In fiscal year 2000, euro options expiring on March 29, 2000 and June 28, 2000 were sold at a gain of $1.2 million and the Japanese yen options expiring on March 29, 2000 and June 28, 2000 expired worthless. Approximately $1.1 million of the euro options gain was allocated to SDS. Options expiring September 26, 2000 were sold at a profit with a gain for SDS of approximately $1.4 million. Allocations of gains and losses were based upon SDS's exposure to the currencies hedged, relative to the consolidated Apogent exposure. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments for fiscal year 2003.

     The following table sets forth our domestic sales and sales outside the United States in 2002, 2001 and 2000. See also Note 19 to our consolidated financial statements contained in Item 8 of this Annual Report.

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Domestic net sales...................................  $268,027   $268,379   $257,131
International net sales..............................   188,639    171,168    166,009
                                                       --------   --------   --------
     Total net sales.................................  $456,666   $439,547   $423,140
                                                       ========   ========   ========

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     Prior to the spin-off, our capital requirements arose principally from our allocation of indebtedness incurred in connection with the permanent financing for the 1987 acquisition of the predecessor to Apogent and subsequent refinancings, obligations to pay rent under the Sale/Leaseback facility (as defined herein), working capital needs, primarily related to inventory and accounts receivable, capital expenditures, primarily related to purchases of machinery, the purchase of various businesses and product lines in execution of our acquisition strategy, payments to be made in connection with our restructuring in 1998, and the periodic expansion of physical facilities.

     We expect our future capital requirements to be similar to those prior to the spin-off. We intend to fund our capital expenditure requirements, working capital requirements, acquisitions, principal and interest payments, obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolver (defined below). While cash provided from operating activities may be impacted by lower revenues due to the slowing economy and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our New Credit Facility (defined below), and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case. To the extent that funds are not available from these sources, particularly with respect to our acquisition strategy, we would have to raise additional capital in another manner or curtail our acquisition strategy.

     It is currently our intent to reduce total debt and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, taking into account our level of debt and interest expense. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our New Credit Facility (defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

     The statements contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition strategy are forward-looking statements. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our credit facilities and the availability of suitable acquisitions candidates at reasonable prices.

 YEAR ENDED SEPTEMBER 30, 2002

     Approximately $54.7 million of cash was generated from operating activities in 2002, as compared to approximately $66.7 million from the same period of the prior year. The approximate $12.0 million decrease in cash flows from operations was primarily due to: (a) an increase in the net change in inventories from the prior year period of approximately $12.5 million,
(b) a decrease in the net change in accrued payroll and employee benefits from the prior year period of approximately $11.7 million, (c) a decrease in the net change in accounts payable from the prior year period of approximately $7.7 million, (d) decreased earnings from the prior year period of approximately $6.0 million, (e) a decrease in the net change of income taxes payable from the prior year period of approximately $4.5 million, (f) a decrease in the net change in other assets and liabilities of approximately $2.5 million from the prior year period, (g) a decrease in the provision for losses on doubtful receivables from the prior year period of approximately $0.7 million, and (h) a decrease in the net change in the loss (gain) on sales of property, plant and equipment from the prior year period of approximately $0.5 million. The decrease in cash flows from operations were partially offset by the following: (a) a decrease in the net change in accounts receivable from the prior year period of approximately $13.6 million, (b) an increase in non-cash charges of approximately $6.9 million, related to the termination of the previous credit facility, (c) a decrease in the net change in prepaid expenses and other current assets from the prior year period of approximately $5.4 million, (d) an increase in the net change in deferred income taxes from the prior year period of approximately $2.7 million,
(e) an increase in inventory provisions from the prior year period of approximately $1.1 million, (f) an increase in amortization expense of goodwill and other intangible assets from the prior year period of approximately $1.1 million, (g) an increase in the net change in the restructuring reserve from the prior year of approximately $1.1 million, (h) an increase in depreciation expense from the prior year period of approximately $0.9 million, (i) an increase in the net change in accrued interest of approximately $0.7 million from the prior year period, (j) a tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.3 million recorded in the fiscal 2002 period, and (k) an increase in amortization of deferred financing fees from the prior year period of approximately $0.3 million.

     Approximately $28.6 million of cash was used in investing activities in 2002, a decrease of approximately $40.0 million from the same period of the prior year. The decrease was primarily due to: (a) the decrease in payments for acquisitions from the prior year period of approximately $43.2 million and (b) increased proceeds from the sales of property, plant and equipment from the prior year of approximately $1.1 million, partially offset by: (a) an increase in net payments for intangibles from the prior year period of approximately $3.0 million and (b) an increase in capital expenditures of approximately $1.3 million from the prior year period. In 2001, approximately $68.7 million of cash was used in investing activities, an increase of approximately $28.7 million from the same period in the prior year (primarily due to additional payments for acquisitions from the prior year period of approximately $30.1 million, increased capital expenditures from the prior year period of approximately $2.4 million, and lower proceeds from sales of property, plant and equipment from the prior year period of approximately $0.5 million, partially offset by a decrease in net payments for intangibles from the prior year period of approximately $4.3 million).

     Approximately $24.7 million of cash was used in financing activities in 2002, a decrease of approximately $29.2 million from the approximately $4.5 million cash provided by financing activities in the prior year. The decrease was primarily due to: (a) a decrease in the net loan proceeds of approximately $179.6 million from the prior year period, (b) a decrease in net proceeds from our underwritten stock offering of approximately $50.0 million from the prior year period, (c) the increase in deferred financing fees from the prior year period of approximately $6.5 million, (d) a prepayment penalty and termination costs of approximately $5.3 million related to the refinancing, (e) the decrease in capital contributions from Apogent from the prior year period of approximately $4.6 million (as a result of the spin-off), and (f) a payment related to the terminated cross-currency debt swap of approximately $1.5 million. The decrease in cash provided by financing activities was partially offset by: (a) net proceeds from the sale of the senior subordinated notes of $150.0 million, (b) the elimination of cash dividend payments to Apogent in fiscal 2002 from the prior year period of approximately $67.9 million (as a result of the spin-off) and (c) the net change in advances and loans to Apogent from the prior year period of approximately $0.4 million (also as a result of the spin-off). In 2001, the approximate $27.5 million increase in cash provided by financing activities from the prior year period was primarily attributed to:
(a) the net proceeds from our underwritten stock offering of approximately $50.0 million, (b) the net change in advances and loans to Apogent from the prior year period of approximately $20.6 million, (c) a net change in other financing activities from the prior year period of approximately

$3.4 million and (d) an increase in cash received from the exercise of stock options of approximately $1.3 million. The cash provided by financing activities in 2001 were partially offset by: (a) a decrease in the capital contributions from Apogent from the prior year period of approximately $16.8 million, (b) an increase in loan activity from the prior year period of approximately $16.1 million, (c) an increase in the cash dividend payment to Apogent from the prior year period of approximately $9.4 million and (d) the payment of deferred financing fees related to the SDS Credit Facility of approximately $5.5 million.

 CREDIT FACILITIES AND SENIOR SUBORDINATED NOTES

     On June 6, 2002, we terminated our existing $450.0 million credit facility and entered into a new $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The new credit facility (the "New Credit Facility"), provides for a five-year $120.0 million revolving credit facility (the "Revolver"), a seven-year $200.0 million term loan (the "Term Loan B") and a five-year $30.0 million revolving credit facility (the "Euro Tranche"). Sybron Dental Management, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the "Domestic Borrowers") are joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos is the borrower under the Euro Tranche. In addition to the New Credit Facility, we completed the sale of $150.0 million of 8 1/8% senior subordinated notes due 2012 (the "Senior Subordinated Notes") in a private offering. We used the proceeds of the Term Loan B, together with the net proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

     The New Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the Domestic Borrowers and each of our present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the New Credit Facility is secured by a pledge of 65% of the capital stock of each of our first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of our Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of our other indirect foreign subsidiaries.

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

     The Term Loan B amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term B Loan bears interest, at our option, at either (a) the LIBOR rate, plus between 225 and 275 basis points, or (b) between 125 and 175 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to the rating of the New Credit Facility by Standard and Poor's and Moody's. The per annum initial interest rate for the first six months was LIBOR, plus 250 basis points. As of September 30, 2002 the amount outstanding on the Term Loan B was $164.6 million. The average interest rate at September 30, 2002 on the Term Loan B was 5.16% after giving effect to the interest rate swap agreements we had in effect as of that date.

     The Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) between 75 and 150 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate on the Revolver for the first six months was LIBOR plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will very between 0.375% to 0.5% based on the quarterly leverage ratio. As of

September 30, 2002 the amount outstanding on the Revolver was $12.0 million. The average interest rate at September 30, 2002 on the Revolver was 4.78%. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2002, a total of $1.8 million in letters of credit was issued. As of September 30, 2002 the amount available under the Revolver was $106.2 million.

     The Euro Tranche bears interest, at our option, at Euro-LIBOR or at base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2002, there was no outstanding balance under the Euro Tranche and the amount available was $30.0 million.

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

     Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at September 30, 2002.

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

TWELVE-MONTH PERIOD COMMENCING JUNE 15;                       PERCENTAGE
---------------------------------------                       ----------
2007........................................................   104.063%
2008........................................................   102.708%
2009........................................................   101.354%
2010 and thereafter.........................................   100.000%

     As a result of the terms of our New Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 2002, we had three interest rate swaps outstanding aggregating a notional amount of $63.7 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swaps' expiration dates. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The swap agreement rates and durations as of September 30, 2002 are as follows:

EXPIRATION DATE          NATIONAL AMOUNT   SWAP AGREEMENT DATE   SWAP AGREEMENT RATE   SWAP EFFECTIVE DATE
---------------          ---------------   -------------------   -------------------   -------------------
February 16, 2005......   $10.0 million    January 24, 2001             5.69%          February 16, 2001
March 31, 2005.........   $26.9 million     January 2, 2001             5.65%            March 30, 2001
March 31, 2005.........   $26.8 million     January 2, 2001             5.58%            March 30, 2001

 SALE/LEASEBACK

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

     The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback was amended to extend the leases an additional 5 years, increase the basic rent by $0.15 million per year, and provides us the option to purchase the leased premises at fair value from June 1, 2008 to May 31, 2009. We pay all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties.

     We have the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. We may be obligated to repurchase the properties upon the event of a breach of certain covenants or occurrence of certain other events.

 STOCK OFFERING

     On June 8, 2001, we sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $50.0 million, which were primarily used to repay money borrowed to finance the acquisitions of Hawe Neos and OBF Technologies, Inc.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The following table represents a list of our contractual obligations and other commercial commitments for the indicated periods (calculated as of September 30, 2002);

                                          PAYMENTS DUE FOR THE TWELVE MONTH PERIODS ENDING SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                         2003     2004     2005     2006     2007     THEREAFTER    TOTAL
                                        ------   ------   ------   ------   -------   ----------   --------
                                                                  (IN THOUSANDS)
Long-term debt........................  $3,193   $2,239   $2,229   $2,242   $14,260    $166,674    $190,837
Senior subordinated notes.............      --       --       --       --        --     150,000     150,000
Standby letters of credit.............   1,853       --       --       --        --          --       1,853
Operating leases......................   4,944    4,235    3,073    2,161     1,735       5,789      21,937
                                        ------   ------   ------   ------   -------    --------    --------
Total contractual cash obligations....  $9,990   $6,474   $5,302   $4,403   $15,995    $322,463    $364,627
                                        ======   ======   ======   ======   =======    ========    ========

CAUTIONARY FACTORS

     This report contains, and other disclosures that we make from time to time may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "continue," "estimate," "expect," "goal," "objective," "outlook," "could," "intend," "may," "might," "plan," "potential," "predict," "should," or "will" or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations; contain projections of our future results of operations or our financial conditions; or state other forward-looking information.

     Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact our business and financial prospects and affect our future results of operations and financial condition:

     Our substantial level of indebtedness could adversely affect our financial condition.

     We presently have, and will continue to have, a substantial amount of indebtedness which required significant interest payments. As of September 30, 2002, we had $340.8 million in total long-term borrowings (including current portion), and $131.1 million in stockholders' equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our New Credit Facility, we may incur additional indebtedness.

     Our substantial level of indebtedness could have important consequences, which include the following:

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

     - we must use a substantial portion of our cash flow from operations to pay interest and principal on our Senior Subordinated Notes and other indebtedness, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

     - we are exposed to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest, including through interest rate swap agreements;

     - we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

     - we are more vulnerable to general economic downturns and adverse developments in our business.

     From time to time we have engaged in interest rate hedges to mitigate the impact of interest rate fluctuations. If we are unable to, or elect not to employ interest rate hedges, it could have a material adverse effect on our profitability.

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

     We are a holding company and are dependent upon dividends, interest income and loans from our subsidiaries to meet our debt service obligations.

     We are a United States holding company and conduct substantially all of our operations through our subsidiaries, some of which are located in other countries. Our ability to meet our debt service obligations will therefore be dependent on receipt of dividends, interest income and loans from our direct and indirect subsidiaries. Our subsidiaries may be limited in the amounts they are permitted to pay as dividends to us on their capital stock as a result of statutory and other contractual restrictions. In particular, there are significant tax and other legal restrictions on the ability of non-U.S. subsidiaries to remit money to us. As a result, some or all of our subsidiaries may not be able to pay dividends to us. If they do not, we may not be able to make debt service payments on our debt instruments.

     Future exchange rate fluctuations or inflation may adversely affect our results of operations.

     We manufacture many of our products, including those in our professional dental business segment, in our facilities in Mexico, Canada, Switzerland and Italy. These products are supported by our sales offices in Europe, Japan, Australia, South America and Mexico. In fiscal 2002, our foreign facilities' selling, general and administrative expenses represented approximately 27.7% of our consolidated selling, general and administrative expenses while our foreign sales represented approximately 41.5% of our total net sales.

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

     Acquisitions have been and continue to be an important part of our growth strategy; failure to consummate strategic acquisitions could limit our growth and failure to successfully integrate acquisitions could adversely impact our results.

     Our business strategy includes continued growth through strategic acquisitions, which depends upon the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve transitional challenges. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results. These challenges include integration of product lines, sales forces and manufacturing facilities and decisions regarding divestitures, cost reductions, and realizing other synergies. Also, these challenges involve risks of employee turnover, disruption in product cycles and the loss of sales momentum. We cannot be certain that we will successfully manage them in the future. Also, our New Credit Facility and the indenture for the Senior Subordinated Notes limit our ability to consummate acquisitions by imposing various conditions which must be satisfied.

     Our profitability may be affected by factors outside our control.

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

     If we are unable to successfully manage growth and retain qualified personnel, we may not be able to compete effectively and our revenues may drop significantly.

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

     Our ability to hire and retain competent employees is also subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. In particular, many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and the employees' council. There is a risk of strikes or other labor disputes at our locations which are unionized or are subject to national contracts which could affect our operations.

     We rely heavily upon key distributors, and we could lose sales if any of them stop doing business with us.

     In fiscal 2002, approximately 22% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either Henry Schein, Inc. or Patterson Dental Co., the only distributors who account for more than 5% of our sales, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

     We are subject to product liability litigation and related risks which could adversely affect our business.

     Because many of our products are designed for use in and around a patient's mouth, and because many of these products contain chemicals, metals, and other materials, we are subject to claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products. We may need to devote substantial amounts of time and attention to defending ourselves and may also be required to pay large amounts in settlement or upon judgment. We may also be required to or may voluntarily recall products, which would require substantial effort and cost. Litigation or a product recall could divert significant amounts of our management's time from other important matters. Our business could also be adversely affected by public perceptions about the safety of our products, whether or not any such concerns are justified.

     Our business is subject to quarterly variations in operating results due to factors outside of our control.

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

     Changes in international trade laws and in the business, political and regulatory environment abroad could materially adversely affect our business.

     Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

     - changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada;

     - changes in local labor laws and regulations affecting our ability to hire and retain local employees;

     - currency exchange restrictions and fluctuations in the value of foreign currency;

     - potentially adverse tax consequences;

     - longer payment cycles;

     - greater difficulties in collecting accounts receivable;

     - political conditions in countries where we have operations;

     - unexpected changes in the regulatory environment; and

     - changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States.

     If any of the events described were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

     As we incur more indebtedness and greater interest expense, we may not be able to maintain our level of investment in research and development.

     The indenture relating to our Senior Subordinated Notes and our New Credit Facility permit us to incur significant amounts of additional debt. If we incur additional debt, our interest expense will rise. We may find we do not have enough available cash to pay for the increased interest expense and other budgeted expenses. We may need to reduce our discretionary expenses, including research and development, which could reduce or delay the introduction of new products. We may not be able to maintain our level of investment in research and development as we incur more indebtedness and greater interest expense.

     We operate in a highly competitive industry and we cannot be certain that we will be able to compete effectively.

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

     Certain of our products and manufacturing facilities are subject to regulation, and our failure to obtain or maintain the required regulatory approvals for these products could hinder or prevent their sale and increase our costs of regulatory compliance.

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

     We may be required to satisfy certain indemnification obligations to Apogent, or may not be able to collect on indemnification rights from Apogent.

     Pursuant to the terms of the agreements executed in connection with our spin-off from Apogent, we and our U.S. subsidiaries, in general, indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations relating to our business. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent's business, including discontinued operations related to the laboratory business, and other operations and assets not transferred to us. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether we will have substantial indemnification obligations to Apogent and its affiliates in the future. We also cannot assure you that, if Apogent has substantial indemnification obligations to us and our affiliates, Apogent will have the ability to satisfy those obligations.

     We could be adversely affected if the spin-off is not tax free; we have agreed to indemnify Apogent if we experience a change in control that causes the spin-off to be taxable.

     In connection with the spin-off, Apogent received rulings from the Internal Revenue Service that, for federal income tax purposes, the transactions undertaken in connection with the spin-off, and the spin-off itself, would be tax free to Apogent and its shareholders. These rulings are subject to the validity of factual representations made to the IRS and assumptions and conditions set out in the ruling request. In order to assure that the representations made in connection with the ruling request are true, we have agreed with Apogent to certain restrictions on future actions for a period of time following the spin-off. In particular, we have agreed to continue the active conduct of our historic business for a minimum of two years, and we have agreed not to issue stock, merge with another corporation, or dispose of our assets in a manner that would cause the spin-off to be treated as part of a plan pursuant to which one or more persons acquire a 50% or greater interest in our stock. We have agreed to indemnify Apogent if the spin-off is treated as having been taxable by reason of any breach of these agreements. Our indemnification of Apogent for these liabilities would have a material adverse effect on our financial condition and results of operations.

     Except as may be required by applicable securities laws or regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

FOREIGN EXCHANGE CURRENCY RISK MANAGEMENT

     We operate internationally; therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, Mexican peso, Canadian dollar, and the Australian dollar.

     We believe it is prudent to minimize the variability caused by foreign currency risk. We attempt to minimize foreign currency risk by using derivative instruments when prudent. We do not use derivative instruments for purposes other than hedging.

     Although we have a U.S. dollar functional currency, a substantial portion of our sales, income, and cash flow are derived from foreign currencies. Our foreign currency exposure exists primarily in the euro, Japanese yen, Canadian dollar, Swiss franc, Mexican peso and Australian dollar versus the U.S. dollar.

     For fiscal year 2003, our projected total foreign currency exposure is estimated to be approximately 52.7 million euros, 897.1 million Japanese yen,
13.5 million Canadian dollars, 15.4 million Australian dollars, and 3.1 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at September 30, 2002.

     In July 2002, we entered into a zero cost collar contract to hedge intercompany transactions with a notional amount of 24.0 million euros for fiscal year 2003. Also, in June 2002, we entered into a zero cost collar contract to hedge a notional amount of 720.0 million Japanese yen for fiscal year 2003.

     At September 30, 2002, approximately $0.1 million of gain (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges have been discontinued.

     Zero cost collar contracts in place as of September 30, 2002 are as follows (in thousands, except rates):

                                                                  LOCAL
                                                     MATURITY    CURRENCY
CURRENCY               TRADE DATE   EFFECTIVE DATE     DATE       AMOUNT    FLOOR RATE   CEILING RATE
--------               ----------   --------------   ---------   --------   ----------   ------------
Euro.................  7/16/2002      10/15/2002     9/15/2003    24,000        0.97          1.03
Yen..................  6/25/2002      10/15/2002     9/15/2003   720,000      122.00        117.99

     In August 2001, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 40.2 million euros for fiscal year 2002. In addition, we entered into a zero cost collar contract to hedge a total notional amount of 660.0 million Japanese yen for fiscal year 2002.

     For fiscal year 2001, approximately $0.03 million of loss, net of income tax, was recorded in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges have been discontinued.

     As of September 30, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transaction is twelve months for the Japanese yen and twelve months for the euro.

     In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement had an effective date of October 16, 2001, and was a contract to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. On June 6, 2002, we terminated this cross currency debt swap transaction to satisfy requirements under our New Credit Facility. As of June 30, 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap to hedge our net investment in SDS Japan. The agreements to hedge our net investment in Hawe Neos have a total aggregate notional amount of $45.0 million and in the agreement relating to SDS Japan has a notional amount of $4.0 million. The mechanics of the new agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us in the U.S. dollar leg of the agreements is the rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by us in the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

     Following are the details of the new cross currency debt swaps (amounts in millions, except rates):

TRADE DATE                EFFECTIVE DATE   MATURITY    US$    INTEREST     FX AMT     INTEREST
----------                --------------   --------   -----   --------   ----------   --------
06/25/02................     06/27/02      06/15/07   $15.0    8 1/8%     CHF 22.50    6.450%
06/26/02................     06/28/02      06/15/07   $15.0    8 1/8%     CHF 22.50    6.390%
06/27/02................     07/01/02      06/15/07   $ 7.5    8 1/8%     CHF 11.25    6.390%
06/27/02................     07/01/02      06/15/07   $ 7.5    8 1/8%     CHF 11.25    6.390%
06/25/02................     06/27/02      06/15/07   $ 4.0    8 1/8%    JPY 486.00    3.650%

     At September 30, 2002, the fair value of the cross currency debt swap transaction gain included in translation adjustments was approximately $0.3 million (net of income tax).

     As a result of terminating the cross currency debt swap transaction to hedge our net investment in Hawe Neos we recognized a loss to the translation adjustment, a component of accumulated other comprehensive income (loss) in the amount of approximately $0.9 million (net of income tax). This amount will remain in translation adjustment, a component of accumulated other comprehensive income (loss) until sale or upon complete or substantially complete liquidation of our net investment in Hawe Neos.

INTEREST RATE EXPOSURE -- INTEREST RATE RISK MANAGEMENT

     We use our New Credit Facility and Senior Subordinated Notes to finance our operations. The New Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Under our prior credit facility, we were required to have interest rate protection for a specified portion of the outstanding balances for a specified period of time. Although we paid off and terminated that prior credit facility, we retained certain of the interest rate swap agreements we had entered into to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of our variable-rate cash flow exposure to fixed-rate cash flows.

     We continue to assess our exposure to interest rate risk on an ongoing basis.

     The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

LIABILITIES                      2003     2004     2005     2006     2007     THEREAFTER   FAIR VALUE
-----------                     ------   ------   ------   ------   -------   ----------   ----------
                                                           (IN THOUSANDS)
Long-term Debt:
  Fixed Rate Debt.............      --       --       --       --        --    $150,000     $147,000
  Average Interest Rate.......   8.125%   8.125%   8.125%   8.125%    8.125%      8.125%
  Variable Rate Debt..........  $3,193   $2,239   $2,229   $2,242   $14,260    $166,674     $190,837
  Average Interest Rate.......   4.480%   5.720%   6.440%   7.020%    7.545%      8.010%

     For the year ended September 30, 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $4.5 million. At September 30, 2002, approximately $2.5 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of September 30, 2002 (dollars in thousands):

                                                                                   TWELVE MONTHS
                        NOTIONAL                                                  ENDED SEPTEMBER     FAIR VALUE
LOAN                     AMOUNT     TERM       TRADE     EFFECTIVE   MATURITY         30, 2002        (PRE-TAX)
----                    --------   -------   ---------   ---------   ---------   ------------------   ----------
Kerr B (terminated)...  $    --         --          --          --          --        $  872.5         $    0.0
Ormco B
  (terminated)........       --         --          --          --          --           872.5              0.0
SDM B.................   10,000    4 years   1/24/2001   2/16/2001   2/16/2005           233.3            861.0
SDM (matured).........       --         --          --          --          --           470.8              0.0
Kerr B................   26,853    4 years    1/2/2001   3/30/2001   3/31/2005           726.6          1,636.8
Ormco B...............   26,853    4 years    1/2/2001   3/30/2001   3/31/2005           707.1          1,598.2
SDM B(matured)........       --         --          --          --          --           659.1              0.0
                        -------                                                       --------         --------
Totals................  $63,706                                                       $4,541.9         $4,096.0
                        =======                                                       ========         ========

     For fiscal year 2001, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the principal amount of the debt obligation was $0.6 million. Below is a table listing the interest expense exposure detail (in thousands):

                                                                                      TWELVE MONTHS
                       NOTIONAL                                                      ENDED SEPTEMBER     FAIR VALUE
LOAN                    AMOUNT       TERM        TRADE      EFFECTIVE   MATURITY         30, 2001        (PRE-TAX)
----                   --------   ----------   ----------   ---------   ---------   ------------------   ----------
Kerr B...............  $ 35,000      4 years   12/22/2000   1/16/2001   1/18/2005         $223.3          $2,147.5
Ormco B..............    35,000      4 years   12/22/2000   1/16/2001   1/18/2005          223.3           2,147.5
Revolver.............    10,000      4 years    1/24/2001   2/16/2001   2/16/2005           46.4             571.6
Revolver.............    25,000    1.5 years    2/23/2001   3/15/2001   9/15/2002           28.2             555.0
Kerr A...............    32,586      4 years     1/2/2001   3/30/2001   3/31/2005            7.3           1,463.0
Ormco A..............    35,586      4 years     1/2/2001   3/30/2001   3/31/2005            7.1           1,397.8
Ormco B..............    35,000   1.25 years    2/23/2001   6/15/2001   9/15/2002           39.4             777.7
                       --------                                                           ------          --------
Totals...............  $205,172                                                           $575.0          $9,060.1
                       ========                                                           ======          ========

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

     On June 6, 2002 we entered into a new $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. This New Credit Facility provides for a five-year $120.0 million Revolver, a seven-year $200.0 million Term Loan B and a five-year $30.0 million Euro Tranche revolving credit facility. In addition to the New Credit Facility, we completed the sale of $150.0 million of Senior Subordinated Notes at 8 1/8% interest, due 2012, in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

     Approximately $70.0 million of our then-existing interest rate swaps could not be re-assigned to our New Credit Facility entered into on June 6, 2002 and thus were terminated. Accordingly, we recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represents the fair value of the swaps at the termination date. Additionally, we had to de-designate the remaining interest rate swaps as a result of the specificity of our hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately $2.0 million, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from accumulated other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the New Credit Facility. The change in the fair value of these re-assigned swaps from the refinancing date to September 30, 2002 has been recorded in accumulated other comprehensive income (loss).

     The re-assigned interest rate swap agreements are expected to be highly effective as we expect the hedging relationship to meet the relevant hedge accounting criteria of SFAS No. 133. The re-assigned interest rate swap agreements showed no recognizable ineffectiveness during the year ended September 30, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        SYBRON DENTAL SPECIALTIES, INC.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   48
Consolidated Balance Sheets as of September 30, 2002 and
  2001......................................................   49
Consolidated Statements of Income for the years ended
  September 30, 2002, 2001 and 2000.........................   50
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended September 30,
  2002, 2001 and 2000.......................................   51
Consolidated Statements of Cash Flows for the years ended
  September 30, 2002, 2001 and 2000.........................   52
Notes to Consolidated Financial Statements..................   54

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sybron Dental Specialties, Inc.:

     We have audited the accompanying consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP
                                          --------------------------------------
                                                         KPMG LLP

Orange County, California
November 15, 2002

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND 2001

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 12,652   $  8,319
  Accounts receivable (less allowance for doubtful
     receivables of $1,400 and $1,657 in 2002 and 2001,
     respectively)..........................................    80,479     92,172
  Inventories...............................................    89,685     77,227
  Deferred income taxes.....................................     8,537      4,801
  Prepaid expenses and other current assets.................    14,163     12,998
                                                              --------   --------
     Total current assets...................................   205,516    195,517
                                                              --------   --------
Property, plant and equipment, net..........................    75,502     68,919
Intangible assets, net......................................   259,116    252,581
Deferred income taxes.......................................     6,890      9,619
Other assets................................................    22,433     13,111
                                                              --------   --------
     Total assets...........................................  $569,457   $539,747
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 14,927   $ 17,336
  Current portion of long-term debt.........................     3,193     25,969
  Income taxes payable......................................     3,389      7,344
  Accrued payroll and employee benefits.....................    24,367     21,315
  Restructuring reserve.....................................     4,130      2,775
  Deferred income taxes.....................................     1,110      5,200
  Accrued rebates...........................................     5,626      5,421
  Accrued interest..........................................     4,605      1,986
  Other current liabilities.................................     9,018      7,168
                                                              --------   --------
     Total current liabilities..............................    70,365     94,514
                                                              --------   --------
Long-term debt..............................................   187,644    321,536
Senior subordinated notes...................................   150,000         --
Deferred income taxes.......................................    18,334     13,365
Other liabilities...........................................    11,971     16,806
Commitments and contingent liabilities: (notes 8, 11, 15 and
  16)
Stockholders' equity:
Preferred stock, $.01 par value; authorized 20,000,000
  shares, none outstanding..................................        --         --
Common stock, $.01 par value; authorized 250,000,000 shares,
  37,989,202 and 37,891,458 issued and outstanding at
  September 30, 2002 and 2001, respectively.................       380        379
Additional paid-in capital..................................    70,329     70,059
Retained earnings...........................................    68,592     36,993
Accumulated other comprehensive loss........................    (8,158)   (13,905)
                                                              --------   --------
Total stockholders' equity..................................   131,143     93,526
                                                              --------   --------
     Total liabilities and stockholders' equity.............  $569,457   $539,747
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $456,666   $439,547   $423,140
Cost of sales:
  Cost of product sold......................................   200,737    188,870    174,410
  Restructuring charges.....................................       106      1,291      8,646
                                                              --------   --------   --------
     Total cost of sales....................................   200,843    190,161    183,056
                                                              --------   --------   --------
Gross profit................................................   255,823    249,386    240,084
                                                              --------   --------   --------
Selling, general and administrative expenses................   150,326    140,006    132,223
Apogent charges.............................................        --        730      2,979
Restructuring charges.......................................     3,141         --        680
Depreciation and amortization of goodwill and other
  intangible assets.........................................    10,150      9,099      8,383
                                                              --------   --------   --------
     Total selling, general and administrative expenses.....   163,617    149,835    144,265
                                                              --------   --------   --------
Operating income............................................    92,206     99,551     95,819
                                                              --------   --------   --------
Other income (expense):
  Interest expense..........................................   (25,815)   (33,458)   (25,899)
  Interest income -- Apogent................................        --         --        852
  Amortization of deferred financing fees...................    (1,070)      (714)      (282)
  Loss on derivative instruments............................    (6,997)        --         --
  Restructuring charges.....................................        --     (1,088)        --
  Other, net................................................       (30)      (652)       218
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........    58,294     63,639     70,708
Income taxes................................................    23,034     25,510     28,652
                                                              --------   --------   --------
Income before extraordinary item............................    35,260     38,129     42,056
Extraordinary item, net of tax (note 21)....................    (3,661)      (498)        --
                                                              --------   --------   --------
     Net income.............................................  $ 31,599   $ 37,631   $ 42,056
                                                              ========   ========   ========
Basic earnings per share (note 14):
  Basic earnings per share before extraordinary item........  $   0.93   $   1.06   $   1.20
  Extraordinary item (note 21)..............................     (0.10)     (0.01)        --
                                                              --------   --------   --------
  Basic earnings per share..................................  $   0.83   $   1.05   $   1.20
                                                              ========   ========   ========
Diluted earnings per share (note 14):
  Diluted earnings per share before extraordinary item......  $   0.90   $   1.02
  Extraordinary item (note 21)..............................     (0.09)     (0.01)
                                                              --------   --------
  Diluted earnings per share................................  $   0.81   $   1.01
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                     ACCUMULATED
                                        COMMON STOCK                                    OTHER
                                   ----------------------   ADDITIONAL              COMPREHENSIVE       TOTAL           TOTAL
                                   NUMBER OF                 PAID-IN     RETAINED      INCOME       STOCKHOLDERS'   COMPREHENSIVE
                                     SHARES     PAR VALUE    CAPITAL     EARNINGS      (LOSS)          EQUITY          INCOME
                                   ----------   ---------   ----------   --------   -------------   -------------   -------------
                                                              (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
Balance at September 30, 1999....          --     $ --       $144,832    $ 10,271     $ (4,569)       $150,534
Comprehensive income (loss):
  Net income.....................          --       --             --      42,056           --          42,056         $42,056
  Translation adjustment.........          --       --             --          --       (7,109)         (7,109)         (7,109)
                                   ----------     ----       --------    --------     --------        --------         -------
    Total comprehensive income...          --       --             --      42,056       (7,109)                        $34,947
                                                                                                                       =======
Capital contribution from Apogent
  (note 18)......................          --       --         21,399          --           --          21,399
Dividends paid to Apogent (note
  18)............................          --       --         (6,185)    (52,327)          --         (58,512)
                                   ----------     ----       --------    --------     --------        --------
Balance at September 30, 2000....          --       --        160,046          --      (11,678)        148,368
Comprehensive income (loss):
  Net income.....................          --       --            638      36,993           --          37,631         $37,631
  Translation adjustment.........          --       --             --          --        3,238           3,238           3,238
  Unrealized loss on derivative
    instruments..................          --       --             --          --       (5,465)         (5,465)         (5,465)
                                   ----------     ----       --------    --------     --------        --------         -------
    Total comprehensive income...          --       --            638      36,993       (2,227)                        $35,404
                                                                                                                       =======
Capital contribution from Apogent
  (note 18)......................          --       --          4,612          --           --           4,612
Issuance of common stock in
  connection with the Apogent
  spin-off.......................  35,108,649      351           (351)         --           --              --
Dividends paid to Apogent (note
  18)............................          --       --        (67,927)         --           --         (67,927)
Non-cash dividends to Apogent
  (note 18)......................          --       --        (78,167)         --           --         (78,167)
Issuance of common stock from
  options exercised..............     132,809        1          1,282          --           --           1,283
Proceeds from stock offering, net
  of offering costs..............   2,650,000       27         49,926          --           --          49,953
                                   ----------     ----       --------    --------     --------        --------
Balance at September 30, 2001....  37,891,458      379         70,059      36,993      (13,905)         93,526
Comprehensive income (loss):
  Net income.....................          --       --             --      31,599           --          31,599         $31,599
  Translation adjustment.........          --       --             --          --        7,142           7,142           7,142
  Minimum pension liability
    adjustment...................          --       --             --          --       (4,766)         (4,766)         (4,766)
  Unrealized loss on derivative
    instruments..................          --       --             --          --        3,371           3,371           3,371
                                   ----------     ----       --------    --------     --------        --------         -------
    Total comprehensive income...          --       --             --      31,599        5,747                         $37,346
                                                                                                                       =======
Issuance of common stock from
  options exercised, including
  tax benefit....................      97,671        1          1,485          --           --           1,486
Other............................          73       --         (1,215)         --           --          (1,215)
                                   ----------     ----       --------    --------     --------        --------
Balance at September 30, 2002....  37,989,202     $380       $ 70,329    $ 68,592     $ (8,158)       $131,143
                                   ==========     ====       ========    ========     ========        ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 31,599   $ 37,631   $ 42,056
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................    10,712      9,772     10,033
     Amortization of goodwill and other intangible assets...    10,258      9,207      8,491
     Amortization of deferred financing fees................     1,070        714        282
     Non-cash charges related to termination of previous
       credit facility......................................     7,694        837         --
     Loss (gain) on sales of property, plant and
       equipment............................................      (243)       233       (195)
     Provision for losses on doubtful receivables...........       600      1,260        936
     Inventory provisions...................................     2,573      1,443     10,234
     Deferred income taxes..................................     2,919        207        276
     Tax benefit from issuance of stock under employee stock
       plan.................................................       283         --         --
  Changes in assets and liabilities, net of effects of
     businesses acquired:
     (Increase)/decrease in accounts receivable.............    12,521     (1,096)    (1,036)
     (Increase)/decrease in inventories.....................   (13,964)    (1,461)     3,279
     Increase in prepaid expenses and other current
       assets...............................................    (1,068)    (6,499)      (145)
     Increase/(decrease) in accounts payable................    (2,801)     4,926     (1,769)
     Increase/(decrease) in income taxes payable............    (3,955)       588        702
     Increase/(decrease) in accrued payroll and employee
       benefits.............................................    (5,606)     6,105      1,960
     Increase in restructuring reserve......................     1,355        372      1,069
     Increase/(decrease) in accrued interest................     2,619      1,952        (28)
     Increase in other current liabilities..................     1,598      1,528      6,257
     Net change in other assets and liabilities.............    (3,487)    (1,009)   (14,945)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    54,677     66,710     67,457
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (15,694)   (14,416)   (11,968)
  Proceeds from sales of property, plant and equipment......     1,227        124        609
  Net payments for business acquired........................    (8,315)   (51,498)   (21,398)
  Payments for intangibles..................................    (5,838)    (2,877)    (7,225)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (28,620)   (68,667)   (39,982)

          See accompanying notes to consolidated financial statements.

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility.............................  $453,500   $562,160   $221,760
  Principal payments on credit facility.....................  (611,823)  (539,021)  (182,880)
  Proceeds from long-term debt..............................     1,855        937         --
  Principal payments on long-term debt......................      (677)    (1,593)      (300)
  Payment of deferred financing fees........................   (11,993)    (5,494)        --
  Proceeds from sale of senior subordinated notes...........   150,000         --         --
  Payments of prepayment penalty and terminated interest
     rate swap related to refinancing.......................    (5,305)        --         --
  Payment of Apogent dividends..............................        --    (67,927)   (58,512)
  Proceeds from stock offering, net of offering costs.......        --     49,953         --
  Capital contributions from Apogent........................        --      4,612     21,399
  Cash received from exercise of stock options..............     1,203      1,283         --
  Payment of terminated cross currency debt swap............    (1,497)        --         --
  Net change in advances and loans to Apogent...............        --       (404)   (20,985)
  Other.....................................................        --         --     (3,464)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................   (24,737)     4,506    (22,982)
Effect of exchange rate changes on cash and cash
  equivalents...............................................     3,013        (13)    (4,800)
Net increase (decrease) in cash and cash equivalents........     4,333      2,536       (307)
Cash and cash equivalents at beginning of period............     8,319      5,783      6,090
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 12,652   $  8,319   $  5,783
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................  $ 24,274   $ 24,779   $ 25,504
                                                              ========   ========   ========
  Interest received from Apogent............................  $     --   $     --   $    852
                                                              ========   ========   ========
  Cash paid during the year for income taxes................  $ 25,905   $ 20,132   $ 27,674
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Non-cash dividend to Apogent..............................  $     --   $ 78,167   $     --
                                                              ========   ========   ========
  Non-cash charge for the de-designation of interest rate
     swaps..................................................  $  3,223   $     --   $     --
                                                              ========   ========   ========
  Non-cash charge for the write-off of deferred financing
     fees...................................................  $  4,471   $    837   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

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

     SDS has presented in these consolidated financial statements its assets and liabilities at the same amounts previously presented in the consolidated financial statements of Apogent prior to the spin-off, except as noted in Note 1(c) below.

     The subsidiaries of SDS are leading manufacturers of value-added products for the professional dental, orthodontics, and infection prevention markets in the United States and abroad (see Note 19).

  (A) PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR END

     The consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries. The term "Apogent" as used herein refers to Apogent and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal years ended September 30, 2002, 2001 and 2000 are hereinafter referred to as "2002", "2001" and "2000", respectively.

  (B) CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

  (C) INVENTORIES

     During the quarter ended June 30, 2002, the Company changed its method of accounting for its domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change to FIFO is preferable in the circumstance because in the current environment of low inflation it will result in a better measurement of operating results. In addition, the Company believes that the change in the method of accounting for domestic inventory costs is preferable because it provides a better measure of the current value of its inventory, provides a more accurate reflection of the Company's financial position and liquidity, and provides a better matching of manufacturing costs with revenues. It will also allow for the valuing of inventory consistently throughout the Company. The Company's historical financial statements have been adjusted for all relevant prior periods in accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" to reflect this change in the method of inventory accounting.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

     The manufacturing previously conducted at the Company's former San Diego, California facility is now being performed at the Ormco Glendora, California facility as a part of the Company's 2001 restructuring plan for the orthodontic segment. The San Diego facility is scheduled to be sold in January 2003.

  (E) INTANGIBLE ASSETS

     Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess costs over net asset values of acquired businesses (goodwill) are amortized over 5 to 40 years, proprietary technology, trademarks, and other intangibles are amortized over 7 to 40, 9 years, and 3 to 17 years, respectively. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired businesses. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No adjustments to goodwill were made in 2002, 2001 and 2000.

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

  (G) SHIPPING AND HANDLING COSTS

     The shipping and handling costs included in selling, general and administrative expense for the years ended September 30, 2002, 2001 and 2000 were approximately $10,804, $9,775 and $9,679, respectively.

  (H) INCOME TAXES

     Income taxes are accounted for under the asset and liability method wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  (I) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to selling, general and administrative expenses in the period they are incurred. Research and development costs for 2002, 2001 and 2000 were approximately $10,399, $8,977 and $8,753, respectively.

  (J) FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in accumulated comprehensive income (loss), a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction losses for 2002, 2001 and 2000 were approximately $123, $1,974 and $4,134, respectively.

  (K) PENSIONS

     The Company and its subsidiaries participate in various pension plans covering substantially all employees. U.S. and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company's policy is generally to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

  (L) DEFERRED FINANCING FEES

     Deferred financing fees are capitalized in other assets in the accompanying consolidated balance sheets and amortized as a separate component of other income (expense) over the life of the related debt agreements.

  (M) ADVERTISING COSTS

     Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $5,062, $4,574 and $4,117 in 2002, 2001 and 2000, respectively.

  (N) USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (O) DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage its foreign currency, interest rate exposures, and certain net investments. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract. The fair value of interest rate swaps that are terminated or required to be de-designated due to an event that negates the probability of the hedged forecasted transaction from taking place (as may be required by a refinancing), is removed from the unrealized loss or gain on derivative instruments recorded in accumulated other comprehensive income and the fair value is reclassified into earnings immediately. For cross currency debt swaps, the fair value remains in currency translation adjustment, a component of accumulated other comprehensive income, until sale or upon complete or substantially complete liquidation of our net investment.

  (P) ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

  (Q) COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) consist of translation adjustments, minimum pension liability adjustments, and unrealized gains (losses) on derivative instruments and are included on the accompanying consolidated statements of stockholders' equity and comprehensive income.

  (R) STOCK-BASED COMPENSATION

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to follow the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. As required by SFAS No. 123, the Company discloses in Note 13 "Stock-Based Compensation" the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

  (S) EARNINGS PER SHARE

     Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings per share are calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

     Basic earnings per share data for the year ended September 30, 2000 is based on the 35,108,649 shares outstanding as of the date of the spin-off on December 11, 2000. Diluted earnings per share for the year ended September 30, 2000 has been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

  (T) RECLASSIFICATION

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) BUSINESS AND CREDIT CONCENTRATIONS

     Certain of the Company's Professional Dental and Infection Prevention products are sold through major distributors, none of which has exceeded 10% of the Company's consolidated net sales in 2002, 2001 or 2000. Accounts receivable from each of these distributors was less than 10% of the outstanding consolidated accounts receivable balances at September 30, 2002 and 2001.

(3) INVENTORIES

     Inventories at September 30, 2002 and 2001 consist of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Raw materials and supplies..................................  $23,169   $27,753
Work in process.............................................   23,888    14,432
Finished goods..............................................   47,102    36,586
Inventory reserves..........................................   (4,474)   (1,544)
                                                              -------   -------
                                                              $89,685   $77,227
                                                              =======   =======

(4) INCOME TAXES

     Total income tax expense (benefit) for the years ended September 30, 2002, 2001 and 2000 is allocated as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Income from operations..................................  $23,034   $25,510   $28,652
Extraordinary items.....................................   (2,340)     (339)       --
                                                          -------   -------   -------
                                                          $20,694   $25,171   $28,652
                                                          =======   =======   =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Income tax expense (benefit) attributable to income from operations consists of:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended September 30, 2002:
  U.S., state and local.................................  $12,630   $  (684)   $11,946
  Foreign...............................................   11,143       (55)    11,088
                                                          -------   -------    -------
                                                          $23,773   $  (739)   $23,034
                                                          =======   =======    =======
Year ended September 30, 2001:
  U.S., state and local.................................  $14,977   $ 1,005    $15,982
  Foreign...............................................    9,359       169      9,528
                                                          -------   -------    -------
                                                          $24,336   $ 1,174    $25,510
                                                          =======   =======    =======
Year ended September 30, 2000:
  U.S., state and local.................................  $21,175   $(2,323)   $18,852
  Foreign...............................................    9,856       (56)     9,800
                                                          -------   -------    -------
                                                          $31,031   $(2,379)   $28,652
                                                          =======   =======    =======

     The domestic and foreign components of income from continuing operations before income taxes and extraordinary items are as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
United States...........................................  $24,765   $37,729   $49,613
Foreign.................................................   33,529    25,910    21,095
                                                          -------   -------   -------
Income before income taxes and extraordinary item.......  $58,294   $63,639   $70,708
                                                          =======   =======   =======

     Income tax expense attributable to income from operations was $23,034, $25,510 and $28,652 in 2002, 2001 and 2000 respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income taxes and extraordinary item in 2002, 2001 and 2000 as a result of the following:

                                                           2002      2001      2000
                                                          -------   -------   -------
Computed "expected" tax expense.........................  $20,403   $22,274   $24,748
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for
  deferred tax assets allocated to income tax expense...     (323)     (418)       --
Amortization of goodwill................................    1,624     1,624     1,543
State and local income taxes, net of Federal income tax
  benefit...............................................      815     1,624     2,014
Foreign income taxed at rates (lower)/higher than
  U.S. Federal income...................................     (324)      877     2,473
Foreign tax credits utilized in excess of U.S. tax on
  foreign earnings......................................      468      (723)     (984)
Net foreign sales corporation benefit...................   (1,900)   (1,493)   (1,257)
Other, net..............................................    2,271     1,745       115
                                                          -------   -------   -------
                                                          $23,034   $25,510   $28,652
                                                          =======   =======   =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The significant components of deferred income tax expense (benefit) attributable to income from operations for 2002, 2001 and 2000 are as follows:

                                                             2002     2001     2000
                                                             -----   ------   -------
Deferred tax (benefit)/expense (exclusive of the effects of
  other components listed below)...........................  $(416)  $1,592   $(2,379)
Increase/(decrease) in the valuation allowance for deferred
  tax assets...............................................   (323)    (418)       --
                                                             -----   ------   -------
                                                             $(739)  $1,174   $(2,379)
                                                             =====   ======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below.

                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
Inventories.................................................  $  2,036   $  1,078
Compensation................................................     1,870      1,969
Sale/Leaseback..............................................     2,997      3,021
Employee benefits...........................................     1,386      1,786
Net operating loss carryforwards............................       652        975
Foreign tax credit carryforwards............................     2,012      1,827
Warranty and other accruals.................................     5,126      4,739
                                                              --------   --------
     Total gross deferred tax assets........................    16,079     15,395
  Less valuation allowance..................................      (652)      (975)
                                                              --------   --------
  Net deferred tax assets...................................    15,427     14,420
                                                              --------   --------
Deferred tax liabilities:
Depreciation................................................    (1,830)    (2,441)
Purchase accounting.........................................   (10,863)    (9,764)
Other.......................................................    (6,751)    (6,360)
                                                              --------   --------
     Total gross deferred tax liabilities...................   (19,444)   (18,565)
                                                              --------   --------
     Net deferred tax liabilities...........................  $ (4,017)  $ (4,145)
                                                              ========   ========

     The change in the net deferred tax liabilities contains $123 and $3,534 of deferred tax liabilities and $3,047 of deferred tax assets related to acquisitions, the fair values of the Company's derivative financial instruments, and pensions, respectively. The net change in the total valuation allowance for the years ended September 30, 2002 and 2001 was a decrease of $323 and $418, respectively. The valuation allowance for deferred tax assets as of October 1, 2000 was $1,393. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     At September 30, 2002, the Company has an aggregate of $1,863 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2004 and 2009.

     Accumulated earnings of foreign subsidiaries at September 30, 2002, 2001 and 2000 of approximately $51,000, $48,000, and $38,000 respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

(5) PROPERTY, PLANT AND EQUIPMENT

     Major classifications of property, plant and equipment at September 30, 2002 and 2001 are as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land and land improvements..................................  $  6,408   $  6,310
Buildings and building improvements.........................    28,726     25,401
Machinery and equipment.....................................   108,244    102,773
Construction in progress....................................    18,030     13,325
                                                              --------   --------
                                                               161,408    147,809
Less: Accumulated depreciation and amortization.............   (85,906)   (78,890)
                                                              --------   --------
                                                              $ 75,502   $ 68,919
                                                              ========   ========

(6) INTANGIBLE ASSETS

     Intangible assets at September 30, 2002 and 2001 are as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Excess costs over net asset values of businesses acquired
  (goodwill)................................................  $303,551   $289,743
Proprietary technology......................................    14,400     12,941
Trademarks..................................................    15,477     15,477
Other.......................................................    17,610     16,084
                                                              --------   --------
                                                               351,038    334,245
Less: Accumulated amortization..............................   (91,922)   (81,664)
                                                              --------   --------
                                                              $259,116   $252,581
                                                              ========   ========

(7) LONG-TERM DEBT

     Credit Facilities and Senior Subordinated Notes: On June 6, 2002, the Company terminated its existing $450,000 credit facility and entered into a new $350,000 syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The new credit facility (the "New Credit Facility"), provides for a five-year $120,000 revolving credit facility (the "Revolver"), a seven-year $200,000 term loan (the "Term Loan B") and a five-year $30,000 revolving credit facility (the "Euro Tranche"). Sybron Dental Management, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the "Domestic Borrowers") are joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos Holding S.A. ("Hawe Neos") is the borrower under the Euro Tranche. In addition to the New Credit Facility, the Company completed the sale of $150,000 of 8 1/8% senior subordinated notes due 2012 (the "Senior Subordinated Notes") in a private offering. The Company used the proceeds of the Term Loan B, together with the net proceeds from the

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES issuance of the Senior Subordinated Notes, to repay all of the $332,853 of borrowings outstanding as of June 6, 2002 under its previous credit facility.

     The New Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the Domestic Borrowers and each of the Company's present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the New Credit Facility is secured by a pledge of 65% of the capital stock of each of the Company's first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of the Company's Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of the Company's other indirect foreign subsidiaries.

     The New Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs. Under the New Credit Facility, subject to certain exceptions, the Company is required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of its excess annual cash flow and, subject to permitted reinvestments, all amounts received in connection with any sale of its assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the facility.

     The Term Loan B amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term Loan B bears interest, at the Company's option, at either
(a) the LIBOR rate, plus between 225 and 275 basis points, or (b) between 125 and 175 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to the rating of the New Credit Facility by Standard and Poor's and Moody's. The per annum initial interest rate for the first six months was LIBOR, plus 250 basis points. As of September 30, 2002 the amount outstanding on the Term Loan B was $164,588. The average interest rate at September 30, 2002 on the Term Loan B was 5.16% after giving effect to the interest rate swap agreements the Company had in effect as of that date.

     The Revolver bears interest, at the Company's option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or
(b) between 75 and 150 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate on the Revolver for the first six months was LIBOR plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2002 the amount outstanding on the Revolver was $12,000. The average interest rate at September 30, 2002 on the Revolver was 4.78%. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2002, a total of $1,853 in letters of credit were issued. As of September 30, 2002 the amount available under the Revolver was $106,147.

     The Euro Tranche bears interest, at the Company's option, at Euro-LIBOR or at base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2002, there was no outstanding balance under the Euro Tranche and the amount available was $30,000.

     The New Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, and (vii) loans and investments, as well as prohibitions on the payment of cash

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES dividends to or the repurchase or redemption of stock from stockholders. The New Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

     The Company's ability to meet its debt service requirements and to comply with such covenants is dependent upon its future performance, which is subject to financial, economic, competitive and other factors affecting the Company, many of which are beyond its control. The Company was in compliance with all such covenants at September 30, 2002.

     Prior to June 6, 2002, the Company had a credit facility that it entered into in connection with the spin-off on December 11, 2000, which allowed for borrowings up to $450,000 from ABN AMRO Bank N.V. and certain other lenders. This credit facility was composed of a $150,000 five year tranche A term loan, a $150,000 seven year tranche B term loan, under which Kerr and Ormco were borrowers, and a five year revolving credit facility up to $150,000, under which Sybron Dental Management, Inc., was the borrower.

     The tranche A term loan bore interest primarily at the adjusted interbank offered rate for Eurodollar deposits plus 275 basis points. The tranche B term loan bore interest primarily at the adjusted interbank offered rate for Eurodollar deposits plus 375 basis points. Borrowings under the previous revolving credit facility generally bore interest on the same terms as those under the tranche A term loan, plus the Company paid a commitment fee on the average unused portion of the revolving credit facility of 0.5%.

     Long-term borrowings at September 30, 2002 and 2001 consists of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Term Loan Facility..........................................  $164,587   $283,411
Revolving Credit Facility...................................    12,000     51,500
Senior Subordinated Notes...................................   150,000          0
Sale/Leaseback Obligation...................................     7,886      7,951
Capital Leases and Other (see note 8).......................     6,364      4,643
                                                              --------   --------
                                                               340,837    347,505
Less: Current Portion of Long-Term Debt.....................    (3,193)   (25,969)
                                                              --------   --------
                                                              $337,644   $321,536
                                                              ========   ========

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

     The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999 annual payments increased to $1,463. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $150 per year, and provide the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

     The Company pays all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties. In addition, each of the leases is unconditionally guaranteed by the Company.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The Company has the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. The Company may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

     Maturities of Long-Term Borrowings: In connection with the spin-off on December 11, 2000, the Company settled all intercompany loans and advances with Apogent by way of a non-cash dividend of $78,167, and paid a cash dividend of $67,927 to Apogent. Additionally, the Company borrowed $375,000 under the previous credit facility, which was subsequently paid-off through the refinancing on June 6, 2002.

     Maturities of long-term borrowings reflect the New Credit Facility, Senior Subordinated Notes, Sale/ Leaseback, and other long-term debt as of September 30, 2002 as follows:

FISCAL
------
2003........................................................   $  3,193
2004........................................................      2,239
2005........................................................      2,229
2006........................................................      2,242
2007........................................................     14,260
Thereafter..................................................    316,674
                                                               --------
                                                               $340,837
                                                               ========

(8) LEASE COMMITMENTS

     As of September 30, 2002, minimum rentals, excluding rent payments under the Sale/Leaseback described in Note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

FISCAL                                                        CAPITAL   OPERATING
------                                                        -------   ---------
2003........................................................    $41      $ 4,944
2004........................................................     --        4,235
2005........................................................     --        3,073
2006........................................................     --        2,161
2007........................................................     --        1,735
Thereafter..................................................     --        5,789
                                                                ---      -------
                                                                $41      $21,937
                                                                         =======
Less amounts representing interest..........................      1
                                                                ---
Present value of net minimum lease payments.................     40
Less current portion........................................     40
                                                                ---
Long-term obligations under capital leases..................    $--
                                                                ===

     Amortization of assets held under capital leases is included with depreciation expense.

     Rental expense under operating leases was $5,754, $6,056 and $4,904 in 2002, 2001 and 2000, respectively.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

  LONG-TERM BORROWINGS

     Credit Facilities: The fair value of the New Credit Facility as of September 30, 2002 approximates the carrying amount, as the interest rates are variable and approximate rates that the Company could obtain under similar terms at the balance sheet date. The fair value of the Company's Senior Subordinated Notes is based on quoted market prices.

     Derivatives: The Company had interest rate swaps, cross currency debt swaps and foreign exchange zero cost collars in place at September 30, 2002 (see
Note 10). The fair values of these instruments were provided by third party broker/bankers.

                                              SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                             ---------------------   ---------------------
                                             REPORTED   ESTIMATED    REPORTED   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Long-term borrowings (including current
  portion).................................  $340,837    $337,837    $347,505    $347,505
Derivatives instruments....................     3,423       3,423       8,146       8,146
                                             --------    --------    --------    --------
     Total fair value......................  $344,260    $341,260    $355,651    $355,651
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

(10) DERIVATIVES

  FOREIGN EXCHANGE CURRENCY RISK MANAGEMENT

     SDS operates internationally; therefore, its earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, Mexican peso, Canadian dollar, and the Australian dollar.

     The Company believes it is prudent to minimize the variability caused by foreign currency risk. Management attempts to minimize foreign currency risk by using derivative instruments when prudent. The Company does not use derivative instruments for purposes other than hedging.

     Although the Company has a U.S. dollar functional currency, a substantial portion of its sales, income, and cash flow are derived from foreign currencies. The Company's foreign currency exposure exists primarily in the euro, Japanese yen, Canadian dollar, Swiss franc, Mexican peso and Australian dollar versus the U.S. dollar.

     For fiscal year 2003, the Company's projected total foreign currency exposure is expected to be approximately 52,684 euros, 897,090 Japanese yen, 13,483 Canadian dollars, 15,354 Australian dollars, and 3,118 Swiss francs. The Company has put in place a strategy to manage its euro and Japanese yen cash flow

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc of September 30, 2002.

     In July 2002, the Company entered into a zero cost collar contract to hedge intercompany transactions with a total notional amount of 24,000 euros for fiscal year 2003. In addition, in June 2002, the Company entered into a zero cost collar contract to hedge a total notional amount of 720,000 Japanese yen for fiscal year 2003.

     For fiscal year 2002, approximately $125 of gain, net of income tax, representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges have been discontinued.

     Zero cost collar contracts in place as of September 30, 2002 are as follows (in thousands, except rates):

                                                          LOCAL
                         TRADE    EFFECTIVE   MATURITY   CURRENCY
CURRENCY                 DATE       DATE        DATE      AMOUNT    FLOOR RATE   CEILING RATE
--------                -------   ---------   --------   --------   ----------   ------------
Euro..................  7/16/02   10/15/02    9/16/03     24,000        0.97          1.03
Yen...................  6/25/02   10/15/02    9/15/03    720,000      122.00        117.99

     In August 2001, the Company entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 40,200 euros for fiscal year 2002. In addition, the Company entered into a zero cost collar contract to hedge a total notional amount of 660,000 Japanese yen for fiscal year 2002.

     For fiscal year 2001, approximately $29 of loss, net of income tax, was recorded in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. Both the euro zero cost collar contracts and the yen zero cost collar contract for fiscal year 2002 have matured.

     During the year ended September 30, 2002, approximately $323 of gain in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange loss/gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

     As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transaction is twelve months.

     In September 2001, the Company entered into a cross currency debt swap transaction to hedge its net investment in Hawe Neos. The agreement had an effective date of October 16, 2001, and was a contract to exchange a U.S. dollar notional amount of $45,000 in exchange for a Swiss franc notional amount of 71,730 at the termination date of October 16, 2006. On June 6, 2002, the Company terminated this cross currency debt swap transaction as a result of the Company entering into its New Credit Facility. As of June 30, 2002, the Company entered into four new cross currency debt swap transactions to hedge the Company's net investment in Hawe Neos and one new cross currency debt swap to hedge the Company's net investment in SDS Japan. The agreements to hedge the Company's net investment in Hawe Neos has a total aggregate notional amount of $45,000 and in SDS Japan has a notional amount of $4,000. The mechanics of the new agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to the Company in the U.S. dollar leg of the agreements is the rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by the Company in the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     For fiscal year 2002, the fair value of the cross currency debt swap transaction gain (net of income tax) included in translation adjustments was $285.

     As a result of terminating the cross currency debt swap transaction to hedge the Company's net investment in Hawe Neos, the Company recognized a loss to the translation adjustment, a component of accumulated other comprehensive income (loss) in the amount of approximately $913 (net of income tax). This amount will remain in translation adjustment, a component of accumulated other comprehensive income (loss) until sale or upon complete or substantially complete liquidation of our net investment in Hawe Neos.

  INTEREST RATE EXPOSURE -- INTEREST RATE RISK MANAGEMENT

     The Company uses the New Credit Facility and Senior Subordinated Notes to finance its operations. The New Credit Facility exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Under the Company's previous credit facility, the Company was required to have interest rate protection for a specified portion of the outstanding balances for a specified period of time. Although the Company paid off and terminated that prior credit facility, the Company retained certain of the interest rate swap agreements it entered into to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of the Company's variable-rate cash flow exposure to fixed-rate cash flows.

     The Company does not enter into speculative contracts and continues to assess its exposure to interest rate risk on an ongoing basis.

     Approximately $70,000 of the Company's current interest rate swaps could not be re-assigned to the New Credit Facility and thus were terminated. Accordingly, the Company recorded a loss on derivative instruments of approximately $3,774 (or approximately $2,302, net of tax) in other income (expense), which represents the fair value of the swaps at the termination date. Additionally, the Company had to de-designate the remaining interest rate swaps as a result of the specificity of the Company's hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3,223 (or approximately $1,996, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from accumulated other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the new credit facility. The change in the fair value of these re-assigned swaps from the refinancing date to September 30, 2002 has been recorded in accumulated other comprehensive income
(loss).

     The re-assigned interest rate swap agreements are expected to be highly effective as the Company expects the hedging relationship to meet the relevant hedge accounting criteria of SFAS No. 133. The re-assigned interest rate swap agreements showed no recognizable ineffectiveness during the year ended September 30, 2002.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     For fiscal year ended 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $4,542. Below is a table listing the interest expense exposure detail (in thousands), including the notional amount as of September 30, 2002:

                              NOTIONAL                                        FISCAL 2002
LOAN                           AMOUNT      TRADE      EFFECTIVE   MATURITY       COST
----                          --------   ----------   ---------   ---------   -----------
Kerr B (terminated).........  $     0    12/22/2000   01/16/01    1/18/2005    $  872.5
Ormco B (terminated)........        0    12/22/2000   01/16/01    1/18/2005       872.5
Revolver....................   10,000     1/24/2001   02/16/01    2/16/2005       233.3
Revolver (matured)..........        0     2/23/2001   03/15/01    9/15/2002       470.8
Kerr B......................   26,853      1/2/2001   03/30/01    3/31/2005       726.6
Ormco B.....................   26,853      1/2/2001   03/30/01    3/31/2005       707.1
Ormco B (matured)...........        0     2/23/2001   06/15/01    9/15/2002       659.1
                              -------                                          --------
Totals......................  $63,706                                          $4,541.9
                              =======                                          ========

     For fiscal year ended 2001, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $575. Below is a table listing the interest expense exposure detail (in thousands), including the notional amount as of September 30, 2001:

                       NOTIONAL                                                     FISCAL 2001
LOAN                    AMOUNT       TERM        TRADE      EFFECTIVE   MATURITY       COST
----                   --------   ----------   ----------   ---------   ---------   -----------
Kerr B...............  $ 35,000      4 years   12/22/2000   01/16/01    1/18/2005      $224
Ormco B..............    35,000      4 years   12/22/2000   01/16/01    1/18/2005       224
Revolver.............    10,000      4 years    1/24/2001   02/16/01    2/16/2005        46
Revolver.............    25,000    1.5 years    2/23/2001   03/15/01    9/15/2002        28
Kerr A...............    32,586      4 years     1/2/2001   03/30/01    3/31/2005         7
Ormco A..............    32,586      4 years     1/2/2001   03/30/01    3/31/2005         7
Ormco B..............    35,000   1.25 years    2/23/2001   06/15/01    9/15/2002        39
                       --------                                                        ----
Totals...............  $205,172                                                        $575
                       ========                                                        ====

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

     During the year ended September 30, 2002, an approximate $2,499 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). Fair value of the interest rate swap agreements as of September 30, 2002 are as follows (in thousands):

                                NOTIONAL                                       FAIR VALUE
LOAN                             AMOUNT      TRADE     EFFECTIVE   MATURITY    (PRE-TAX)
----                            --------   ---------   ---------   ---------   ----------
SDM B.........................  $10,000    1/24/2001   02/16/01    2/15/2005    $  861.0
Kerr B........................   26,853    1/02/2001   03/30/01    3/31/2005     1,636.8
Ormco B.......................   26,853    1/02/2001   03/30/01    3/31/2005     1,598.2
                                -------                                         --------
Totals........................  $63,706                                         $4,096.0
                                =======                                         ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     During the year ended September 30, 2001, an approximate $5,436 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). Fair value of the interest rate swap agreements as of September 30, 2001 are as follows (in thousands):

                       NOTIONAL                                                     FAIR VALUE
LOAN                    AMOUNT       TERM        TRADE      EFFECTIVE   MATURITY    (PRE-TAX)
----                   --------   ----------   ----------   ---------   ---------   ----------
Kerr B...............  $ 35,000      4 years   12/22/2000   01/16/01    1/18/2005    $2,147.5
Ormco B..............    35,000      4 years   12/22/2000   01/16/01    1/18/2005     2,147.5
Revolver.............    10,000      4 years    1/24/2001   02/16/01    2/16/2005       571.6
Revolver.............    25,000    1.5 years    2/23/2001   03/15/01    9/15/2002       555.0
Kerr A...............    32,586      4 years     1/2/2001   03/30/01    3/31/2005     1,463.0
Ormco A..............    32,586      4 years     1/2/2001   03/30/01    3/31/2005     1,397.8
Ormco B..............    35,000   1.25 years    2/23/2001   06/15/01    9/15/2002       777.7
                       --------                                                      --------
Totals...............  $205,172                                                      $9,060.1
                       ========                                                      ========

(11) EMPLOYEE BENEFIT PLANS

     Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company's funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation ("PBGC") variable premium payments. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain Kerr Corporation employees, which are funded as costs are incurred. Eligible salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits only if they reach retirement age while working for SDS. However, all eligible union employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans for Kerr Corporation, a subsidiary of SDS, currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company's contributions were frozen at the levels equal to Kerr Corporation's contributions on December 31, 1988, except where collective bargaining agreements prohibited such a freeze. Employees of SDS are also part of a retirement security pension plan. This plan covers all qualifying active SDS employees as of the date of the spin-off, and employees retiring after the spin-off and their dependents.

     The following assumptions were used in determining the funded status of the Company's defined benefit pension plans:

                                                              2002   2001
                                                              ----   ----
Discount rate...............................................  7.25%   7.5%
Rate of increase in compensation levels.....................   4.0%   4.0%
Expected long-term rate of return on assets.................  10.0%  10.0%

     The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company's postretirement healthcare plans.

                                                              2002   2001
                                                              ----   ----
Discount rate...............................................  7.25%  7.5%
Annual increase in medical costs............................   5.5%  5.5%

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                PENSION BENEFITS      OTHER BENEFITS
                                               -------------------   -----------------
                                                 2002       2001      2002      2001
                                               --------   --------   -------   -------
Change in benefit obligations:
  Obligations at beginning of year...........  $ 35,976   $ 27,451   $ 6,408   $ 4,706
  Service cost...............................     2,407      1,848       172       152
  Interest cost..............................     2,671      2,134       474       359
  Plan amendments............................       148         --        --        --
  Actuarial loss.............................       399      5,170     3,260     1,578
  Benefit payments...........................      (791)      (768)     (670)     (387)
  Foreign exchange rates.....................      (275)       141        --        --
                                               --------   --------   -------   -------
  Obligations at end of year.................  $ 40,535   $ 35,976   $ 9,644   $ 6,408
Change in fair value of plan assets:
  Fair value of plan assets at beginning of
     year....................................  $ 25,608   $ 29,625   $    --   $    --
  Actual return on plan assets...............    (1,526)    (4,551)       --        --
  Employer contributions.....................     5,001      1,159       670       387
  Benefit payments...........................      (791)      (768)     (670)     (387)
  Foreign exchange rates.....................      (247)       143        --        --
                                               --------   --------   -------   -------
  Fair value of plan assets at end of year...  $ 28,045   $ 25,608   $    --   $    --
Funded status:
  Funded status at end of year...............  $(12,490)  $(10,369)  $(9,644)  $(6,408)
  Unrecognized transition asset..............        --        (56)       --        --
  Unrecognized prior service cost............       741        676        --        --
  Unrecognized loss..........................    14,298     10,209     4,845     1,661
  Remaining excess of fair value of plan
     assets over projected benefit obligation
     recognized as a result of the 1987
     acquisition of Sybron International.....     1,140      1,251        --        --
                                               --------   --------   -------   -------
Net amount recognized at measurement date....     3,689      1,711    (4,799)   (4,747)
Employer contribution paid after measurement
  date.......................................     4,099      1,701        --        --
                                               --------   --------   -------   -------
Net amount recognized at end of year.........  $  7,788   $  3,412   $(4,799)  $(4,747)
                                               ========   ========   =======   =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The following table provides the amounts recognized in the Company's consolidated balance sheets:

                                                PENSION BENEFITS      OTHER BENEFITS
                                               -------------------   -----------------
                                                 2002       2001      2002      2001
                                               --------   --------   -------   -------
Prepaid benefit cost.........................  $     --   $  3,998   $    --   $    --
Accrued benefit liability....................    (5,125)    (3,618)   (4,799)   (4,747)
Intangible asset.............................     1,004         31        --        --
Remaining excess of fair value of plan assets
  over projected benefit obligation
  recognized as a result of the 1987
  acquisition of Sybron International........     1,140      1,251        --        --
Other........................................     6,670         49        --        --
                                               --------   --------   -------   -------
Net amount recognized at measurement date....     3,689      1,711    (4,799)   (4,747)
Employer contributions paid after measurement
  date.......................................     4,099      1,701        --        --
                                               --------   --------   -------   -------
Net amount recognized in other non-current
  assets or (liabilities) at September 30....  $  7,788   $  3,412   $(4,799)  $(4,747)
                                               ========   ========   =======   =======

     The following table provides disclosure of the net periodic benefit cost:

                                          PENSION BENEFITS           OTHER BENEFITS
                                     ---------------------------   ------------------
                                      2002      2001      2000     2002   2001   2000
                                     -------   -------   -------   ----   ----   ----
Service cost.......................  $ 2,407   $ 1,848   $ 1,920   $172   $152   $138
Interest cost......................    2,671     2,134     1,993    474    359    367
Expected return on plan assets.....   (2,724)   (2,894)   (2,249)    --     --     --
Amortization of transition asset...      (56)      (71)        4     --     --     --
Amortization of prior service
  cost.............................       92        72        31     --     --     --
Amortization of net loss...........      452       (21)       41     76     --     --
                                     -------   -------   -------   ----   ----   ----
Net periodic benefit cost..........  $ 2,842   $ 1,068   $ 1,740   $722   $511   $505
                                     =======   =======   =======   ====   ====   ====

     At September 30, 2002 all plans had benefit obligations in excess of fair value. Employer contributions made after the measurement date in 2002 were not credited for this calculation. Had the Company's September contributions been taken into account, all plans except the Sybron Canada Pension Plan and the Supplemental Executive Retirement Program would have had fair value of plan assets in excess of their accumulated benefit obligations. There were no plans except the Supplemental Executive Retirement Program with accumulated benefit obligations in excess of fair value of plan assets at September 30, 2001.

     An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company's contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2002 by approximately $1,527 and $121, respectively. Similarly, a decrease of one percentage point in the per capita cost of health care costs would decrease the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2002 by approximately $1,225 and $105, respectively.

     Because more than 60% of the 2002, 2001 and 2000 net periodic postretirement benefit costs relate to interest costs, the Company has classified such interest costs as interest expense. This resulted in a non-cash increase in interest expense of approximately $474, $359, and $367 in 2002, 2001 and 2000, respectively.

     Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

"Code"). Company matching contributions under the plans, net of forfeitures, were approximately $1,482, $1,467 and $1,354 for 2002, 2001 and 2000,
respectively.

(12) RESTRUCTURING AND MERGER AND INTEGRATION CHARGES

     The Company's results for fiscal 2002 include restructuring charges of approximately $3,666 ($2,353 after tax) consisting primarily of severance and termination costs associated with the termination of the employment of 71 employees that were employed at certain of the Company's European facilities, as a result of the consolidation of those European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 restructuring charges, approximately $3,064 are cash charges related to severance and contractual obligations, $300 is a cash charge for an additional potential tax liability included in income taxes payable, while the balance of approximately $302 are non-cash charges. The Company expects to complete the majority of the 2002 restructuring plan by the 2003 fiscal year end.

     The Company's results for fiscal 2001 include restructuring charges of approximately $2,400 ($1,500 after tax) consisting primarily of the severance and termination costs associated with the termination of the employment of 63 employees that were employed at Ormco's San Diego, California manufacturing facility, as a result of the closing of this facility. The Company completed the closing of the facility as of June 30, 2002 and finalized all remaining costs. Work previously performed at the facility was absorbed into the Company's Glendora, California facility. The proceeds from the planned sale (January 2003) of the San Diego manufacturing facility are expected to offset the amount of the restructuring charge. The Company will use the proceeds from the sale to pay down debt and reduce interest charges.

     The Company's results for fiscal 2000 include charges of approximately $9,300 ($5,800 after tax) consisting primarily of exited product lines (approximately $5,300, $1,700 and $600 in the Orthodontics, Professional Dental and Infection Prevention business segments, respectively) and severance and termination costs associated with the termination of the employment of 65 employees (56 located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/Europe) as a result of the 2000 restructuring plan. Of the $9,300 in restructuring charges, approximately $7,800 represented non-cash charges related to the exited products and capital, while the balance of approximately $1,500 were cash related charges for severance and contractual obligations. The Company completed the 2000 restructuring plan in the first quarter of 2002 and paid the remainder of the cash charges.

     In June 1998, the Company recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

     The 2002 restructuring charge activity and its components are as follows (in thousands):

                                              LEASE     SHUT-DOWN   INVENTORY   FIXED           CONTRACTUAL
                                 SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    OBLIGATIONS   OTHER   TOTAL
                                 ---------   --------   ---------   ---------   ------   ----   -----------   -----   ------
                                    (A)        (B)         (B)         (C)       (C)     (D)        (E)
2002 Restructuring Charge......   $2,347       $332        $--        $106       $196    $300      $229       $156    $3,666
Fiscal 2002 Non-Cash Charges...       --         --        --           --         --      --        70         43       113
                                  ------       ----        --         ----       ----    ----      ----       ----    ------
September 30, 2002 Balance.....   $2,347       $332        $--        $106       $196    $300      $159       $113    $3,553
                                  ======       ====        ==         ====       ====    ====      ====       ====    ======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The 2001 restructuring charge activity since September 30, 2001 and its components are as follows (in thousands):

                                               LEASE     SHUT-DOWN   INVENTORY   FIXED          CONTRACTUAL
                                  SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX   OBLIGATIONS   OTHER   TOTAL
                                  ---------   --------   ---------   ---------   ------   ---   -----------   -----   ------
                                     (A)        (B)         (B)         (C)       (C)     (D)       (E)
2001 Restructuring Charge.......   $1,050        $--        $--         $--       $250    $--      $775       $325    $2,400
Fiscal 2001 Non-Cash Charges....       --        --         --          --         250     --       100        300       650
                                   ------        --         --          --        ----    ---      ----       ----    ------
September 30, 2001 Balance......    1,050        --         --          --          --     --       675         25     1,750
Fiscal 2002 Cash Payments.......      875        --         --          --          --     --       600         --     1,475
Fiscal 2002 Non-Cash Payments...       --        --         --          --          50     --        75         25       150
Adjustments.....................      175        --         --          --         (50)    --        --         --       125
                                   ------        --         --          --        ----    ---      ----       ----    ------
September 30, 2002 Balance......   $   --        $--        $--         $--       $ --    $--      $ --       $ --    $   --
                                   ======        ==         ==          ==        ====    ===      ====       ====    ======

     The 2000 restructuring charge activity since September 30, 2000 and its components are as follows (in thousands):

                                               LEASE     SHUT-DOWN   INVENTORY   FIXED          CONTRACTUAL
                                  SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX   OBLIGATIONS   OTHER   TOTAL
                                  ---------   --------   ---------   ---------   ------   ---   -----------   -----   ------
                                     (A)        (B)         (B)         (C)       (C)     (D)       (E)
2000 Restructuring Charge.......   $1,300        $--        $--       $7,600      $200    $--      $100       $100    $9,300
Fiscal 2000 Non-Cash Charges....       --        --         --         7,600       200     --        --         --     7,800
                                   ------        --         --        ------      ----    ---      ----       ----    ------
September 30, 2000 Balance......    1,300        --         --            --        --     --       100        100     1,500
Fiscal 2001 Cash Payments.......    1,175        --         --            --        --     --        75        100     1,350
                                   ------        --         --        ------      ----    ---      ----       ----    ------
September 30, 2001 Balance......      125        --         --            --        --     --        25         --       150
Fiscal 2002 Cash Payments.......      125        --         --            --        --     --        25         --       150
                                   ------        --         --        ------      ----    ---      ----       ----    ------
September 30, 2002 Balance......   $   --        $--        $--       $   --      $ --    $--      $ --       $ --    $   --
                                   ======        ==         ==        ======      ====    ===      ====       ====    ======

     The 1998 restructuring charge activity since June 30, 1998 and its components are as follows (in thousands):

                                          LEASE     SHUT-DOWN   INVENTORY   FIXED           CONTRACTUAL
                             SEVERANCE   PAYMENTS     COSTS     WRITE-OFF   ASSETS   TAX    OBLIGATIONS   OTHER     TOTAL
                             ---------   --------   ---------   ---------   ------   ----   -----------   ------   -------
                                (A)        (B)         (B)         (C)       (C)     (D)        (E)
1998 Restructuring
  Charge...................   $4,300       $300       $400       $4,600     $1,300   $700      $900       $2,100   $14,600
Fiscal 1998 Cash
  Payments.................    1,800         --        100           --         --     --       300        1,400     3,600
Fiscal 1998 Non-Cash
  Charges..................       --         --         --        4,600      1,300     --        --           --     5,900
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 1998
  Balance..................    2,500        300        300           --         --    700       600          700     5,100
Fiscal 1999 Cash
  Payments.................    1,300        300        300           --         --     --       300          400     2,600
Adjustments (a)............    1,200         --         --           --         --     --        --           --     1,200
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 1999
  Balance..................       --         --         --           --         --    700       300          300     1,300
Fiscal 2000 Cash
  Payments.................       --         --         --           --         --     --       300          100       400
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2000 and
  September 30, 2001
  Balance..................       --         --         --           --         --    700        --          200       900
Fiscal 2002 Cash
  Payments.................       --         --         --           --         --     --        --           16        16
Fiscal 2002 Non-Cash
  Payments.................       --         --         --           --         --     --        --            7         7
                              ------       ----       ----       ------     ------   ----      ----       ------   -------
September 30, 2002
  Balance..................   $   --       $ --       $ --       $   --     $   --   $700      $ --       $  177   $   877
                              ======       ====       ====       ======     ======   ====      ====       ======   =======

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

---------------

(a) Amount represents the 2002 restructuring charge for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company plans to terminate as a result of the 2002 European restructuring plan. The 2001 restructuring charge represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated as a result of the 2001 restructuring plan. As of September 30, 2002, all of the employment terminations were completed under the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The proceeds from the planned sale of the Ormco San Diego facility are expected to offset the costs of closing the facility. The 2000 restructuring charge represents severance and termination costs for the 65 employees whose employment was terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2002 all employment terminations were completed under the 2000 restructuring plan. The 1998 restructuring charge represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b) Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) Amount represents $300 in additional potential tax liability included in income taxes payable in 2002. The 1998 charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e) Amount represents certain terminated contractual obligations.

(13) STOCK-BASED COMPENSATION

     In connection with the spin-off, officers and employees were allowed to exchange their Apogent stock options for SDS stock options having an aggregate intrinsic value (the spread between the market value and exercise price of the option shares) equal to the aggregate intrinsic value of the Apogent stock options exchanged immediately prior to the spin-off and an exercise price that maintained the ratio of the exercise price per share to the market value per share of the Apogent stock options exchanged immediately prior to the spin-off. For these SDS stock options, the exercise price and the number of shares of SDS common stock subject to each option were determined by adjusting the exercise price and the number of shares subject to the corresponding Apogent stock option exchanged under an adjustment formula, designed to preserve the aggregate intrinsic value and exercise the price to market value relationship referred to above, based on the relationship between the trading prices on the New York Stock Exchange of Apogent common stock and SDS common stock trading on a "when issued" basis, during the period of "when issued" trading ending on the date of the spin-off. Other than the adjustment of the exercise price and the number of shares subject to each option, the terms of the SDS stock options received in exchange for Apogent stock options were the same as the terms of the Apogent stock options for which they were exchanged. The SDS stock options issued in exchange for Apogent stock options were issued under SDS's 2000 Long-Term Incentive Plan.

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

     The total number of shares of SDS common stock authorized for issuance under the 2000 Stock Plan is 5,450,000. Shares available for an award under the 2000 Stock Plan may be either authorized but unissued or reacquired shares. If any award is canceled, terminates, expires or lapses for any reason, any shares subject to

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES such award shall again be available under the plan, subject to such requirements as may be promulgated by the compensation committee. The number of options that may be awarded to any employee during any fiscal year is limited to 1,000,000.

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

     The granting of options is automatic under the Directors' Plan. Upon the first meeting of the Board of Directors following the annual meeting of stockholders in 2001 through 2005, each person then serving SDS as a member of the Board of Directors who is not a full-time employee of SDS or its subsidiaries shall automatically be granted an option to purchase 10,000 shares of SDS common stock (subject to appropriate adjustment for stock splits and other changes affecting the common stock). If there is not a sufficient number of remaining available shares under the Directors' Plan to grant each outside director an option to purchase the number of shares specified, each outside director shall receive an option to purchase an equal number of the remaining available shares, determined by dividing the remaining available shares by the number of outside directors. The exercise price at which shares may be purchased under each option shall be 100% of the fair market value of SDS common stock on the date the option is granted.

     At September 30, 2002, 1,131,836 shares of common stock were reserved for future stock option grants under the above plans.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The following is a summary of the stock option activity since December 11, 2000 (spin-off):

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                            ---------   ----------------
Outstanding at September 30, 2000.........................         --       $    --
Conversions of Apogent options............................  2,329,593         12.33
Granted...................................................  3,057,617         15.57
Exercised.................................................   (132,809)        (9.66)
Canceled..................................................    (58,474)       (14.59)
                                                            ---------       -------
Options outstanding at September 30, 2001.................  5,195,927       $ 14.28
Options exercisable at September 30, 2001.................  1,559,109       $ 12.16
                                                            ---------       -------
Weighted average fair value of options granted during the
  year ended September 30, 2001...........................                  $  5.11
Outstanding at September 30, 2001.........................  5,195,927       $ 14.28
Granted...................................................    329,903         19.10
Exercised.................................................    (97,671)        12.57
Canceled..................................................    (40,475)        16.00
                                                            ---------       -------
Options outstanding at September 30, 2002.................  5,387,684       $ 14.60
Options exercisable at September 30, 2002.................  2,728,850       $ 13.50
                                                            ---------       -------
Weighted average fair value of options granted during the
  year ended September 30, 2002...........................                  $  9.67

     If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                               2002      2001
                                                              -------   -------
As reported.................................................  $31,599   $37,631
Pro forma net income:.......................................  $28,895   $35,843
Basic pro forma earnings per share:.........................  $  0.76   $  1.00
Diluted pro forma earnings per share:.......................  $  0.74   $  0.97

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

     The fair value of options granted during 2002 was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate based on an average 4-year United States treasury note yield at the date of grant (3.99% average rate), an expected life of 4 years, stock price volatility of 30.25% and no dividend yield.

     The fair value of options granted during 2001 was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate based on an average 4-year United States treasury note yield at the date of grant (5.17% average rate), an expected life of 4 years, stock price volatility of 31.32% and no dividend yield.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     The following table summarizes information regarding options outstanding and options exercisable at September 30, 2002:

                                            OPTIONS OUTSTANDING
                           -----------------------------------------------------         OPTIONS EXERCISABLE
                                                 WEIGHTED-                         -------------------------------
                           OUTSTANDING AT         AVERAGE           WEIGHTED-      EXERCISABLE AT     WEIGHTED-
                           SEPTEMBER 30,         REMAINING           AVERAGE       SEPTEMBER 30,       AVERAGE
RANGE OF EXERCISE PRICES        2002         CONTRACTUAL LIFE     EXERCISE PRICE        2002        EXERCISE PRICE
------------------------   --------------   -------------------   --------------   --------------   --------------
  $1.94 to $3.88.........       17,033               .3               $ 3.60            17,033          $ 3.60
  $3.88 to $5.82.........      184,951              2.1               $ 4.86           184,951          $ 4.86
  $5.82 to $7.76.........       61,950              3.3               $ 6.54            61,950          $ 6.54
  $7.76 to $9.70.........      108,445              4.2               $ 8.52           108,445          $ 8.52
$11.64 to $13.58.........      306,925              6.6               $13.16           197,251          $13.25
$13.58 to $15.52.........    4,246,413              7.4               $14.98         2,018,605          $14.50
$17.46 to $19.40.........      461,967              9.1               $18.85           140,615          $18.94
                             ---------              ---               ------         ---------          ------
                             5,387,684              7.2               $14.60         2,728,850          $13.50

(14) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per common share:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                 IN THOUSANDS
                                                          (EXCEPT PER SHARE AMOUNTS)
Numerator:
  Income before extraordinary item......................  $35,260   $38,129   $42,056
  Extraordinary item....................................   (3,661)     (498)       --
                                                          -------   -------   -------
Numerator for basic and diluted net income per common
  share -- net income...................................  $31,599   $37,631   $42,056
Denominator:
Weighted average common shares outstanding -- basic.....   37,941    35,995    35,109
Effect of dilutive securities:
Employee stock options..................................    1,208     1,084        --
                                                          -------   -------   -------
Total dilutive potential common shares..................    1,208     1,084        --
                                                          -------   -------   -------
Denominator for diluted net income per common share.....   39,149    37,079        --
Basic net income per common share:
  Income from operations before extraordinary item......  $  0.93   $  1.06   $  1.20
  Extraordinary item....................................    (0.10)    (0.01)       --
                                                          -------   -------   -------
Basic net income per common share.......................  $  0.83   $  1.05   $  1.20
                                                          =======   =======   =======
Diluted net income per common share:
  Income from operations before extraordinary item......  $  0.90   $  1.02
  Extraordinary item....................................    (0.09)    (0.01)
                                                          -------   -------
Diluted net income per common share.....................  $  0.81   $  1.01
                                                          =======   =======

     Earnings per share data for the year ended September 30, 2000 is computed based on the 35,108,649 shares outstanding at December 11, 2000, the date of the spin-off, as the outstanding average number of

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES shares for the year. This number of shares is presumed to be outstanding for the fiscal year ended 2000. Diluted earnings per share for the year ended September 30, 2000 have been omitted as no SDS stock options existed prior to the date of the spin-off and any calculation of diluted earnings per share would not be meaningful.

     Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were 7,477 in fiscal 2002 and 2,391 in fiscal 2001 because they were antidilutive.

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

     The Company utilizes third-party insurance for losses and liabilities associated with its operations, including workers compensation. The liability claims are subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience.

(16) ACQUISITIONS

     The Company has completed eight acquisitions since the beginning of 2000. The acquired companies are all engaged in businesses related to the Company (see
Note 19 for a description of business segments).

2002

  ACQUISITION

     During fiscal 2002, the Company completed one asset acquisition in the Professional Dental segment in February 2002. The purchase price of the assets the Company purchased from Surgical Acuity, Inc., net of cash acquired, was approximately $8,315. The results of this acquisition are included in the Company's results of operations as of the date it was acquired.

2001

  ACQUISITIONS

     During 2001, the Company completed four acquisitions for cash. The aggregate purchase price of the acquisitions (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $51,498. The results of these acquisitions are included in the Company's results of operations as of the date they were acquired. The total goodwill and intangibles for these acquired companies was approximately $37,409 and are being amortized over 5 to 30 years. The following unaudited table outlines acquisition information and the total assets prior to each acquisition.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                   TOTAL      TYPE OF
BUSINESS SEGMENT                                      DATE        ASSETS    ACQUISITION
----------------                                  -------------   -------   -----------
PROFESSIONAL DENTAL:
  Hawe Neos Holdings S.A........................  May 2001        $23,431      Stock
  Special Metals Corporation....................  December 2000   $1,042       Asset
ORTHODONTICS:
  Optident, Ltd.................................  December 2000   N/A          Asset
INFECTION PREVENTION:
  OBF Technologies, Inc.........................  June 2001       $482         Asset

2000

  ACQUISITIONS

     During 2000, the Company completed three acquisitions for cash. The aggregate purchase price of the acquisitions (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $16,800. The results of these acquisitions were included in the Company's results of operations as of the date they were acquired. The total goodwill and intangibles for these acquired companies was approximately $15,800 and will be amortized over 5 to 20 years. The following unaudited table outlines acquisition information and the total assets prior to each acquisition.

                                                                   TOTAL      TYPE OF
BUSINESS SEGMENT                                       DATE        ASSETS   ACQUISITION
----------------                                   -------------   ------   -----------
PROFESSIONAL DENTAL:
  Safe-Wave, Inc.................................  February 2000   $1,269      Stock
ORTHODONTICS:
  Pro Positioners, Inc...........................  December 1999   $2,338      Stock
  LPI Ormco......................................  October 1999    N/A         Asset

     The following unaudited pro forma financial information presents the consolidated results of the operations of the Company and the purchased businesses referred to above as if the 2002 and 2001 acquisitions had occurred as of the beginning of 2001, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisitions and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired companies constituted a single entity during such periods.

                                                              YEAR ENDED      YEAR ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002            2001
                                                             -------------   -------------
Net sales..................................................    $460,967        $468,808
Net income.................................................    $ 31,883        $ 39,823
Earnings per share -- basic................................    $   0.84        $   1.11
Earnings per share -- diluted..............................    $   0.81        $   1.07

(17) STOCKHOLDERS' EQUITY

     Stock Offering: On June 8, 2001, the Company sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $49,953, which were primarily used to repay funds borrowed to finance the acquisitions of Hawe Neos and OBF.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

  OTHER COMPREHENSIVE INCOME (LOSS)

                                                            YEARS ENDED SEPTEMBER 30,
                       ----------------------------------------------------------------------------------------------------
                                    2002                              2001                               2000
                       -------------------------------   -------------------------------   --------------------------------
                       PRE-TAX   TAX EXPENSE     NET     PRE-TAX   TAX EXPENSE     NET     PRE-TAX    TAX EXPENSE     NET
                       AMOUNT     (CREDIT)     AMOUNT    AMOUNT     (CREDIT)     AMOUNT     AMOUNT     (CREDIT)     AMOUNT
                       -------   -----------   -------   -------   -----------   -------   --------   -----------   -------
Foreign currency
  translation
  adjustments........  $11,805     $4,663      $ 7,142   $ 5,405     $ 2,167     $ 3,238   $(11,948)    $(4,839)    $(7,109)
Unrealized (gain)
  loss on derivative
  instruments........    7,086      3,715        3,371    (9,108)     (3,643)     (5,465)        --          --          --
Minimum pension
  liability
  adjustment.........   (7,812)    (3,046)      (4,766)       --          --          --         --          --          --
                       -------     ------      -------   -------     -------     -------   --------     -------     -------
Other comprehensive
  income (loss) from
  continuing
  operations.........  $11,079     $5,332      $ 5,747   $(3,703)    $(1,476)    $(2,227)  $(11,948)    $(4,839)    $(7,109)
                       =======     ======      =======   =======     =======     =======   ========     =======     =======

(18) RELATED PARTY TRANSACTIONS

  TRANSACTIONS WITH APOGENT

     Cash management and advances: Prior to the spin-off, Apogent managed the cash not considered necessary for current operating requirements of its subsidiaries, including the operations of SDS. Cash collected from and cash payments to the operations of SDS were collected or funded from a centralized treasury operation and were either credited or charged to SDS in the normal course of business. Advances to and collections from SDS were indirectly charged or credited with interest as such advances to or collections from SDS were applied to borrowings or repayments under the Apogent credit facilities. On an annual basis and on the date of spin-off, outstanding balances were cleared via an intercompany dividend to or capital contribution from Apogent.

     Dividends paid to and capital contributions from Apogent: On December 11, 2000, Apogent completed the spin-off of SDS. Just prior to the spin-off, SDM paid Apogent a cash dividend of $67,927 representing the difference between $375,000 and the actual allocation of Apogent bank debt to SDM as of the spin-off, and

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

SDM settled all intercompany loans and advances made to Apogent by SDM by way of a non-cash dividend to Apogent of $78,167, resulting in the settlement of the intercompany operating account. In addition, SDS paid $307,073 to Chase Manhattan Bank to satisfy the obligations attributable to it under Apogent's credit facilities.

     To accomplish the above transactions, on December 11, 2000, the date of the spin-off, SDS borrowed approximately $375,000 under the Company's December 11, 2000 credit facility with ABN AMRO Bank N.V.

     Apogent Credit Facilities: Apogent historically recorded a portion of its outstanding debt (and associated interest expense) under its credit facilities to certain of its subsidiaries, including the operations of SDS. SDS's historical debt outstanding under Apogent's credit facilities at September 30, 2000 was $311,772 and SDS's historical interest expense was $24,443 in 2000. As part of the spin-off, the Company entered into a new credit facility and Apogent's credit facilities were paid off.

     Apogent Charges: Apogent performed certain functions for the Company (legal, tax, treasury, consolidation accounting, financial reporting and insurance) and therefore charged its corporate office, general and administrative expenses to its subsidiaries. SDS's share of such costs amounted to $730 and $2,979 in 2001 and 2000, respectively. Services performed at the corporate office generally benefited the domestic operations, and therefore Apogent corporate office, general and administrative expenses were generally charged based on SDS's domestic revenues as a percentage of total Apogent domestic revenues. Because general and administrative expenses at Apogent generally benefited domestic operations, Apogent considered this method to be a reasonable basis for allocation.

  OTHER RELATED PARTY TRANSACTION

     On September 1, 2000, one of SDS's subsidiaries provided an executive officer of the Company with a three-year, unsecured interest-free loan in the amount of $400. The loan is payable in three annual installments of $100, $100 and $200, respectively, on September 1, 2001, 2002, and 2003. The first two installment payments have been made. Interest accrues on any past due amounts at the rate of 10% per annum until paid. The loan is included in other current assets in the accompanying consolidated balance sheets.

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

     The Company's operating subsidiaries are engaged in the manufacture and sale of dental products in the United States and other countries. Dental products were categorized in the business segments of a) Professional Dental, b) Orthodontics and c) Infection Prevention. A description of the business segments follows:

     Products in the Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials, instruments and sealers used in endodontics, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories and disposable infection prevention products for dental equipment.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

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

     Products in the Infection Prevention business segment include high level disinfectants and sterilants, and enzymatic cleaners and instrument care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

     The corporate office general and administrative expenses have been allocated to the segments on the basis of domestic net sales.

     Information on these business segments is summarized as follows:

                                       PROFESSIONAL                  INFECTION                    TOTAL
                                          DENTAL      ORTHODONTICS   PREVENTION   ELIMINATIONS     SDS
                                       ------------   ------------   ----------   ------------   --------
2002
Revenues:
  External customer..................    $249,218       $177,143      $30,305       $     --     $456,666
  Intersegment.......................       1,305          8,797           26        (10,128)          --
                                         --------       --------      -------       --------     --------
     Total revenues..................    $250,523       $185,940      $30,331       $(10,128)    $456,666
                                         ========       ========      =======       ========     ========
Gross profit.........................     142,652         97,891       15,280             --      255,823
Selling, general and administrative
  expenses...........................      82,311         66,881       14,425             --      163,617
Operating income.....................      60,341         31,010          855             --       92,206
Depreciation and amortization of
  goodwill and other intangible
  assets.............................      11,422          6,584        2,856             --       20,862
Interest expense.....................      13,342         12,473           --             --       25,815
Segment assets.......................     349,777        173,941       45,739             --      569,457
Expenditures for property, plant and
  equipment..........................       9,275          5,793          626             --       15,694

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                       PROFESSIONAL                  INFECTION                    TOTAL
                                          DENTAL      ORTHODONTICS   PREVENTION   ELIMINATIONS     SDS
                                       ------------   ------------   ----------   ------------   --------
2001
Revenues:
  External customer..................    $230,785       $178,583      $30,179       $     --     $439,547
  Intersegment.......................       1,999          7,345           15         (9,359)          --
                                         --------       --------      -------       --------     --------
     Total revenues..................    $232,784       $185,928      $30,194       $ (9,359)    $439,547
                                         ========       ========      =======       ========     ========
Gross profit.........................     130,379        103,249       15,758             --      249,386
Selling, general and administrative
  expenses...........................      69,432         67,225       13,178             --      149,835
Operating income.....................      60,947         36,024        2,580             --       99,551
Depreciation and amortization of
  goodwill and other intangible
  assets.............................       9,398          7,464        2,117             --       18,979
Interest expense.....................      17,739         15,719           --             --       33,458
Segment assets.......................     320,287        171,151       48,309             --      539,747
Expenditures for property, plant and
  equipment..........................       4,836          4,626        4,954             --       14,416
2000
Revenues:
  External customer..................    $214,888       $180,479      $27,773       $     --     $423,140
  Intersegment.......................       1,049          5,774           41         (6,864)          --
                                         --------       --------      -------       --------     --------
     Total revenues..................    $215,937       $186,253      $27,814       $ (6,864)    $423,140
                                         ========       ========      =======       ========     ========
Gross profit.........................     122,132        106,000       11,952             --      240,084
Selling, general and administrative
  expenses...........................      65,894         66,741       11,630             --      144,265
Operating income.....................      56,238         39,259          322             --       95,819
Depreciation and amortization of
  goodwill and other intangible
  assets.............................       7,943          8,496        2,085             --       18,524
Interest income--Apogent.............         682            170           --             --          852
Interest expense.....................      17,071          8,828           --             --       25,899
Segment assets.......................     246,301        228,873       63,079             --      538,253
Expenditures for property, plant and
  equipment..........................       6,412          5,038          518             --       11,968

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     Effective October 1, 2002, the Company combined the Infection Prevention segment into the Professional Dental segment. Had these segments been combined as of October 1, 1999, the information on the business segments would have been summarized as follows:

                                                 PROFESSIONAL                                  TOTAL
                                                    DENTAL      ORTHODONTICS   ELIMINATIONS     SDS
                                                 ------------   ------------   ------------   --------
2002
Revenues:
  External customer............................    $279,523       $177,143       $     --     $456,666
  Intersegment.................................       1,331          8,797        (10,128)          --
                                                   --------       --------       --------     --------
     Total revenues............................    $280,854       $185,940       $(10,128)    $456,666
                                                   ========       ========       ========     ========
Gross profit...................................     157,932         97,891             --      255,823
Selling, general and administrative expenses...      96,736         66,881             --      163,617
Operating income...............................      61,196         31,010             --       92,206
Depreciation and amortization of goodwill and
  other intangible assets......................      14,278          6,584             --       20,862
Interest expense...............................      13,342         12,473             --       25,815
Segment assets.................................     395,516        173,941             --      569,457
Expenditures for property, plant and
  equipment....................................       9,901          5,793             --       15,694
2001
Revenues:
  External customer............................    $260,964       $178,583       $     --     $439,547
  Intersegment.................................       2,014          7,345         (9,359)          --
                                                   --------       --------       --------     --------
     Total revenues............................    $262,978       $185,928       $ (9,359)    $439,547
                                                   ========       ========       ========     ========
Gross profit...................................     146,137        103,249             --      249,386
Selling, general and administrative expenses...      82,610         67,225             --      149,835
Operating income...............................      63,527         36,024             --       99,551
Depreciation and amortization of goodwill and
  other intangible assets......................      11,515          7,464             --       18,979
Interest expense...............................      17,739         15,719             --       33,458
Segment assets.................................     368,596        171,151             --      539,747
Expenditures for property, plant and
  equipment....................................       9,790          4,626             --       14,416

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                 PROFESSIONAL                                  TOTAL
                                                    DENTAL      ORTHODONTICS   ELIMINATIONS     SDS
                                                 ------------   ------------   ------------   --------
2000
Revenues:
  External customer............................    $242,661       $180,479       $     --     $423,140
  Intersegment.................................       1,090          5,774         (6,864)          --
                                                   --------       --------       --------     --------
     Total revenues............................    $243,751       $186,253       $ (6,864)    $423,140
                                                   ========       ========       ========     ========
Gross profit...................................     134,084        106,000             --      240,084
Selling, general and administrative expenses...      77,524         66,741             --      144,265
Operating income...............................      56,560         39,259             --       95,819
Depreciation and amortization of goodwill and
  other intangible assets......................      10,028          8,496             --       18,524
Interest income -- Apogent.....................         682            170             --          852
Interest expense...............................      17,071          8,828             --       25,899
Segment assets.................................     309,380        228,873             --      538,253
Expenditures for property, plant and
  equipment....................................       6,930          5,038             --       11,968

     No customer accounted for more than 10% of net sales for the three reported periods.

     The Company's international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

                                                                2002       2001       2000
                                                              --------   --------   --------
Net Sales:
United States:
  Customers.................................................  $268,027   $268,379   $257,131
  Inter-geographic..........................................    27,137     25,027     17,399
                                                              --------   --------   --------
                                                               295,164    293,406    274,530
                                                              --------   --------   --------
Europe:
  Customers.................................................   106,029     87,398     83,935
  Inter-geographic..........................................    42,985     46,088     44,802
                                                              --------   --------   --------
                                                               149,014    133,486    128,737
                                                              --------   --------   --------
All other areas:
  Customers.................................................    82,610     83,770     82,074
  Inter-geographic..........................................    13,942     13,872     12,607
                                                              --------   --------   --------
                                                                96,552     97,642     94,681
Inter-geographic sales......................................   (84,064)   (84,987)   (74,808)
                                                              --------   --------   --------
     Total net sales........................................  $456,666   $439,547   $423,140
                                                              ========   ========   ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                2002       2001       2000
                                                              --------   --------   --------
Net property, plant and equipment:
  United States.............................................  $ 35,597   $ 35,434   $ 35,203
  Europe....................................................    22,514     17,577      3,297
  All other areas...........................................    17,391     15,908     16,826
                                                              --------   --------   --------
     Total net property, plant and equipment................  $ 75,502   $ 68,919   $ 55,326
                                                              ========   ========   ========

(20) QUARTERLY FINANCIAL INFORMATION

                                            FIRST     SECOND       THIRD       FOURTH
                                           QUARTER   QUARTER      QUARTER     QUARTER    TOTAL YEAR
                                           -------   --------   -----------   --------   ----------
                                                                (UNAUDITED)     (B)
2002
Net sales................................  $97,765   $124,694    $119,303     $114,904    $456,666
                                           =======   ========    ========     ========    ========
Gross profit.............................  $54,693   $ 70,562    $ 67,326     $ 63,242    $255,823
                                           =======   ========    ========     ========    ========
Extraordinary item, net of tax(a)........  $    --   $     --    $ (3,661)    $     --    $ (3,661)
                                           =======   ========    ========     ========    ========
Net income...............................  $ 7,503   $ 13,227    $  3,931     $  6,938    $ 31,599
                                           =======   ========    ========     ========    ========
Basic earnings per share.................  $  0.20   $   0.35    $   0.10     $   0.18    $   0.83
                                           =======   ========    ========     ========    ========
Diluted earnings per share...............  $  0.19   $   0.34    $   0.10     $   0.18    $   0.81
                                           =======   ========    ========     ========    ========
2001
Net sales................................  $98,458   $112,843    $107,257     $120,989    $439,547
                                           =======   ========    ========     ========    ========
Gross profit.............................  $56,319   $ 64,463    $ 61,498     $ 67,106    $249,386
                                           =======   ========    ========     ========    ========
Extraordinary item, net of tax(a)........  $  (498)  $     --    $     --     $     --    $   (498)
                                           =======   ========    ========     ========    ========
Net income...............................  $ 7,410   $ 11,429    $  9,388     $  9,404    $ 37,631
                                           =======   ========    ========     ========    ========
Basic earnings per share.................  $  0.21   $   0.33    $   0.26     $   0.25    $   1.05
                                           =======   ========    ========     ========    ========
Diluted earnings per share...............  $  0.21   $   0.32    $   0.25     $   0.23    $   1.01
                                           =======   ========    ========     ========    ========
2000
Net sales................................  $94,303   $109,450    $106,252     $113,135    $423,140
                                           =======   ========    ========     ========    ========
Gross profit.............................  $55,136   $ 65,143    $ 61,951     $ 57,854    $240,084
                                           =======   ========    ========     ========    ========
Net income...............................  $10,022   $ 13,813    $ 11,301     $  6,920    $ 42,056
                                           =======   ========    ========     ========    ========
Basic earnings per share(c)..............  $  0.29   $   0.39    $   0.32     $   0.20    $   1.20
                                           =======   ========    ========     ========    ========

---------------

(a) In the third quarter of fiscal 2002, the Company terminated its prior credit agreement and wrote off the associated deferred financing fees of $2,727 (net of tax) and had termination costs of approximately $934 (net of tax) primarily due to a prepayment penalty on its terminated tranche B term loan. The 2001 extraordinary item of approximately $498 (net of tax) represents the write off of the associated deferred financing fees as a result of the termination of Apogent's credit agreement due to the spin-off of SDS.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

(b) Restructuring charges were recorded in the amount of $3,666, $2,379 and $9,326 in the fourth quarter of 2002, 2001 and 2000, respectively.

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

(21) EXTRAORDINARY ITEM

     The extraordinary charge recorded in the third quarter of fiscal 2002 is a result of the termination of the Company's previous credit facility on June 6, 2002. The charge consists of a pre-payment penalty on the term B loan of approximately $934, net of tax, and the amortization of approximately $2,727, net of tax, of the remainder of the deferred financing fees related to the previous credit facility.

     The extraordinary item for fiscal 2001 represents the SDS allocation of the write-off of Apogent's deferred financing fees associated with the termination of Apogent's credit agreement due to the spin-off.

(22) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     Below are the unaudited condensed consolidating balance sheets as of September 30, 2002, and 2001, statements of operations for the years ended September 30, 2002, 2001 and 2000, and statement of cash flows for the years ended September 30, 2002, 2001, and 2000, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the 8 1/8% senior subordinated notes.

     Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted by subsidiaries of the Company with other subsidiaries or with the Company.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF SEPTEMBER 30, 2002
                                   -------------------------------------------------------------------------
                                                                      NON
                                   SYBRON DENTAL    GUARANTOR      GUARANTOR
                                    SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and equivalents...........    $       1       $ (3,933)      $ 16,584       $     --       $ 12,652
  Account receivable, net........           --         47,179         33,300             --         80,479
  Inventories, net...............           --         64,416         25,269             --         89,685
  Other current assets...........           --         18,759          3,941             --         22,700
                                     ---------       --------       --------       --------       --------
     Total current assets........            1        126,421         79,094             --        205,516
Property, plant and equipment,
  net............................           --         35,597         39,905             --         75,502
Intangible assets, net...........           --        210,142         48,974             --        259,116
Deferred income taxes............           --          6,890             --             --          6,890
Investment in subsidiaries.......           --        (50,633)       138,584        (87,951)            --
Other assets.....................           --         20,301          2,132             --         22,433
                                     ---------       --------       --------       --------       --------
     Total assets................    $       1       $348,718       $308,689       $(87,951)      $569,457
                                     =========       ========       ========       ========       ========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable................    $      --       $  9,349       $  5,578       $     --       $ 14,927
  Current portion of long-term
     debt........................           --          1,833          1,360             --          3,193
  Income taxes payable...........         (283)        (1,986)         5,281            377          3,389
  Accrued expenses and other
     current liabilities.........           --         33,947         14,909             --         48,856
                                     ---------       --------       --------       --------       --------
     Total current liabilities...         (283)        43,143         27,128            377         70,365
Long-term debt...................           --        182,806          4,838             --        187,644
Senior subordinated notes........      150,000             --             --             --        150,000
Deferred income taxes............           --         17,728            606             --         18,334
Other liabilities................           --         11,356            615             --         11,971
Commitments and contingent
  liabilities:
  Stockholders' equity:
     Preferred stock.............           --             --             --             --             --
     Common stock................          380          3,944          7,081        (11,025)           380
Additional paid-in capital.......       51,060        (42,389)       135,787        (74,129)        70,329
Retained earnings................       11,022        (16,653)        77,510         (3,287)        68,592
Accumulated other comprehensive
  income (loss)..................     (212,178)       148,783         55,124            113         (8,158)
                                     ---------       --------       --------       --------       --------
     Total stockholders'
       equity....................     (149,716)        93,685        275,502        (88,328)       131,143
                                     ---------       --------       --------       --------       --------
     Total liabilities and
       stockholders' equity......    $       1       $348,718       $308,689       $(87,951)      $569,457
                                     =========       ========       ========       ========       ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           AS OF SEPTEMBER 30, 2001
                                   -------------------------------------------------------------------------
                                                                      NON
                                   SYBRON DENTAL    GUARANTOR      GUARANTOR
                                    SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and equivalents...........    $      1        $  2,215       $  6,103       $     --       $  8,319
  Account receivable, net........          --          59,563         32,609             --         92,172
  Inventories, net...............          --          54,825         22,402             --         77,227
  Other current assets...........          --          14,862          2,937             --         17,799
                                     --------        --------       --------       --------       --------
     Total current assets........           1         131,465         64,051             --        195,517
Property, plant and equipment,
  net............................          --          35,434         33,485             --         68,919
Intangible assets, net...........          --         208,817         43,764             --        252,581
Deferred income taxes............          --           9,619             --             --          9,619
Investment in subsidiaries.......          --         (65,463)       137,884        (72,421)            --
Other assets.....................          --          10,957          2,154             --         13,111
                                     --------        --------       --------       --------       --------
     Total assets................    $      1        $330,829       $281,338       $(72,421)      $539,747
                                     ========        ========       ========       ========       ========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable................    $     --        $ 12,906       $  4,430       $     --       $ 17,336
  Current portion of long-term
     debt........................          --          25,472            497             --         25,969
  Income taxes payable...........          --           2,482          4,537            325          7,344
  Accrued expenses and other
     current liabilities.........          --          32,884         10,981             --         43,865
                                     --------        --------       --------       --------       --------
     Total current liabilities...          --          73,744         20,445            325         94,514
Long-term borrowings.............          --         317,484          4,052             --        321,536
Deferred income taxes............          --          12,807            558             --         13,365
Other liabilities................          --          16,312            494             --         16,806
Commitments and contingent
  liabilities:
  Stockholders' equity:
     Preferred stock.............          --              --             --             --             --
     Common stock................         379              53         10,971        (11,024)           379
Additional paid-in capital.......      49,576         (52,637)       131,720        (58,600)        70,059
Retained earnings................       3,546         (27,844)        64,503         (3,212)        36,993
Accumulated other comprehensive
  income (loss)..................     (53,500)         (9,090)        48,595             90        (13,905)
                                     --------        --------       --------       --------       --------
     Total stockholders'
       equity....................           1         (89,518)       255,789        (72,746)        93,526
                                     --------        --------       --------       --------       --------
     Total liabilities and
       stockholders' equity......    $      1        $330,829       $281,338       $(72,421)      $539,747
                                     ========        ========       ========       ========       ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                     FOR THE YEAR ENDED SEPTEMBER 30, 2002
                                   -------------------------------------------------------------------------
                                                                      NON
                                   SYBRON DENTAL    GUARANTOR      GUARANTOR
                                    SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
Net sales........................      $  --         $277,259       $189,535       $(10,128)      $456,666
Cost of sales....................         --          100,805        110,058        (10,020)       200,843
                                       -----         --------       --------       --------       --------
Gross profit.....................         --          176,454         79,477           (108)       255,823
Selling, general and
  administrative expenses........         --          118,282         45,419            (84)       163,617
                                       -----         --------       --------       --------       --------
Operating income.................         --           58,172         34,058            (24)        92,206
Other income (expense):
  Interest expense...............       (806)         (24,642)          (367)            --        (25,815)
  Other, net.....................        806            2,913        (11,816)            --         (8,097)
                                       -----         --------       --------       --------       --------
Income before income taxes and
  extraordinary item.............         --           36,443         21,875            (24)        58,294
Income taxes.....................         --           12,669         10,313             52         23,034
                                       -----         --------       --------       --------       --------
Income before extraordinary
  item...........................         --           23,774         11,562            (76)        35,260
Extraordinary item, net of tax...         --           (3,661)            --             --         (3,661)
                                       -----         --------       --------       --------       --------
Net income.......................      $  --         $ 20,113       $ 11,562       $    (76)      $ 31,599
                                       =====         ========       ========       ========       ========

                                                     FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                   -------------------------------------------------------------------------
                                                                      NON
                                   SYBRON DENTAL    GUARANTOR      GUARANTOR
                                    SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
Net sales........................       $--          $283,996       $164,910       $(9,359)       $439,547
Cost of sales....................       --            102,775         96,637        (9,251)        190,161
                                        --           --------       --------       -------        --------
Gross profit.....................       --            181,221         68,273          (108)        249,386
Selling, general and
  administrative expenses........       --            106,306         41,965         1,564         149,835
                                        --           --------       --------       -------        --------
Operating income.................       --             74,915         26,308        (1,672)         99,551
Other income (expense):
  Interest expense...............       --            (33,225)          (233)           --         (33,458)
  Other, net.....................       --               (476)        (1,122)         (856)         (2,454)
                                        --           --------       --------       -------        --------
Income before income taxes and
  extraordinary item.............       --             41,214         24,953        (2,528)         63,639
Income taxes.....................       --             19,208          9,507        (3,205)         25,510
                                        --           --------       --------       -------        --------
Income before extraordinary
  item...........................       --             22,006         15,446           677          38,129
Extraordinary item, net of tax...       --               (498)            --            --            (498)
                                        --           --------       --------       -------        --------
Net income.......................       $--          $ 21,508       $ 15,446       $   677        $ 37,631
                                        ==           ========       ========       =======        ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                   -------------------------------------------------------------------------
                                                                      NON
                                   SYBRON DENTAL    GUARANTOR      GUARANTOR
                                    SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
Net sales........................      $  --         $280,157       $149,847       $(6,864)       $423,140
Cost of sales....................         --          101,855         88,065        (6,864)        183,056
                                       -----         --------       --------       -------        --------
Gross profit.....................         --          178,302         61,782            --         240,084
Selling, general and
  administrative expenses........         --          103,497         40,768            --         144,265
                                       -----         --------       --------       -------        --------
Operating income.................         --           74,805         21,014            --          95,819
Other income (expense):
  Interest expense...............         --          (25,772)          (127)           --         (25,899)
  Other, net.....................         --              766             22            --             788
                                       -----         --------       --------       -------        --------
Income before income taxes and
  extraordinary item.............         --           49,799         20,909            --          70,708
Income taxes.....................         --           19,634          9,018            --          28,652
                                       -----         --------       --------       -------        --------
Net income.......................      $  --         $ 30,165       $ 11,891       $    --        $ 42,056
                                       =====         ========       ========       =======        ========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED SEPTEMBER 30, 2002
                                            -------------------------------------------------------------------------
                                                                               NON
                                            SYBRON DENTAL    GUARANTOR      GUARANTOR
                                             SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            -------------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)
Cash flows (used in) provided by operating
  activities..............................    $   7,475      $  27,459       $19,766          $(23)       $  54,677
Cash flow from investing activities:
  Capital expenditures....................           --         (7,143)       (8,551)           --          (15,694)
  Proceeds from sales of property, plant,
     and equipment........................           --          1,204            23            --            1,227
  Net payments for business acquired......           --         (8,315)           --            --           (8,315)
  Payments for intangibles................           --         (2,522)       (3,316)           --           (5,838)
                                              ---------      ---------       -------          ----        ---------
     Net cash used in investing
       activities.........................           --        (16,776)      (11,844)           --          (28,620)
Cash flows from financing activities:
  Proceeds from credit facility...........           --        453,500            --            --          453,500
  Principal payments on credit facility...           --       (611,823)           --            --         (611,823)
  Proceed from long-term debt.............           --             --         1,855            --            1,855
  Principal payments on long-term debt....           --           (427)         (250)           --             (677)
  Payment of deferred financing fees......           --        (11,993)           --            --          (11,993)
  Proceed from sale of senior subordinated
     notes................................      150,000             --            --            --          150,000
  Payment of prepayment penalty and
     terminated interest rate swap related
     to refinancing.......................           --         (5,305)           --            --           (5,305)
  Cash received from exercise of stock
     options..............................        1,203             --            --            --            1,203
  Payment of terminated cross currency
     debt swap............................           --         (1,497)           --            --           (1,497)
                                              ---------      ---------       -------          ----        ---------
     Net cash provided by (used in)
       financing activities...............      151,203       (177,545)        1,605            --          (24,737)
Effect of exchange rate changes on cash
  and cash equivalents....................           --             13         2,977            23            3,013
Net change in intercompany balances.......     (158,678)       160,701        (2,023)           --               --
                                              ---------      ---------       -------          ----        ---------
Net (decrease) increase in cash and cash
  equivalents.............................           --         (6,148)       10,481            --            4,333
Cash and cash equivalents at beginning of
  period..................................            1          2,215         6,103            --            8,319
                                              ---------      ---------       -------          ----        ---------
Cash and cash equivalents at end of
  period..................................    $       1      $  (3,933)      $16,584          $ --        $  12,652
                                              =========      =========       =======          ====        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
     interest.............................    $      --      $  24,099       $   175          $ --        $  24,274
                                              =========      =========       =======          ====        =========
  Cash paid during the year for income
     taxes................................    $      --      $  15,856       $10,049          $ --        $  25,905
                                              =========      =========       =======          ====        =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Non-cash charge for the de-designation
     of interest rate swaps...............    $      --      $   3,223       $    --          $ --        $   3,223
                                              =========      =========       =======          ====        =========
  Non-cash charges for the write-off of
     deferred financing fees..............    $      --      $   4,471       $    --          $ --        $   4,471
                                              =========      =========       =======          ====        =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------
                                                                               NON
                                            SYBRON DENTAL    GUARANTOR      GUARANTOR
                                             SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            -------------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)
Cash flows (used in) provided by operating
  activities..............................    $      1        $103,665       $(36,867)        $(89)       $  66,710
Cash flow from investing activities:
  Capital expenditures....................          --         (10,955)        (3,461)          --          (14,416)
  Proceeds from sales of property, plant,
     and equipment........................          --              28             96           --              124
  Net payments for business acquired......          --          (6,500)       (44,998)          --          (51,498)
  Payments for intangibles................          --          (2,240)          (637)          --           (2,877)
                                              --------        --------       --------         ----        ---------
     Net cash used in investing
       activities.........................          --         (19,667)       (49,000)          --          (68,667)
Cash flows from financing activities:
  Proceeds from credit facility...........          --         562,160             --           --          562,160
  Principal payments on credit facility...          --        (539,021)            --           --         (539,021)
  Proceed from long-term debt.............          --              --            937           --              937
  Principal payments on long-term debt....          --            (121)        (1,472)          --           (1,593)
  Payment of deferred financing fees......          --          (5,494)            --           --           (5,494)
  Payment of Apogent dividend.............          --         (67,927)            --           --          (67,927)
  Proceeds from stock offering, net of
     offering costs.......................      49,953              --             --           --           49,953
  Capital contribution from Apogent.......          --           4,612             --           --            4,612
  Cash received from exercise of stock
     options..............................       1,283              --             --           --            1,283
  Net change in advances and loans to
     Apogent..............................          --            (404)            --           --             (404)
  Other...................................       1,433          (1,433)            --           --               --
                                              --------        --------       --------         ----        ---------
     Net cash provided by (used in)
       financing activities...............      52,669         (47,628)          (535)          --            4,506
Effect of exchange rate changes on cash
  and cash equivalents....................          --          (4,114)         4,012           89              (13)
Net change in intercompany balances.......     (52,669)        (30,479)        83,148           --               --
                                              --------        --------       --------         ----        ---------
Net increase in cash and cash
  equivalents.............................           1           1,777            758           --            2,536
Cash and cash equivalents at beginning of
  period..................................          --             438          5,345           --            5,783
                                              --------        --------       --------         ----        ---------
Cash and cash equivalents at end of
  period..................................    $      1        $  2,215       $  6,103         $ --        $   8,319
                                              ========        ========       ========         ====        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for
     interest.............................    $     --        $ 24,437       $    342         $ --        $  24,779
                                              ========        ========       ========         ====        =========
  Cash paid during the year for income
     taxes................................    $     --        $ 11,083       $  9,049         $ --        $  20,132
                                              ========        ========       ========         ====        =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Non-cash dividend to Apogent............    $     --        $ 78,167       $     --         $ --        $  78,167
                                              ========        ========       ========         ====        =========
  Non-cash charges for the write-off of
     deferred financing fees..............    $     --        $    837       $     --         $ --        $     837
                                              ========        ========       ========         ====        =========

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                   -------------------------------------------------------------------------
                                                                      NON
                                   SYBRON DENTAL    GUARANTOR      GUARANTOR
                                    SPECIALTIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------------   ------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
Cash flows provided by operating
  activities.....................      $  --        $  47,650       $19,807         $  --        $  67,457
Cash flow from investing
  activities:
  Capital expenditures...........         --           (6,674)       (5,294)           --          (11,968)
  Proceeds from sales of
     property, plant, and
     equipment...................         --              159           450            --              609
  Net payments for business
     acquired plant, and
     equipment...................         --          (21,398)           --            --          (21,398)
  Payments for intangibles.......         --           (6,083)       (1,142)           --           (7,225)
                                       -----        ---------       -------         -----        ---------
     Net cash used in investing
       activities................         --          (33,996)       (5,986)           --          (39,982)
Cash flows from financing
  activities:
  Proceeds from credit
     facility....................         --          221,760            --            --          221,760
  Principal payments on credit
     facility....................         --         (182,880)           --            --         (182,880)
  Proceed from long-term debt....         --               --            --            --               --
  Principal payments on long-term
     debt........................         --             (204)          (96)           --             (300)
  Payment of Apogent dividend....         --          (58,512)           --            --          (58,512)
  Capital contribution from
     Apogent.....................         --           21,399            --            --           21,399
  Net change in advances and
     loans to Apogent............         --          (20,985)           --            --          (20,985)
  Other..........................        832            2,505        (6,801)           --           (3,464)
                                       -----        ---------       -------         -----        ---------
     Net cash provided by (used
       in) financing
       activities................        832          (16,917)       (6,897)           --          (22,982)
Effect of exchange rate changes
  on cash and cash equivalents...         --             (354)       (4,446)           --           (4,800)
Net change in intercompany
  balances.......................       (832)           2,562        (1,730)           --               --
                                       -----        ---------       -------         -----        ---------
Net (decrease) increase in cash
  and cash equivalents...........         --           (1,055)          748            --             (307)
Cash and cash equivalents at
  beginning of period............         --            1,493         4,597            --            6,090
                                       -----        ---------       -------         -----        ---------
Cash and cash equivalents at end
  of period......................      $  --        $     438       $ 5,345         $  --        $   5,783
                                       =====        =========       =======         =====        =========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for
     interest....................      $  --        $  25,226       $   278         $  --        $  25,504
                                       =====        =========       =======         =====        =========
  Interest received from
     Apogent.....................      $  --        $     852       $    --         $  --        $     852
                                       =====        =========       =======         =====        =========
  Cash paid during the year for
     income taxes................      $  --        $  23,581       $ 4,093         $  --        $  27,674
                                       =====        =========       =======         =====        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference to such information included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 7, 2003 (the "2003 Annual Meeting Proxy Statement"), under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and to the information under the caption "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2003 Annual Meeting Proxy Statement under the captions "Executive Compensation" and "Election of Directors -- Directors' Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2003 Annual Meeting Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Proposal to Approve the Sybron Dental Specialties, Inc. Employee Stock Purchase Plan -- Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2003 Annual Meeting Proxy Statement under the captions "Election of Directors" or "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We have disclosure controls and procedures in place, which are designed to ensure that material information related to SDS, including our consolidated subsidiaries, is made known to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). We review our disclosure controls and procedures regularly and when necessary and make changes to ensure they are effective.

     Within the 90 day period prior the date of this report, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO have concluded that SDS's disclosure controls and procedures are effective in causing material information to be collected and evaluated by the management of the Company on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls after the date of our most recent evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

     1. The consolidated financial statements of Sybron Dental Specialties, Inc. and its subsidiaries filed under Item 8:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    48
Consolidated Balance Sheets as of September 30, 2002 and
  2001......................................................    49
Consolidated Statements of Income for the years ended
  September 30, 2002, 2001 and 2000.........................    50
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended September 30,
  2002, 2001 and 2000.......................................    51
Consolidated Statements of Cash Flows for the years ended
  September 30, 2002, 2001 and 2000.........................    52
Notes to Consolidated Financial Statements..................    54

     2.  Financial Statement Schedules.

     The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   101
Schedule II -- Valuation and Qualifying Accounts............   102

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

December 18, 2002

                                          SYBRON DENTAL SPECIALTIES, INC.

                                          By: /s/ FLOYD W. PICKRELL, JR.
                                            ------------------------------------
                                            Floyd W. Pickrell, Jr.,
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                              TITLE                          DATE
---------                                              -----                          ----
Principal Executive Officer:

/s/ FLOYD W. PICKRELL, JR.            President and Chief Executive Officer     December 18, 2002
------------------------------------
Floyd W. Pickrell, Jr.

Principal Financial Officer and
  Principal Accounting Officer:

/s/ GREGORY D. WALLER                 Vice President -- Finance, Chief          December 18, 2002
------------------------------------  Financial Officer and Treasurer
Gregory D. Waller

All of the members of the Board of
  Directors:

DENNIS B. BROWN*
------------------------------------
Dennis B. Brown

DONALD N. ECKER*
------------------------------------
Donald N. Ecker

ROBERT W. KLEMME*
------------------------------------
Robert W. Klemme

JAMES R. PARKS*
------------------------------------
James R. Parks

FLOYD W. PICKRELL, JR.*
------------------------------------
Floyd W. Pickrell, Jr.

WILLIAM E.B. SIART*
------------------------------------
William E.B. Siart

SIGNATURE                                              TITLE                          DATE
---------                                              -----                          ----

KENNETH F. YONTZ*
------------------------------------
Kenneth F. Yontz

     *By: /s/ GREGORY D. WALLER                                                 December 18, 2002
------------------------------------
         Gregory D. Waller
 Attorney and Agent for each member
of the Board of Directors of Sybron
   Dental Specialties, Inc. under
 Powers of Attorney dated December
              16, 2002

                                 CERTIFICATIONS

I, Floyd W. Pickrell, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Sybron Dental Specialties, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ FLOYD W. PICKRELL, JR.

                                          --------------------------------------
                                                 Chief Executive Officer

Dated: December 18, 2002

I, Gregory D. Waller, certify that:

     1. I have reviewed this annual report on Form 10-K of Sybron Dental Specialties, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ GREGORY D. WALLER

                                          --------------------------------------
                                                 Chief Financial Officer

Dated: December 18, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sybron Dental Specialties, Inc.:

     On November 15, 2002, we reported on the consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/  KPMG LLP

                                          --------------------------------------
                                                         KPMG LLP

Orange County, California
November 15, 2002

                                  SCHEDULE II
                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING     COST AND      OTHER                   BALANCE AT
DESCRIPTION                               OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
-----------                              ----------   ----------   ----------   ----------   -----------
                                                                 (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 2002
Deducted from asset accounts:
  Allowance for doubtful receivables...    $1,657       $  600        $130(d)     $  987 (a)   $1,400
                                           ======       ======        ====        ======       ======
  Inventory reserves...................    $1,544       $2,573        $ 93(d)     $ (264)(b)   $4,474
                                           ======       ======        ====        ======       ======
Legal reserves.........................    $  663       $1,576        $ --        $1,496 (c)   $  743
                                           ======       ======        ====        ======       ======
Restructuring reserve..................    $2,775       $3,666        $ --        $2,311       $4,130
                                           ======       ======        ====        ======       ======
YEAR ENDED SEPTEMBER 30, 2001
Deducted from asset accounts:
  Allowance for doubtful receivables...    $2,056       $1,259        $381(d)     $2,039 (a)   $1,657
                                           ======       ======        ====        ======       ======
  Inventory reserves...................    $4,347       $1,442        $578(d)     $4,823 (b)   $1,544
                                           ======       ======        ====        ======       ======
Legal reserves.........................    $  224       $1,023        $ --        $  584 (c)   $  663
                                           ======       ======        ====        ======       ======
Restructuring reserve..................    $2,403       $2,379        $ --        $2,007 (e)   $2,775
                                           ======       ======        ====        ======       ======
YEAR ENDED SEPTEMBER 30, 2000
Deducted from asset accounts:
  Allowance for doubtful receivables...    $2,578       $  936        $ 16(d)     $1,474 (a)   $2,056
                                           ======       ======        ====        ======       ======
  Inventory reserves...................    $3,211       $2,642        $ --        $1,506 (b)   $4,347
                                           ======       ======        ====        ======       ======
Legal reserves.........................    $  284       $  106        $ --        $  166 (c)   $  224
                                           ======       ======        ====        ======       ======
Restructuring reserve..................    $1,345       $9,328        $ --        $8,270 (f)   $2,403
                                           ======       ======        ====        ======       ======

---------------

Note: Above additions and deductions include the effects of foreign currency rate changes.

(a) Non-collectable accounts written off, net of recoveries.

(b) Inventory written off.

(c) Net disbursements.

(d) Includes reserves of acquired businesses.

(e) Net disbursements include the write-off of $250 for fixed assets.

(f) Net disbursements, including write-off of $7,600 and $200 for inventory and fixed assets, respectively.

                        SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 1-16057)

                                 EXHIBIT INDEX
                                       TO
                        2002 ANNUAL REPORT ON FORM 10-K

EXHIBIT                                                       INCORPORATED HEREIN       FILED
NUMBER                      DESCRIPTION                         BY REFERENCE TO        HEREWITH
-------                     -----------                       -------------------      --------
 2.1      Contribution Agreement, Plan and Agreement of     Exhibit 2.1 to the
          Reorganization and Distribution, dated as of      Registrant's Form 10-K
          November 28, 2000, between Sybron International   for the fiscal year
          Corporation ("Sybron International"), the         ended September 30, 2000
          Registrant and Sybron Dental Management, Inc.     (the "2000 10-K")
          (excluding the forms of the ancillary
          agreements attached thereto as exhibits,
          definitive copies of which are filed as
          Exhibits 2.2 through 2.8 below)
 2.2      General Assignment, Assumption and Agreement      Exhibit 2.2 to the 2000
          Regarding Litigation, Claims and Other            10-K
          Liabilities, dated as of December 11, 2000,
          between Sybron International and the Registrant
 2.3      Trade Name Assignment and Transitional Trade      Exhibit 2.3 to the 2000
          Name Use and License Agreement, dated as of       10-K
          December 11, 2000, between Sybron International
          and the Registrant
 2.4      Insurance Matters Agreement, dated as of          Exhibit 2.4 to the 2000
          December 11, 2000, between Sybron International   10-K
          and the Registrant
 2.5      Employee Benefits Agreement, dated as of          Exhibit 2.5 to the 2000
          December 11, 2000, between Sybron International   10-K
          and the Registrant
 2.6      Tax Sharing and Indemnification Agreement,        Exhibit 2.6 to the 2000
          dated as of December 11, 2000, between Sybron     10-K
          International and the Registrant
 2.8      Confidentiality and Nondisclosure Agreement,      Exhibit 2.8 to the 2000
          dated as of December 11, 2000, between Sybron     10-K
          International and the Registrant
 3.1      (a) Restated Certificate of Incorporation of      Exhibit 3.1 to Amendment
          the Registrant                                    No. 2 to the
                                                            Registrant's
                                                            Registration Statement
                                                            on Form 10/A filed on
                                                            November 9, 2000 (File
                                                            No. 1-16057) (the "Form
                                                            10/A No. 2")
          (b) Certificate of Designation, Preferences and   Exhibit 3.1(b) to the
          Rights of Series A Preferred Stock                2000 10-K
 3.2      Bylaws of the Registrant                          Exhibit 3.2 to the Form
                                                            10/A No. 2
 4.1      Restated Certificate of Incorporation and         Exhibit 3.1 and 3.2
          Bylaws of Registrant                              hereto

EXHIBIT                                                       INCORPORATED HEREIN       FILED
NUMBER                      DESCRIPTION                         BY REFERENCE TO        HEREWITH
-------                     -----------                       -------------------      --------
 4.2      Rights Agreement, dated as of December 8, 2000,   Exhibit 4 to the
          between Registrant and Equiserve Trust Company,   Registrant's Current
          N.A. as Rights Agent, including the Form of       Report on Form 8-K dated
          Certificate of Designation, Preferences and       December 8, 2000 and
          Rights of Series A Preferred Stock (Exhibit A),   filed on December 12,
          Form of Rights Certificate (Exhibit B) and Form   2000
          of Summary of Rights (Exhibit C)
 4.3      Indenture dated as of June 6, 2002, between       Exhibit 4.2 to the
          Registrant, its subsidiary guarantors, and        Registrant's Form 10-Q
          Wilmington Trust Company providing for            for the quarter ended
          Registrant's 8 1/8% Senior Subordinated Notes     June 30, 2002 ("Third
          due 2012                                          Quarter 2002 10-Q")
 4.4      Registration Rights Agreement, dated as of June   Exhibit 4.3 to the Third
          6, 2002, between Registrant, Credit Suisse        Quarter 2002 10-Q
          First Boston Corporation, Lehman Brothers Inc.,
          Goldman, Sachs & Co., Robert W. Baird & Co.
          Incorporated, Credit Lyonnais Securities (USA)
          Inc., Fleet Securities, Inc. and
          Tokyo-Mitsubishi International plc.
 4.5**    Credit Agreement, dated as of June 6, 2002,       Exhibit 4.4 to the Third
          between Registrant and certain of its             Quarter 2002 10-Q
          subsidiaries and Credit Suisse First Boston and
          other lenders
 4.6      Amended and Restated Purchase Agreement dated     Exhibit 4.5 to the Third
          as of May 22, 2002 between Registrant and         Quarter 2002 10-Q
          Credit Suisse First Boston Corporation, Lehman
          Brothers Inc., Goldman, Sachs & Co., Robert W.
          Baird & Co. Incorporated, Credit Lyonnais
          Securities (USA) Inc., Fleet Securities, Inc.
          and Tokyo-Mitsubishi International plc.
10.1*     2000 Long-Term Incentive Plan (As amended by      Exhibit 10.1 to the
          the Board of Directors on February 8, 2002)       Registrant's Form 10-Q
                                                            for the quarter ended
                                                            December 31, 2001
                                                            ("First Quarter 2002
                                                            10-Q")
10.2*     Form of Nonqualified Stock Option Agreement       Exhibit 10.2 to the 2000
          under the 2000 Long-Term Incentive Plan           10-K
10.3*     2000 Outside Directors' Stock Option Plan (As     Exhibit 10.3 to the
          amended by the Board of Directors on February     First Quarter 2002 10-Q
          8, 2002)
10.4*     Form of Director Nonqualified Stock Option        Exhibit 10.4 to the 2000
          Agreement under the 2000 Outside Directors'       10-K
          Stock Option Plan
10.5*     Senior Executive Incentive Compensation Plan      Exhibit A to the
                                                            Registrant's Proxy
                                                            Statement dated Dec. 28,
                                                            2001 for the 2002 Annual
                                                            Meeting of Stockholders
10.6*     Form of Executive Employment Agreement with       Exhibit 10.4 to the Form
          executive officers                                10/A No. 2
10.7*     Form of Indemnification Agreement for directors   Exhibit 10.5 to the Form
          and executive officers                            10/A No. 2
10.8*     Promissory Note in favor of Sybron Dental         Exhibit 10.8 to the 2000
          Specialties, Inc. from Stephen J. Tomassi         10-K

EXHIBIT                                                       INCORPORATED HEREIN       FILED
NUMBER                      DESCRIPTION                         BY REFERENCE TO        HEREWITH
-------                     -----------                       -------------------      --------
10.9      Lease Agreement dated December 21, 1988 between   Exhibit 10(bb) to Sybron
          CPA:7 and CPA:8, as landlord, and Ormco           Corporation's
          Corporation; as tenant                            Registration Statement
                                                            on Form S-1 (No.
                                                            33-24640)
10.10     Lease Agreement dated December 21, 1988 between   Exhibit 10(dd) to Sybron
          CPA:7 and CPA:8, as landlord, and Kerr            Corporation's
          Manufacturing Company, as tenant                  Registration Statement
                                                            on Form S-1 (No.
                                                            33-24640)
10.11     Tenant Agreement dated December 21, 1988          Exhibit 10(rr) to Sybron
          between New England Mutual Life Insurance         Corporation's
          Company, as lender, and CPA:7 and CPA:8, as       Registration Statement
          landlord, and Ormco Corporation, as tenant        on Form S-1 (No.
                                                            33-24640)
10.12     Environmental Risk Agreement dated December 21,   Exhibit 10(xx) to Sybron
          1988 from Sybron Corporation and Ormco            Corporation's
          Corporation, as indemnitors, to New England       Registration Statement
          Mutual Life Insurance Company, as lender, and     on Form S-1 (No.
          CPA:7 and CPA:8, as Borrowers                     33-24640)
10.13     Environmental Risk Agreement dated December 21,   Exhibit 10(zz) to Sybron
          1988 from Sybron Corporation and Kerr             Corporation's
          Manufacturing Company, as indemnitors, to New     Registration Statement
          England Mutual Life Insurance Company, as         on Form S-1 (No.
          lender, and CPA:7 and CPA:8, as Borrowers         33-24640)
10.14*    2001 Long-Term Incentive Plan (As amended by      Exhibit 10.14 to the
          the Board of Directors on February 8, 2002)       First Quarter 2002 10-Q
10.15*    Form of Nonqualified Stock Option Agreement                                   X
          under the 2001 Long-Term Incentive Plan
18        Letter of KPMG LLP Regarding Change in            Exhibit 18.1 to the
          Accounting Principle                              Third Quarter 2002 10-Q
21        Subsidiaries of the Registrant                                                X
23        Consent of KPMG LLP                                                           X
24        Powers of Attorney of Directors of the                                        X
          Registrant
99.1      Chief Executive Officer's certification                                       X
          pursuant to 18 U.S.C. section 1350, as adopted
          pursuant to section 906 of the Sarbanes-Oxley
          Act of 2002
99.2      Chief Financial Officer's certification                                       X
          pursuant to 18 U.S.C. section 1350, as adopted
          pursuant to section 906 of the Sarbanes-Oxley
          Act of 2002

---------------

* Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

** Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.