Form 10-Q
period 2002-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2003-02-14
CIK 1121302

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                                                                  Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

    At February 5, 2003, there were 38,023,246 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                                                            PAGE
                                                                                                                            ----
 PART I    -                                                  FINANCIAL INFORMATION

       Item 1.           Financial Statements.........................................................................         1
                         Consolidated Balance Sheets, December 31, 2002 and September 30, 2002........................         1
                         Consolidated Statements of Income for the three months ended
                              December 31, 2002 and 2001..............................................................         2
                         Consolidated Statement of Stockholders' Equity and Comprehensive Income
                              for the three months ended December 31, 2002............................................         3
                         Consolidated Statements of Cash Flows for the three months ended
                              December 31, 2002 and 2001..............................................................         4
                         Notes to Unaudited Consolidated Financial Statements.........................................         5
       Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........        15
       Item 3.           Quantitative and Qualitative Disclosures about Market Risk...................................        27
       Item 4.           Controls and Procedures......................................................................        29

 PART II   -            OTHER INFORMATION

       Item 4.           Submission of Matters to a Vote of Security Holders..........................................        30
       Item 6.           Exhibits and Reports on Form 8-K.............................................................        30
       Signature......................................................................................................        31
       Certifications.................................................................................................        32
       Exhibit Index..................................................................................................        34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                                 2002              2002
                                                                                             ------------      -------------
                                                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................................     $     21,753      $     12,652
   Accounts receivable (less allowance for doubtful receivables of
      $1,542 and $1,400 at December 31, 2002 and September 30, 2002, respectively) .....           80,591            80,479
   Inventories (note 2) ................................................................           87,292            89,685
   Deferred income taxes ...............................................................            9,010             8,537
   Prepaid expenses and other current assets ...........................................           13,071            14,163
                                                                                             ------------      ------------
      Total current assets .............................................................          211,717           205,516
                                                                                             ------------      ------------
Property, plant and equipment, net of accumulated depreciation of $86,395
   and $85,906 at December 31, 2002 and September 30, 2002, respectively ...............           73,747            75,502
Goodwill ...............................................................................          242,424           241,405
Intangible assets, net .................................................................           17,522            17,711
Deferred income taxes ..................................................................            9,276             6,890
Other assets ...........................................................................           22,050            22,433
                                                                                             ------------      ------------
   Total assets ........................................................................     $    576,736      $    569,457
                                                                                             ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................     $     12,845      $     14,927
   Current portion of long-term debt ...................................................            3,103             3,193
   Income taxes payable ................................................................            6,500             3,389
   Accrued payroll and employee benefits ...............................................           26,242            24,367
   Restructuring reserve (note 3) ......................................................            3,549             4,130
   Deferred income taxes ...............................................................            1,691             1,110
   Accrued rebates .....................................................................            8,428             5,626
   Accrued interest ....................................................................            1,360             4,605
   Other current liabilities ...........................................................            9,860             9,018
                                                                                             ------------      ------------
      Total current liabilities ........................................................           73,578            70,365
                                                                                             ------------      ------------
Long-term debt .........................................................................          177,907           187,644
Senior subordinated notes ..............................................................          150,000           150,000
Deferred income taxes ..................................................................           18,000            18,334
Other liabilities ......................................................................           17,637            11,971
Commitments and contingent liabilities:
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding .....               --                --
   Common stock, $.01 par value; authorized 250,000,000 shares,
      37,992,275 and 37,989,202 issued and outstanding at December 31, 2002
      and September 30, 2002, respectively .............................................              380               380
   Additional paid-in capital ..........................................................           70,373            70,329
   Retained earnings ...................................................................           78,157            68,592
   Accumulated other comprehensive loss ................................................           (9,296)           (8,158)
                                                                                             ------------      ------------
      Total stockholders' equity .......................................................          139,614           131,143
                                                                                             ------------      ------------
      Total liabilities and stockholders' equity .......................................     $    576,736      $    569,457
                                                                                             ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Net sales ........................................................     $    120,149      $     97,765
Cost of sales ....................................................           55,574            43,072
                                                                       ------------      ------------
Gross profit .....................................................           64,575            54,693
Selling, general and administrative expenses .....................           42,714            32,663
Amortization of goodwill and other intangible assets .............              404             2,518
                                                                       ------------      ------------
      Total selling, general and
         administrative expenses .................................           43,118            35,181
                                                                       ------------      ------------
Operating income .................................................           21,457            19,512
Other income (expense):
   Interest expense ..............................................           (5,576)           (7,113)
   Amortization of deferred financing fees .......................             (421)             (232)
   Other, net ....................................................              (33)              133
                                                                       ------------      ------------
Income before income taxes .......................................           15,427            12,300
Income taxes .....................................................            5,862             4,797
                                                                       ------------      ------------
      Net income .................................................     $      9,565      $      7,503
                                                                       ============      ============

Basic earnings per share (note 5) ................................     $       0.25      $       0.20
                                                                       ============      ============

Diluted earnings per share (note 5) ..............................     $       0.25      $       0.19
                                                                       ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)


                                        COMMON STOCK                                      ACCUMULATED
                                  -------------------------   ADDITIONAL                    OTHER          TOTAL           TOTAL
                                   NUMBER OF                   PAID-IN       RETAINED    COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                                    SHARES      PAR VALUE      CAPITAL       EARNINGS    INCOME (LOSS)     EQUITY         INCOME
                                  -----------  ------------  ------------  ------------  -------------  ------------   -------------
                                                              (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

Balance at September 30, 2002 ..   37,989,202  $        380  $     70,329  $     68,592  $     (8,158)  $    131,143
Comprehensive income:
   Net income ..................           --            --            --         9,565            --          9,565   $      9,565
   Translation adjustment ......           --            --            --            --          (261)          (261)          (261)
   Unrealized loss on
     derivative instruments ....           --            --            --            --          (877)          (877)          (877)
                                  -----------  ------------  ------------  ------------  ------------   ------------   ------------
Total comprehensive income .....           --            --            --         9,565        (1,138)                 $      8,427
                                                                                                                       ============
Issuance of common stock
   from options exercised,
   including tax benefit .......        3,073            --            44            --            --             44
                                  -----------  ------------  ------------  ------------  ------------   ------------
Balance at December 31, 2002 ...   37,992,275  $        380  $     70,373  $     78,157  $     (9,296)  $    139,614
                                  ===========  ============  ============  ============  ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------
                                                                                          (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................................     $      9,565      $      7,503
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation ..........................................................            2,851             2,817
      Amortization of goodwill and other intangible assets ..................              404             2,518
      Amortization of deferred financing fees ...............................              421               232
      Loss (gain) on sales of property, plant and equipment .................              206              (205)
      Provision for losses on doubtful receivables ..........................              209                91
      Inventory provisions ..................................................            1,082               746
      Deferred income taxes .................................................           (2,612)            1,122
      Tax benefit from issuance of stock under employee stock plan ..........               --                55
   Changes in assets and liabilities, net of effects of businesses acquired:
      (Increase)/decrease in accounts receivable ............................             (254)           20,675
      (Increase)/decrease in inventories ....................................            1,888            (9,302)
      (Increase)/decrease in prepaid expenses and other current assets ......              671            (2,388)
      Decrease in accounts payable ..........................................           (2,082)           (6,174)
      Increase in income taxes payable ......................................            3,111               184
      Increase/(decrease) in accrued payroll and employee benefits ..........            1,875            (5,860)
      Decrease in restructuring reserve .....................................             (581)              (85)
      Decrease in accrued interest ..........................................           (3,245)             (204)
      Increase/(decrease) in other current liabilities ......................            3,644            (1,941)
      Net change in other assets and liabilities ............................            4,942            (1,542)
                                                                                  ------------      ------------
         Net cash provided by operating activities ..........................           22,095             8,242
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .....................................................             (730)           (3,286)
   Proceeds from sales of property, plant, and equipment ....................                6               497
   Payments for intangibles .................................................             (364)             (446)
                                                                                  ------------      ------------
         Net cash used in investing activities ..............................           (1,088)           (3,235)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility ............................................           36,500            78,000
   Principal payments on credit facility ....................................          (45,387)          (82,933)
   Proceeds from long-term debt .............................................              846               749
   Principal payments on long-term debt .....................................           (1,866)             (357)
   Payment of deferred financing fees .......................................             (473)               --
   Cash received from exercise of stock options .............................               44               199
                                                                                  ------------      ------------
         Net cash used in financing activities ..............................          (10,336)           (4,342)
                                                                                  ------------      ------------
Effect of exchange rate changes on cash and cash equivalents ................           (1,570)             (130)
Net increase in cash and cash equivalents ...................................            9,101               535
Cash and cash equivalents at beginning of period ............................           12,652             8,319
                                                                                  ------------      ------------
Cash and cash equivalents at end of period ..................................     $     21,753      $      8,854
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .................................     $      9,257      $      7,235
                                                                                  ============      ============
   Cash paid during the period for income taxes .............................     $      2,774      $      4,659
                                                                                  ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1. OVERVIEW AND BASIS OF PRESENTATION

    Sybron Dental Specialties, Inc. ("SDS" or the "Company") was incorporated in Delaware on July 17, 2000. The Company was created to effect the spin-off by Apogent Technologies Inc. ("Apogent") of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to SDS, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. ("SDM"), which owned, directly or indirectly, the stock or other equity interest in the subsidiaries that held substantially all of the assets and liabilities of Apogent's then dental business. Apogent then distributed to its shareholders, by means of pro rata distribution, all of the Company's outstanding common stock together with related preferred stock purchase rights (the "spin-off"). As a result, SDS became an independent, publicly traded company. The subsidiaries of SDS market their products under brand names such as Kerr(R), Hawe(R), Herculite(TM), Prodigy(R), Tytin(R), Demetron(R), Ormco(R), Straight-Wire(R), inspire!(R), AOA(TM), Damon(TM), Diamond(R), Metrex(R) and Metricide(R), which are well recognized in the dental, orthodontics and infection prevention industries.

    Prior to October 1, 2002, SDS had three business segments: a) Professional Dental, b) Orthodontics and c) Infection Prevention. Effective October 1, 2002, the Company consolidated its Infection Prevention segment into its Professional Dental segment to reduce costs and coordinate marketing efforts for its infection prevention products. As a result, all financial information presented in this quarterly report combines the historical information of the Infection Prevention and Professional Dental business segments into one reporting segment.

    The reported net sales of the Company's Professional Dental and Orthodontics segments were impacted by the transfer made by the Company between those segments, in the fiscal quarter ending December 31, 2002, of its stainless steel endodontic product line. While the responsibility for the sales and marketing of those products was handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in the Professional Dental business segment. In the first quarter of the Company's 2003 fiscal year it transferred the reporting of those sales to the Orthodontics business segment. While the transfer impacted the respective results of operations reported for the Professional Dental and Orthodontics segments, there was no impact on the Company's consolidated results of operations for the quarter.

    The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarter ended December 31, 2002 and 2001 refer to the first quarters of fiscal years 2003 and 2002, respectively. We have reclassified certain prior year data to conform to the 2003 presentation.

    In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in notes 3 and 7 below, all such adjustments were of a normal recurring nature. The results for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. Because certain disclosures have been omitted from these statements, this information should only be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2. INVENTORIES

         Inventories at December 31, 2002 and September 30, 2002 are presented below.

                                               DECEMBER 31,      SEPTEMBER 30,
                                                   2002              2002
                                               ------------      -------------

         Raw materials and supplies ......     $     19,761      $     23,169
         Work in process .................           22,497            23,888
         Finished goods ..................           50,013            47,102
         Inventory reserves ..............           (4,979)           (4,474)
                                               ------------      ------------
                                               $     87,292      $     89,685
                                               ============      ============

3. RESTRUCTURING CHARGES

    In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax) consisting primarily of severance and termination costs associated with the planned termination of the employment of 71 employees employed at certain of the Company's European facilities, as a result of the consolidation of those European facilities into the Company's Hawe Neos facility in Switzerland. Of the $3,666 in restructuring charges, approximately $3,064 are cash charges related to severance and contractual obligations, $300 is a cash charge for an additional potential tax liability included in income taxes payable, while the balance of approximately $302 are non-cash charges. The Company expects to complete the majority of the 2002 restructuring plan by the 2003 fiscal year end.

    In September 2001, the Company recorded a restructuring charge of approximately $2,400 ($1,500 after tax) consisting primarily of the severance and termination costs associated with the termination of the employment of 63 employees that were employed at Ormco's San Diego, California manufacturing facility, as a result of the closing of the facility. The Company completed the closing of the facility as of June 30, 2002 and finalized all remaining costs. Work previously performed at the facility was absorbed into the Glendora, California facility. The proceeds (approximately $5,265) from the sale of the facility (which was completed on January 31, 2003) offset the amount of the restructuring charge. The Company used the proceeds from the sale to pay down debt.

    In June 1998, SDS recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

The 2002 restructuring charge activity since September 2002 and its components are as follows:

                                                LEASE     SHUT-DOWN  INVENTORY    FIXED              CONTRACTUAL
                                    SEVERANCE  PAYMENTS     COSTS    WRITE-OFF   ASSETS       TAX    OBLIGATIONS   OTHER      TOTAL
                                    ---------  --------   ---------  ---------   -------    -------  -----------  -------    -------
                                       (a)       (b)         (b)        (c)        (c)        (d)        (e)

2002 Restructuring Charge .......    $ 2,347    $   332    $    --    $   106    $   196    $   300    $   229    $   156    $ 3,666
Fiscal 2002 Non-Cash Charges ....         70         --         --         --         --         --         --         43        113
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 2002 Balance ......      2,277        332         --        106        196        300        229        113      3,553
Fiscal 2003 Cash Payments .......        254         --         --         --         --         --         --         23        277
Fiscal 2003 Non-Cash Payments ...         --         --         --        106        196         --         --         --        302
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
December 31, 2002 Balance .......    $ 2,023    $   332    $    --    $    --    $    --    $   300    $   229    $    90    $ 2,974
                                     =======    =======    =======    =======    =======    =======    =======    =======    =======

The 2001 restructuring charge activity since September 2001 and its components are as follows:

                                                LEASE     SHUT-DOWN  INVENTORY    FIXED             CONTRACTUAL
                                    SEVERANCE  PAYMENTS     COSTS    WRITE-OFF   ASSETS      TAX    OBLIGATIONS   OTHER      TOTAL
                                    ---------  --------   ---------  ---------   -------   -------  -----------  -------    -------
                                       (a)       (b)         (b)        (c)        (c)       (d)        (e)

2001 Restructuring Charge .......    $ 1,050    $    --    $    --    $    --    $   250    $    --    $   775    $   325    $ 2,400
Fiscal 2001 Non-Cash Charges ....         --         --         --         --        250         --        100        300        650
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 2001 Balance ......      1,050         --         --         --         --         --        675         25      1,750
Fiscal 2002 Cash Payments .......        875         --         --         --         --         --        600         --      1,475
Fiscal 2002 Non-Cash Payments ...         --         --         --         --         50         --         75         25        150
Adjustments .....................        175         --         --         --        (50)        --         --         --        125
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 2002 and
  December 31, 2002 Balance .....    $    --    $    --    $    --    $    --    $    --    $    --    $    --    $    --    $    --
                                     =======    =======    =======    =======    =======    =======    =======    =======    =======

The 1998 restructuring charge activity since June 1998 and its components are as follows:

                                                LEASE     SHUT-DOWN  INVENTORY    FIXED             CONTRACTUAL
                                    SEVERANCE  PAYMENTS     COSTS    WRITE-OFF   ASSETS      TAX    OBLIGATIONS   OTHER      TOTAL
                                    ---------  --------   ---------  ---------   -------   -------  -----------  -------    -------
                                       (a)       (b)         (b)        (c)        (c)       (d)        (e)

1998 Restructuring Charge .......    $ 4,300    $   300    $   400    $ 4,600    $ 1,300    $   700    $   900    $ 2,100    $14,600
Fiscal 1998 Cash Payments .......      1,800         --        100         --         --         --        300      1,400      3,600
Fiscal 1998 Non-Cash Charges ....         --         --         --      4,600      1,300         --         --         --      5,900
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 1998 Balance ......      2,500        300        300         --         --        700        600        700      5,100
Fiscal 1999 Cash Payments .......      1,300        300        300         --         --         --        300        400      2,600
Adjustments (a) .................      1,200         --         --         --         --         --         --         --      1,200
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 1999 Balance ......         --         --         --         --         --        700        300        300      1,300
Fiscal 2000 Cash Payments .......         --         --         --         --         --         --        300        100        400
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 2000 and
September 30, 2001 Balance ......         --         --         --         --         --        700         --        200        900
Fiscal 2002 Cash Payments .......         --         --         --         --         --         --         --         16         16
Fiscal 2002 Non-Cash Payments ...         --         --         --         --         --         --         --          7          7
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
September 30, 2002 Balance ......         --         --         --         --         --        700         --        177        877
Fiscal 2003 Non-Cash Changes ....         --         --         --         --         --         --         --          2          2
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
December 31, 2002 Balance .......    $    --    $    --    $    --    $    --    $    --    $   700    $    --    $   175    $   875
                                     =======    =======    =======    =======    =======    =======    =======    =======    =======

(a) The 2002 restructuring charge consists primarily of the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company plans to terminate as a result of the 2002 European restructuring plan. As of December 31, 2002, the employment of 15 of those 71 employees has been terminated. The 2001 restructuring charge represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated as a result of the 2001 restructuring plan. As of December 31, 2002, all of the employment terminations were completed under the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The proceeds (approximately $5,265) from the sale of the Ormco San Diego facility (which closed on January 31, 2003) offset the costs of closing the facility. The 1998 restructuring charge represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b) Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) The 2002 charge represents $300 in additional potential tax liability included in income taxes payable. The 1998 charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)      Amount represents certain terminated contractual obligations.

4. SEGMENT INFORMATION

    The Company's operating subsidiaries are engaged in the manufacture and sale of dental, orthodontics and infection prevention products in the United States and other countries. Effective October 1, 2002, the Company consolidated the Infection Prevention segment into the Professional Dental segment and also transferred the reporting of the sales of its endodontic product line from its Professional Dental segment to its Orthodontics segment. The prior period information on the business segments has been adjusted to reflect the consolidation of the Infection Prevention and Professional Dental segments. The prior period information was not adjusted to reflect the transfer of the endodontic product line.

    Information on these business segments is summarized as follows:

                                                       PROFESSIONAL
                                                          DENTAL        ORTHODONTICS     ELIMINATIONS       TOTAL SDS
                                                       ------------     ------------     ------------      ------------
THREE MONTHS ENDED DECEMBER 31, 2002
Revenues:
   External customer .............................     $     70,928     $     49,221     $         --      $    120,149
   Intersegment ..................................            1,927            2,624           (4,551)               --
                                                       ------------     ------------     ------------      ------------
     Total revenues ..............................     $     72,855     $     51,845     $     (4,551)     $    120,149
                                                       ============     ============     ============      ============
Gross profit .....................................           38,403           26,172               --            64,575
Selling, general and administrative expenses .....           24,629           18,489               --            43,118
Operating income .................................           13,774            7,683               --            21,457
Segment assets ...................................          399,699          177,037               --           576,736

THREE MONTHS ENDED DECEMBER 31, 2001
Revenues:
   External customer .............................     $     57,686     $     40,079     $         --      $     97,765
   Intersegment ..................................              330            1,795           (2,125)               --
                                                       ------------     ------------     ------------      ------------
     Total revenues ..............................     $     58,016     $     41,874     $     (2,125)     $     97,765
                                                       ============     ============     ============      ============
Gross profit .....................................           32,827           21,866               --            54,693
Selling, general and administrative expenses .....           18,857           16,324               --            35,181
Operating income .................................           13,970            5,542               --            19,512

5. EARNINGS PER SHARE

    Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. The basic weighted average number of shares outstanding was 37,989,646 and 37,894,531 for the quarters ended December 31, 2002 and 2001, respectively. The number of incremental diluted shares was 268,948 and 1,386,307 for the quarters ended December 31, 2002 and 2001, respectively, which represent the dilutive effect of options outstanding. The number of shares issuable upon the exercise of stock options which were not included in the calculation because they were anti-dilutive, was 3,908,151 at a weighted average exercise price of $15.69 per share in the quarter ended December 31, 2002. There were no anti-dilutive shares for the quarter ended December 31, 2001.

6. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Company's domestic subsidiaries are guarantors of the Company's 8 1/8% senior subordinated notes due 2012, on an unsecured senior subordinated basis. Except to the extent necessary to avoid a fraudulent conveyance, the note guarantees are full and unconditional. The notes and the subsidiary guarantees are unsecured and subordinated to all of the Company's and the Company's guarantor subsidiaries' existing and future unsubordinated debt, including debt under the credit facility entered into on June 6, 2002.

    Below are the unaudited condensed consolidating balance sheets as of December 31, 2002 and September 30, 2002, statements of operations for the three months ended December 31, 2002 and 2001, and statements of cash flows for the three months ended December 31, 2002 and 2001, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the 8 1/8% senior subordinated notes.

    Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted by subsidiaries of the Company with other subsidiaries or with the Company.

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         AS OF DECEMBER 31, 2002
                                            --------------------------------------------------------------------------------
                                                                                   NON
                                            SYBRON DENTAL      GUARANTOR        GUARANTOR
                                             SPECIALTIES      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------    ------------     ------------

                                                           ASSETS

Current assets:
   Cash and equivalents ................     $         1      $       461      $    21,291     $        --      $    21,753
   Account receivable, net .............              --           46,472           34,119              --           80,591
   Inventories, net ....................              --           61,773           25,519              --           87,292
   Other current assets ................              --           18,486            3,595              --           22,081
                                             -----------      -----------      -----------     -----------      -----------
        Total current assets ...........               1          127,192           84,524              --          211,717
Property, plant and equipment, net .....              --           34,135           39,612              --           73,747
Goodwill ...............................              --          192,771           49,653              --          242,424
Intangible assets, net .................              --           17,349              173              --           17,522
Deferred income taxes ..................              --            9,276               --              --            9,276
Investment in subsidiaries
   and intercompany balances ...........         212,222         (225,775)          90,842         (77,289)              --
Other assets ...........................              --           19,816            2,234              --           22,050
                                             -----------      -----------      -----------     -----------      -----------
        Total assets ...................     $   212,223      $   174,764      $   267,038     $   (77,289)     $   576,736
                                             ===========      ===========      ===========     ===========      ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable .....................     $        --      $     8,795      $     4,050     $        --      $    12,845
   Current portion of long-term debt ...              --            1,676            1,427              --            3,103
   Income taxes payable ................            (283)           1,232            5,216             335            6,500
   Accrued expenses and other
      current liabilities ..............              --           36,740           14,390              --           51,130
                                             -----------      -----------      -----------     -----------      -----------
        Total current liabilities ......            (283)          48,443           25,083             335           73,578
Long-term debt .........................              --          174,050            3,857              --          177,907
Senior subordinated notes ..............         150,000               --               --              --          150,000
Deferred income taxes ..................              --           17,380              620              --           18,000
Other liabilities ......................              --           17,012              625              --           17,637
Commitments and contingent
   liabilities:
   Stockholders' equity:
      Preferred stock ..................              --               --               --              --               --
      Common stock .....................             380            3,944            7,081         (11,025)             380
Additional paid-in capital .............          51,104          (53,901)         136,637         (63,467)          70,373
Retained earnings ......................          11,022          (15,571)          85,928          (3,222)          78,157
Accumulated other
   comprehensive income (loss) .........              --          (16,593)           7,207              90           (9,296)
                                             -----------      -----------      -----------     -----------      -----------
        Total stockholders' equity .....          62,506          (82,121)         236,853         (77,624)         139,614
                                             -----------      -----------      -----------     -----------      -----------
        Total liabilities and
           stockholders' equity ........     $   212,223      $   174,764      $   267,038     $   (77,289)     $   576,736
                                             ===========      ===========      ===========     ===========      ===========

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                        AS OF SEPTEMBER 30, 2002
                                            --------------------------------------------------------------------------------
                                                                                   NON
                                            SYBRON DENTAL      GUARANTOR        GUARANTOR
                                             SPECIALTIES      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------    ------------     ------------

                                                           ASSETS

Current assets:
   Cash and equivalents ................     $         1      $    (3,933)     $    16,584     $        --      $    12,652
   Account receivable, net .............              --           47,179           33,300              --           80,479
   Inventories, net ....................              --           64,416           25,269              --           89,685
   Other current assets ................              --           18,759            3,941              --           22,700
                                             -----------      -----------      -----------     -----------      -----------
        Total current assets ...........               1          126,421           79,094              --          205,516
Property, plant and equipment, net .....              --           35,597           39,905              --           75,502
Goodwill ...............................              --          192,611           48,794              --          241,405
Intangible assets, net .................              --           17,531              180              --           17,711
Deferred income taxes ..................              --            6,890               --              --            6,890
Investment in subsidiaries
   and intercompany balances ...........         212,178         (213,162)          88,935         (87,951)              --
Other assets ...........................              --           20,301            2,132              --           22,433
                                             -----------      -----------      -----------     -----------      -----------
        Total assets ...................     $   212,179      $   186,189      $   259,040     $   (87,951)     $   569,457
                                             ===========      ===========      ===========     ===========      ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable .....................     $        --      $     9,349      $     5,578     $        --      $    14,927
   Current portion of long-term debt ...              --            1,833            1,360              --            3,193
   Income taxes payable ................            (283)          (1,986)           5,281             377            3,389
   Accrued expenses and other
      current liabilities ..............              --           33,947           14,909              --           48,856
                                             -----------      -----------      -----------     -----------      -----------
        Total current liabilities ......            (283)          43,143           27,128             377           70,365
Long-term debt .........................              --          182,806            4,838              --          187,644
Senior subordinated notes ..............         150,000               --               --              --          150,000
Deferred income taxes ..................              --           17,728              606              --           18,334
Other liabilities ......................              --           11,356              615              --           11,971
Commitments and contingent
   liabilities:
   Stockholders' equity:
      Preferred stock ..................              --               --               --              --               --
      Common stock .....................             380            3,944            7,081         (11,025)             380
Additional paid-in capital .............          51,060          (42,389)         135,787         (74,129)          70,329
Retained earnings ......................          11,022          (16,653)          77,510          (3,287)          68,592
Accumulated other
   comprehensive income (loss) .........              --          (13,746)           5,475             113           (8,158)
                                             -----------      -----------      -----------     -----------      -----------
        Total stockholders' equity .....          62,462          (68,844)         225,853         (88,328)         131,143
                                             -----------      -----------      -----------     -----------      -----------
        Total liabilities and
           stockholders' equity ........     $   212,179      $   186,189      $   259,040     $   (87,951)     $   569,457
                                             ===========      ===========      ===========     ===========      ===========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                            --------------------------------------------------------------------------------
                                                                                   NON
                                            SYBRON DENTAL      GUARANTOR        GUARANTOR
                                             SPECIALTIES      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------    ------------     ------------

Net sales ..............................     $        --      $    70,411      $    54,289     $    (4,551)     $   120,149
Cost of sales ..........................              --           30,860           29,265          (4,551)          55,574
                                             -----------      -----------      -----------     -----------      -----------
Gross profit ...........................              --           39,551           25,024              --           64,575
Selling, general and
   administrative expenses .............              --           30,689           12,452             (23)          43,118
                                             -----------      -----------      -----------     -----------      -----------

Operating income .......................              --            8,862           12,572              23           21,457
Other income (expense):
   Interest expense ....................            (609)          (4,885)             (82)             --           (5,576)
   Other, net ..........................             609              (88)            (975)             --             (454)
                                             -----------      -----------      -----------     -----------      -----------
Income before income taxes .............              --            3,889           11,515              23           15,427
Income taxes ...........................              --            2,807            3,097             (42)           5,862
                                             -----------      -----------      -----------     -----------      -----------
Net income .............................     $        --      $     1,082      $     8,418     $        65      $     9,565
                                             ===========      ===========      ===========     ===========      ===========

                                                             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                            --------------------------------------------------------------------------------
                                                                                   NON
                                            SYBRON DENTAL      GUARANTOR        GUARANTOR
                                             SPECIALTIES      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------    ------------     ------------

Net sales ..............................     $        --      $    56,424      $    43,466     $    (2,125)     $    97,765
Cost of sales ..........................              --           19,006           26,164          (2,098)          43,072
                                             -----------      -----------      -----------     -----------      -----------
Gross profit ...........................              --           37,418           17,302             (27)          54,693
Selling, general and
   administrative expenses .............              --           24,165           11,041             (25)          35,181
                                             -----------      -----------      -----------     -----------      -----------
Operating income .......................              --           13,253            6,261              (2)          19,512
Other income (expense):
   Interest expense ....................              --           (7,039)             (74)             --           (7,113)
   Other, net ..........................              --              834             (933)             --              (99)
                                             -----------      -----------      -----------     -----------      -----------
Income before income taxes .............              --            7,048            5,254              (2)          12,300
Income taxes ...........................              --            2,916            2,238            (357)           4,797
                                             -----------      -----------      -----------     -----------      -----------
Net income .............................     $        --      $     4,132      $     3,016     $       355      $     7,503
                                             ===========      ===========      ===========     ===========      ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                            --------------------------------------------------------------------------------
                                                                                   NON
                                            SYBRON DENTAL      GUARANTOR        GUARANTOR
                                             SPECIALTIES      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------    ------------     ------------

Cash flows provided by
   operating activities ................     $        --      $    14,546      $     7,526     $        23      $    22,095
Cash flows from investing activities:
   Capital expenditures ................              --             (505)            (225)             --             (730)
   Proceeds from sales of property,
      plant, and equipment .............              --               --                6              --                6
   Payments for intangibles ............              --             (347)             (17)             --             (364)
                                             -----------      -----------      -----------     -----------      -----------
      Net cash used in
        investing activities ...........              --             (852)            (236)             --           (1,088)
Cash flows from financing activities:
   Proceeds from credit facility .......              --           36,500               --              --           36,500
   Principal payments on credit
      facility .........................              --          (45,387)              --              --          (45,387)
   Proceeds from long-term debt ........              --               34              812              --              846
   Principal payments on long-term
      debt .............................              --              (19)          (1,847)             --           (1,866)
   Payment of deferred financing fees ..              --             (473)              --              --             (473)
   Cash received from exercise of
      stock options ....................              44               --               --              --               44
                                             -----------      -----------      -----------     -----------      -----------
      Net cash provided by (used in)
        financing activities ...........              44           (9,345)          (1,035)             --          (10,336)
Effect of exchange rate changes on
   cash and cash equivalents ...........              --           (1,889)             342             (23)          (1,570)
Net change in intercompany
   balances ............................             (44)           1,934           (1,890)             --               --
                                             -----------      -----------      -----------     -----------      -----------
Net increase in cash and
   cash equivalents ....................              --            4,394            4,707              --            9,101
Cash and cash equivalents at
   beginning of period .................               1           (3,933)          16,584              --           12,652
                                             -----------      -----------      -----------     -----------      -----------
Cash and cash equivalents at
   end of period .......................     $         1      $       461      $    21,291     $        --      $    21,753
                                             ===========      ===========      ===========     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for
      interest .........................     $        --      $     9,208      $        49     $        --      $     9,257
                                             ===========      ===========      ===========     ===========      ===========
   Cash paid during the period for
      income taxes .....................     $        --      $       186      $     2,588     $        --      $     2,774
                                             ===========      ===========      ===========     ===========      ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                            --------------------------------------------------------------------------------
                                                                                   NON
                                            SYBRON DENTAL      GUARANTOR        GUARANTOR
                                             SPECIALTIES      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                            -------------     ------------     ------------    ------------     ------------

Cash flows provided by
   operating activities ................     $        --      $     3,894      $     4,349     $        (1)     $     8,242
Cash flows from investing activities:
   Capital expenditures ................              --           (1,001)          (2,285)             --           (3,286)
   Proceeds from sales of property,
      plant, and equipment .............              --              494                3              --              497
   Payments for intangibles ............              --             (446)              --              --             (446)
                                             -----------      -----------      -----------     -----------      -----------
      Net cash used in
        investing activities ...........              --             (953)          (2,282)             --           (3,235)
Cash flows from financing activities:
   Proceeds from credit facility .......              --           78,000               --                           78,000
   Principal payments on credit
      facility .........................              --          (82,933)              --              --          (82,933)
   Proceeds from long-term debt ........              --               --              749              --              749
   Principal payments on long-term
      debt .............................              --             (301)             (56)             --             (357)
   Proceeds from the exercise of
      stock option .....................             199               --               --              --              199
                                             -----------      -----------      -----------     -----------      -----------
      Net cash provided by (used in)
        financing activities ...........             199           (5,234)             693              --           (4,342)
Effect of exchange rate changes on
   cash and cash equivalents ...........              --              424             (555)              1             (130)
Net change in intercompany
   balances ............................            (199)          (2,280)           2,479              --               --
                                             -----------      -----------      -----------     -----------      -----------
Net increase (decrease) in cash and
   cash equivalents ....................              --           (4,149)           4,684              --              535
Cash and cash equivalents at
   beginning of period .................               1            2,215            6,103              --            8,319
                                             -----------      -----------      -----------     -----------      -----------
Cash and cash equivalents at
   end of period .......................     $         1      $    (1,934)     $    10,787     $        --      $     8,854
                                             ===========      ===========      ===========     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for
      interest .........................     $        --      $     7,235      $        --     $        --      $     7,235
                                             ===========      ===========      ===========     ===========      ===========
   Cash paid during the period for
      income taxes .....................     $        --      $     3,159      $     1,500     $        --      $     4,659
                                             ===========      ===========      ===========     ===========      ===========

7. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

    The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of October 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.

Intangible Assets

    The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company did not record any impairment charge upon the adoption of SFAS No. 142.

Goodwill

    In connection with SFAS No. 142's transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, October 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2002. The Company then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company has determined that no goodwill impairment was indicated as of October 1, 2002.

    The Company recorded goodwill amortization expense in the amount of $2,173 for the three months ended December 31, 2001. No goodwill amortization expense was recorded for the three months ended December 31, 2002.

Tables

    The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in fiscal 2002:

                                                              FOR THE THREE MONTHS
                                                             ENDED DECEMBER 31, 2001
                                                             -----------------------

         Reported net income ..............................     $      7,503
         Add back: goodwill amortization, net of taxes ....            1,326
                                                                ------------
           Adjusted net income ............................     $      8,829

         Reported basic earnings per share ................     $       0.20
         Add back: goodwill amortization, net of taxes ....             0.03
                                                                ------------
           Adjusted basic earnings per share ..............     $       0.23

         Reported diluted earnings per share ..............     $       0.19
         Add back: goodwill amortization, net of taxes ....             0.03
                                                                ------------
           Adjusted diluted earnings per share ............     $       0.22

    SFAS No. 141 and SFAS No. 142 also require that the Company disclose the following information related to its intangible assets still subject to amortization. The following table details the balances of the amortizable intangible assets as of December 31, 2002:

                                           GROSS CARRYING    ACCUMULATED      NET CARRYING
                                               AMOUNT        AMORTIZATION        AMOUNT
                                           --------------    ------------     ------------

         Proprietary technology .......     $     14,588     $      8,479     $      6,109
         Other ........................     $     16,310     $     14,490     $      1,820

    Additionally, SFAS No. 142 requires that the Company disclose the estimated intangible asset amortization for each of the five twelve month periods subsequent to December 31, 2002. The following table represents the estimated amortization (calculated as of December 31, 2002) for each of the five twelve month periods ending as of the date indicated:

                                                                Twelve Month Periods Ending as of December 31
                                                        2003         2004         2005         2006         2007
                                                      --------     --------     --------     --------     --------

         Amortization of intangible assets ......     $  1,043     $  1,008     $    824     $    729     $    696

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When we use the terms "SDS," "we," "us," "Company," or "our" in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent's dental business prior to the spin-off. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2002 and 2001 refer to the first quarters of fiscal 2003 and 2002, respectively.

GENERAL

    We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment, as well as a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. On October 1, 2002, we consolidated our Infection Prevention segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products. As a result of this consolidation, our subsidiaries now operate in two business segments:

        o Professional Dental. We develop and manufacture a comprehensive line of branded dental consumable products and consumable infection prevention products sold through independent distributors to the dental industry worldwide as well as to medical markets; and

        o Orthodontics. We develop, manufacture, and market an array of consumable orthodontic products and endodontic products to orthodontic and endodontic specialists worldwide.

    Our primary subsidiaries in each of our business segments are as follows:

                          PROFESSIONAL DENTAL                     ORTHODONTICS
                          -------------------                     ------------

                          Kerr Corporation                        Ormco Corporation
                          Kerr Italia S.p.A.                      Ormco B.V.
                          Sybron Canada Limited                   Ormodent Group
                          Pinnacle Products, Inc.                 Allesee Orthodontic Appliances, Inc.
                          Hawe Neos Holdings S.A.
                          Metrex Research Corporation

    It is our goal to become a premier global supplier of high quality dental products. Key elements of our strategy to achieve this goal are: a focus on developing innovative products, a consistent effort to improve our efficiency, a constant attempt to increase revenue opportunities within the existing marketplace and expand the marketplace through product innovation, and the pursuit of strategic acquisitions, while continuing to focus on debt reduction strategies.

RESULTS OF OPERATIONS

   OVERVIEW

    Our net sales for the fiscal quarter ended December 31, 2002 increased by 22.9% from the corresponding fiscal 2002 period. Operating income for the first quarter of fiscal 2003 increased by 10% from the corresponding fiscal 2002 period.

    Our domestic sales for the quarter ended December 31, 2002 increased by 24.1% from the corresponding fiscal 2002 period. International sales increased by 21.3% for the quarter from the corresponding fiscal 2002 period. Without the effect of currency fluctuations, international sales growth would have been 14.1% for the quarter from the corresponding fiscal 2002 period.

    We believe that our increase in revenue is a result, in part of the changes we made throughout our organization in the second half of the last fiscal year, the introduction of our new LED curing light and the increased average tenure of our sales force in the United States for our Orthodontics segment. The amount of the increase, when compared to the corresponding prior year period, is magnified by the low revenue generated by our Professional Dental segment in the first quarter of our 2002 fiscal year. We expect to see continued revenue growth this year, but do not expect it to be at the same level as our first fiscal 2003 quarter. In fact, we do not believe the second quarter revenue for fiscal 2003 will increase significantly over the corresponding prior year period, as the sales for the Professional Dental segment were robust in that quarter and we do not expect the sales of our new LED curing light in our subsequent fiscal 2003 quarters will be at the level we achieved in the first quarter.

    The reported net sales of our Professional Dental and Orthodontics segments were impacted by the transfer we made between those segments, in the fiscal quarter ending December 31, 2002, of our stainless steel endodontic product line. While the responsibility for the sales and marketing of those products was handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in our Professional Dental business segment. In the first quarter of our 2003 fiscal year we transferred the reporting of those sales to the Orthodontics business segment. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2003, there was no impact on our consolidated results of operations for the quarter. We did not adjust the prior period information reported for our Professional Dental and Orthodontics segments to reflect the transfer of the endodontic product line.

    During our first fiscal 2003 quarter, we upgraded our Oracle financial and enterprise resource planning software to a more recent version of the software, Oracle 11i. We tested the upgrade and did not find any significant issues but we cannot be certain that there will not be compatibility or other conversion issues in the future after the software is fully implemented and used.

    During the second quarter of our 2003 fiscal year, we anticipate closing several of the European offices of our Professional Dental segment. This is a significant undertaking, as we will transition the handling of orders and shipping of product from several locations in Europe to our Hawe Neos facility in Switzerland. The Hawe facility will be handling orders in numerous languages and shipping product to numerous points throughout Europe. We do not presently expect any disruptions in our ability to accept and ship orders, but we cannot be certain until the closings and the integration by Hawe is complete.

   QUARTER ENDED DECEMBER 31, 2002 COMPARED TO THE QUARTER ENDED DECEMBER 31,
2001

    NET SALES

                                               FISCAL           FISCAL
                  NET SALES:                    2003             2002
                                            ------------     ------------
                                                   (IN THOUSANDS)
         Professional Dental ..........     $     70,928     $     57,686
         Orthodontics .................           49,221           40,079
                                            ------------     ------------
         Total Net Sales ..............     $    120,149     $     97,765
                                            ============     ============

    Overall Company. Net sales for the first quarter of fiscal 2003 increased by $22.4 million or 22.9% from the corresponding fiscal 2002 quarter.

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) increased net sales of existing products (approximately $6.0 million), (b) net sales of new products (approximately $5.2 million), (c) net sales of products from an acquired company (approximately $3.8 million), (d) favorable foreign currency fluctuations (approximately $1.8 million) and (e) reduced rebate expense (approximately $0.2 million). The increase in net sales was partially offset by the transfer of the endodontic product sales to the Orhtodontics segment (approximately $3.7 million).

    Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $5.3 million), (b) the transfer of the endodontic product sales from the Professional Dental segment (approximately $2.5 million), (c) favorable foreign currency fluctuations (approximately $1.2 million) and (d) net sales of new products (approximately $0.6 million). The increase in net sales was partially offset by increased rebate expense (approximately $0.5 million).

    GROSS PROFIT

                                       FISCAL         PERCENT OF          FISCAL         PERCENT OF
         GROSS PROFIT:                  2003            SALES              2002            SALES
         -------------              ------------     ------------      ------------     ------------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
         Professional Dental ..     $     38,403             54.1%     $     32,827             56.9%
         Orthodontics .........           26,172             53.2            21,866             54.6
                                    ------------     ------------      ------------     ------------
         Total Gross Profit ...     $     64,575             53.7%     $     54,693             55.9%
                                    ============     ============      ============     ============

    Overall Company. Gross profit for the quarter ended December 31, 2002 increased by $9.9 million or 18.1% from the corresponding fiscal 2002 quarter.

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) increased net sales of existing products (approximately $3.7 million), (b) unit volume relating to new products (approximately $2.9 million), (c) margins relating to net sales of products from an acquired company (approximately $2.4 million), (d) favorable foreign currency fluctuations (approximately $1.0 million) and (e) reduced rebate expense (approximately $0.2 million). The increase in gross profit was partially offset by: (a) the transfer of the endodontic product line from the Professional Dental segment to the Orthodontics segment (approximately $2.4 million), (b) an unfavorable product mix (approximately $1.0 million), (c) unfavorable manufacturing variances (approximately $0.8 million), (d) inventory reserve adjustments (approximately $0.3 million, of which approximately $0.2 million is due to an increase in obsolescence and approximately $0.1 million is due to physical inventory adjustments) and (e) increased royalty expense (approximately $0.1 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $2.5 million), (b) the transfer of the endodontic product line from the Professional Dental segment to the Orthodontics segment (approximately $1.3 million), (c) favorable foreign currency fluctuations (approximately $1.2 million) and (d) unit volume relating to new products (approximately $0.4 million). The increase in gross profit was partially offset by: (a) increased rebate expense (approximately $0.7 million) and (b) increased royalty expense (approximately $0.4 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SELLING, GENERAL AND                            FISCAL         PERCENT OF          FISCAL         PERCENT OF
         ADMINISTRATIVE EXPENSES:                         2003            SALES              2002            SALES
         ------------------------                     ------------     ------------      ------------     ------------
                                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
         Professional Dental ....................     $     24,629             34.7%     $     18,857             32.7%
         Orthodontics ...........................           18,489             37.6            16,324             40.7
                                                      ------------     ------------      ------------     ------------
         Total Selling General and
             Administrative Expenses ............     $     43,118             35.9%     $     35,181             36.0%
                                                      ============     ============      ============     ============

    Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2002 increased by $7.9 million or 22.6% from the corresponding fiscal 2002 quarter. As of October 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and have ceased the amortization of goodwill and other intangible assets resulting in decreased amortization expense from the corresponding prior year period of approximately $2.1 million.

    Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $2.6 million), (b) increased selling and marketing expenses (approximately $2.4 million), (c) expenses related to an acquisition (approximately $1.8 million) and (d) an increase in expenses relating to foreign currency fluctuations (approximately $0.5 million). The increase in selling, general and administrative expenses was partially offset by a decrease in amortization expense of goodwill and other intangible assets (approximately $1.5 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.4 million), (b) increased selling and marketing expenses (approximately $1.1 million) and (c) increased expenses related to foreign currency fluctuations (approximately $0.3 million). The increase in selling, general and administrative expenses was partially offset by a decrease in amortization expense of goodwill and other intangible assets (approximately $0.7 million).

    OPERATING INCOME

                                                         FISCAL         PERCENT OF          FISCAL         PERCENT OF
         OPERATING INCOME:                                2003            SALES              2002            SALES
         -----------------                            ------------     ------------      ------------     ------------
                                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
         Professional Dental ....................     $     13,774             19.4%     $     13,970             24.2%
         Orthodontics ...........................            7,683             15.6             5,542             13.8
                                                      ------------     ------------      ------------     ------------
         Total Operating Income .................     $     21,457             17.9%     $     19,512             20.0%
                                                      ============     ============      ============     ============

    As a result of the foregoing, operating income in the first quarter of fiscal 2003 increased by 10.0% or $1.9 million from operating income in the corresponding quarter of fiscal 2002.

    INTEREST EXPENSE

    Interest expense was $5.6 million in the first quarter of fiscal 2003, a decrease of $1.5 million from the corresponding fiscal 2002 quarter. The decrease resulted from reduced average debt balances in the first quarter of fiscal 2003 and reduced average interest rates on our credit facility.

    INCOME TAXES

    Taxes on income in the first quarter of fiscal 2003 were approximately $5.9 million, an increase of $1.1 million from the corresponding fiscal 2002 quarter. The increase was primarily due to higher taxable earnings, partially offset by a decrease in the effective tax rate for the quarter from 39.0% in fiscal 2002 to 38.0% in fiscal 2003.

    NET INCOME

    As a result of the foregoing, we had net income of $9.6 million in the quarter ended December 31, 2002, as compared to net income of $7.5 million in the corresponding fiscal 2002 period.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of goodwill (prior to October 1, 2002) and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense in the first quarter of fiscal 2003. Depreciation and amortization of other intangible assets decreased $2.1 million in the first quarter of fiscal 2003 compared to the same period in the prior year primarily due to our discontinuing the amortization of goodwill and certain other intangible assets in accordance SFAS No. 142.

CRITICAL ACCOUNTING POLICIES

    In the first quarter of fiscal 2003, as a result of our adoption of SFAS No. 142, we evaluated our existing intangible assets and goodwill for impairment. In connection with our impairment test for SFAS No. 142 (as detailed in note 7 to our unaudited consolidated financial statements above), fair market valuations were performed for each of the reporting units. These valuations required certain assumptions from management regarding future operating performance as well as various industry trends. Fluctuations in these assumptions could have a material impact on the values ascribed to the reporting units and could result in an indication of impairment. These assumptions include, but are not limited to, estimated future cash flows, estimated sales growth, and weighted average cost of capital for each of the reporting units. In order to make informed assumptions, management relied on certain public information and statistical and industry information as well as internal forecasts to determine the various assumptions. In the event that the industry, general economic and company trends change, these assumptions will change and impact the calculated fair market values.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in note 6 to the unaudited consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

    The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

    We have adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

    On December 31, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. For a complete explanation on the valuation of our stock-based compensation consistent with the method prescribed by SFAS No. 123, please refer to the notes to the consolidated financial statements included in our annual report for fiscal year ended September 30, 2002. We currently believe that there will be no impact to us upon adopting SFAS No. 148 other than the disclosure requirements.

LIQUIDITY AND CAPITAL RESOURCES

    We intend to fund our capital expenditure requirements, working capital requirements, acquisitions, principal and interest payments, obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolver (defined below). While cash provided from operating activities may be impacted by lower revenues due to the slowing economy and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our Credit Facility (defined below), and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that this will be the case. To the extent that funds are not available from these sources, particularly with respect to our acquisition strategy, we would have to raise additional capital in another manner or curtail our acquisition strategy.

    It is currently our intent to reduce total debt and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, taking into account our level of debt and interest expense. If acquisitions continue at our historical pace, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facility (defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

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

    Approximately $22.1 million of cash was generated from operating activities in the first three months of fiscal 2003, as compared to approximately $8.2 million from the same period of the prior year. The approximate $13.9 million increase in cash flows from operations was primarily due to: (a) a decrease in the net change in inventories from the prior year period of approximately $11.2 million, (b) an increase in the net change in accrued payroll and employee benefits from the prior year period of approximately $7.7 million, (c) an increase in the net change in other assets and liabilities of approximately $6.5 million from the prior year period, (d) an increase in the net change in other current liabilities from the prior year period of approximately $5.6 million,
(e) an increase in the net change in accounts payable from the prior year period of approximately $4.1 million, (f) a decrease in the net change in prepaid expenses and other current assets from the prior year period of approximately $3.1 million, (g) an increase in the net change of income taxes payable from the prior year period of approximately $2.9 million, (h) increased earnings from the prior year period of approximately $2.1 million, (i) an increase in the net change in the loss (gain) on sales of property, plant and equipment from the prior year period of approximately $0.4 million, (j) an increase in inventory provisions from the prior year period of approximately $0.3 million, (k) an increase in the amortization of deferred financing fees of approximately $0.2 million from the prior year period and (l) an increase in the provision for losses on doubtful receivables from prior year period of approximately $0.1 million. The increase in cash flows from operations were partially offset by the following: (a) an increase in the net change in accounts receivable from the prior year period of approximately $20.9 million, (b) a decrease in the net change in deferred income taxes from the prior year period of approximately $3.7 million, (c) a decrease in the net change in accrued interest of approximately $3.0 million, (d) a decrease in amortization expense of goodwill and other intangible assets from the prior year period of approximately $2.1 million, (e) a decrease in the net change in the restructuring reserve of approximately $0.5 million and (f) a decrease in the tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.1 million from the prior period.

    Approximately $1.1 million of cash was used in investing activities in the first three months of fiscal year 2003, a decrease of approximately $2.1 million from the same period of the prior year. The decrease was primarily due to: (a) a decrease in capital expenditures of approximately $2.5 million from the prior year period and (b) a decrease in net payments for intangibles from the prior year period of approximately $0.1 million, partially offset by decreased proceeds from the sales of property, plant and equipment from the prior year period of approximately $0.5 million.

    Approximately $10.3 million of cash was used in financing activities in the first three months of fiscal 2003, an increase of approximately $6.0 million from the prior year period. The increase was primarily due to: (a) a decrease in the net loan proceeds of approximately $5.4 million from the prior year period,
(b) an increase in deferred financing fees from the prior year period of approximately $0.5 million and (c) a decrease in cash received from the exercise of stock options of approximately $0.1 million from the prior year period.

CREDIT FACILITIES AND SENIOR SUBORDINATED NOTES

    On June 6, 2002, we terminated our then existing $450.0 million credit facility and entered into a $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The credit facility (the "Credit Facility"), provides for a five-year $120.0 million revolving credit facility (the "Revolver"), a seven-year $200.0 million term loan (the "Term Loan B") and a five-year $30.0 million revolving credit facility (the "Euro Tranche"). Sybron Dental Management, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the "Domestic Borrowers") are joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos Holdings S.A. ("Hawe Neos") is the borrower under the Euro Tranche. In addition to the Credit Facility, we completed the sale of $150.0 million of 8 1/8% senior subordinated notes due 2012 (the "Senior Subordinated Notes") in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

    The Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the Domestic Borrowers and each of our present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the Credit Facility is secured by a pledge of 65% of the capital stock of each of our first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of our Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of our other indirect foreign subsidiaries.

    The Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs. Under the Credit Facility, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the facility.

    The Term B Loan amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term B Loan bears interest, at our option, at either (a) the LIBOR rate, plus between 225 and 275 basis points, or (b) between 125 and 175 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to the rating of the Credit Facility by Standard and Poor's and Moody's. The per annum initial interest rate for the first six months was LIBOR, plus 250 basis points. As of December 31, 2002 the amount outstanding on the Term B Loan was $154.2 million. The average interest rate at December 31, 2002 on the Term B Loan was 5.09% after giving effect to the interest rate swap agreements we had in effect as of that date.

    The Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) between 75 and 150 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate on the Revolver for the first six months was LIBOR plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of December 31, 2002 the amount outstanding on the Revolver was $13.5 million. The average interest rate at December 31, 2002 on the Revolver was 5.05%. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of December 31, 2002, a total of $2.8 million in letters of credit was issued. As of December 31, 2002 the amount available under the Revolver was $103.7 million.

    The Euro Tranche will bear interest, at our option, at Euro-LIBOR or at base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of December 31, 2002, there was no outstanding balance under the Euro Tranche and the amount available was $30.0 million.

    The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, (vii) the repurchase or redemption of stock from stockholders and (viii) loans and investments, as well as prohibitions on the payment of cash dividends. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

    Effective December 10, 2002, the Credit Facility was amended to allow the purchase by the Company of up to $25.0 million of its common stock.

    Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at December 31, 2002.

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

    In connection with entering into our Credit Facility on June 6, 2002, we issued $150.0 million of Senior Subordinated Notes bearing interest at 8 1/8%, maturing on June 15, 2012. The Senior Subordinated Notes are our unsecured obligations, subordinated in right of payment to all our existing and future senior debt in accordance with the subordination provisions of the indenture.

    Prior to January 1, 2003, Sybron Dental Management, Inc. ("SDM") was a guarantor subsidiary of Sybron Dental Specialties, Inc. ("SDS") for our Senior Subordinated Notes. Effective January 1, 2003, the management company, SDM, merged into SDS; however, as both SDS and SDM are guarantors of our Senior Subordinated Notes, there will be no impact on the status of the guarantors of the Senior Subordinated Notes.

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

                 TWELVE-MONTH PERIOD COMMENCING JUNE 15:             PERCENTAGE
                 ---------------------------------------             ----------
         2007.................................................        104.063%
         2008.................................................        102.708%
         2009.................................................        101.354%
         2010 and thereafter..................................        100.000%

    As a result of the terms of our Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of December 31, 2002, we had three interest rate swap agreements outstanding aggregating a notional amount of approximately $60.7 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swap agreement's expiration dates. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The swap agreement rates and durations as of December 31, 2002 are as follows:

  EXPIRATION DATE              NOTIONAL AMOUNT     SWAP AGREEMENT DATE              SWAP AGREEMENT RATE      SWAP EFFECTIVE DATE
  ---------------              ---------------     -------------------              -------------------      -------------------
February 16, 2005              $10.0 million       January 24, 2001                         5.69%            February 16, 2001
March 31, 2005                 $25.4 million       January 2, 2001                          5.65%            March 30, 2001
March 31, 2005                 $25.3 million       January 2, 2001                          5.58%            March 30, 2001

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

    The following table lists our contractual obligations and other commercial commitments for the indicated periods (calculated as of December 31, 2002);

                                                   PAYMENTS DUE FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------
                                      2003         2004         2005         2006         2007      THEREAFTER     TOTAL
                                    --------     --------     --------     --------     --------    ----------    --------
                                                                       (IN THOUSANDS)
Long-term debt ................     $  3,208     $  2,211     $  2,204     $  2,223     $ 15,728     $155,436     $181,010
Senior subordinated notes .....           --           --           --           --           --      150,000      150,000
Standby letters of credit .....        2,853           --           --           --           --           --        2,853
Operating leases ..............        5,334        4,478        3,074        2,242        1,667        6,309       23,104
                                    --------     --------     --------     --------     --------     --------     --------
Total contractual cash
    obligations ...............     $ 11,395     $  6,689     $  5,278     $  4,465     $ 17,395     $311,745     $356,967
                                    ========     ========     ========     ========     ========     ========     ========

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    We presently have, and will continue to have, a substantial amount of indebtedness which required significant interest payments. As of December 31, 2002, we had $331.0 million in total long-term borrowings (including current portion), and $139.6 million in stockholders' equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

    Our substantial level of indebtedness could have important consequences, which include the following:

    o our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

    o we must use a substantial portion of our cash flow from operations to pay interest and principal on our Senior Subordinated Notes and other indebtedness, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

    o we are exposed to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest, including through interest rate swap agreements;

    o we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

    o we are more vulnerable to general economic downturns and adverse developments in our business.

     From time to time we have engaged in interest rate hedges to mitigate the impact of interest rate fluctuations. If we are unable to, or elect not to employ interest rate hedges, it could have a material adverse effect on our profitability.

     In addition, our credit facility contains numerous restrictive operating and financial covenants, which could limit our operating flexibility. Our ability to pay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. Increases in interest rates would adversely affect our cash flows and therefore our results of operations. In addition, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and prevent us from pursuing business opportunities of value to our stockholders.

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

     Our business strategy includes continued growth through strategic acquisitions, which depends upon the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve transitional challenges. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results. These challenges include integration of product lines, sales forces and manufacturing facilities and decisions regarding divestitures, cost reductions, and realizing other synergies. Also, these challenges involve risks of employee turnover, disruption in product cycles and the loss of sales momentum. We cannot be certain that we will successfully manage them in the future. Also, our Credit Facility and the indenture for the Senior Subordinated Notes limit our ability to consummate acquisitions by imposing various conditions which must be satisfied.

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

     CHANGES IN INTERNATIONAL TRADE LAWS AND IN THE BUSINESS, POLITICAL AND REGULATORY ENVIRONMENT ABROAD COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

    o changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada;

    o changes in local labor laws and regulations affecting our ability to hire and retain local employees;

    o currency exchange restrictions and fluctuations in the value of foreign currency;

    o   potentially adverse tax consequences;

    o   longer payment cycles;

    o   greater difficulties in collecting accounts receivable;

    o   political conditions in countries where we have operations;

    o   unexpected changes in the regulatory environment; and

    o changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States.

    If any of the events described were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

    AS WE INCUR MORE INDEBTEDNESS AND GREATER INTEREST EXPENSE, WE MAY NOT BE ABLE TO MAINTAIN OUR LEVEL OF INVESTMENT IN RESEARCH AND DEVELOPMENT.

    The indenture relating to our Senior Subordinated Notes and our Credit Facility permit us to incur significant amounts of additional debt. If we incur additional debt, our interest expense will rise. We may find we do not have enough available cash to pay for the increased interest expense and other budgeted expenses. We may need to reduce our discretionary expenses, including research and development, which could reduce or delay the introduction of new products. We may not be able to maintain our level of investment in research and development as we incur more indebtedness and greater interest expense.

    WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

     Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental Business segment include Dentsply International Inc., 3M Corporation and its affiliate ESPE GmbH & Co., Ivoclar Vivadent Group, Johnson & Johnson, Steris Corporation, and Ecolab, Inc.; and in the Orthodontics business segment, our principal competitors include Unitek, a subsidiary of 3M Corporation, GAC Orthodontics, a subsidiary of Dentsply, and American Orthodontics. We may face increased competition from these or other companies in the future and we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Any of the foregoing factors could adversely affect our revenues and operating profits and hinder our future expansion.

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

    For fiscal year 2003, our projected total foreign currency exposure is approximately 52.7 million euros, 897.1 million Japanese yen, 13.5 million Canadian dollars, 15.4 million Australian dollars, and 3.1 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at December 31, 2002.

    In July 2002, we entered into a zero cost collar contract to hedge intercompany transactions with a notional amount of 24.0 million euros for fiscal year 2003. In November 2002, we entered into an additional zero cost collar contract to hedge intercompany transactions with a notional amount of
16.5 million euros for fiscal year 2003. Also, in June 2002, we entered into a zero cost collar contract to hedge a notional amount of 720.0 million Japanese yen for fiscal year 2003.

    At December 31, 2002, approximately $0.7 million of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges has been discontinued.

    Zero cost collar contracts in place as of December 31, 2002 are as follows (in thousands, except rates):

                                                                              LOCAL
                          TRADE          EFFECTIVE         MATURITY          CURRENCY
     CURRENCY              DATE            DATE              DATE             AMOUNT         FLOOR RATE      CEILING RATE
     --------              ----            ----              ----             ------         ----------      ------------
     Euro               7/16/2002       10/15/2002        9/15/2003           18,000             0.97             1.03
     Euro              11/15/2002       11/15/2002        9/15/2003           13,500             0.97             1.00
     Yen                6/25/2002       10/15/2002        9/15/2003          540,000           122.00           117.99

    As of December 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transaction is nine months for the Japanese yen and nine months for the euro.

    In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement had an effective date of October 16, 2001, and was a contract to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. On June 6, 2002, we terminated this cross currency debt swap transaction to satisfy requirements under our Credit Facility. As of June 30, 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap to hedge our net investment in SDS Japan. The agreements to hedge our net investment in Hawe Neos have a total aggregate notional amount of $45.0 million and the agreement relating to SDS Japan has a notional amount of $4.0 million. The mechanics of the new agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us in the U.S. dollar leg of the agreements is the rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by us in the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

    Following are the details of the new cross currency debt swaps (amounts in millions, except rates):

         TRADE DATE   EFFECTIVE DATE    MATURITY         US$          INTEREST       FX AMT         INTEREST
         ----------   --------------   ----------     ----------     ----------     ----------     ----------
          06/25/02       06/27/02       06/15/07     $     15.0         8 1/8%      CHF 22.50          6.450%
          06/26/02       06/28/02       06/15/07     $     15.0         8 1/8%      CHF 22.50          6.390%
          06/27/02       07/01/02       06/15/07     $      7.5         8 1/8%      CHF 11.25          6.390%
          06/27/02       07/01/02       06/15/07     $      7.5         8 1/8%      CHF 11.25          6.390%
          06/25/02       06/27/02       06/15/07     $      4.0         8 1/8%     JPY 486.00          3.650%

    At December 31, 2002, the fair value of the cross currency debt swap transaction gain included in translation adjustments was approximately $2.5 million (net of income tax).

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

INTEREST RATE EXPOSURE -- INTEREST RATE RISK MANAGEMENT

    We use our Credit Facility and Senior Subordinated Notes to finance our operations. The Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Under our prior credit facility, we were required to have interest rate protection for a specified portion of the outstanding balances for a specified period of time. Although we paid off and terminated that prior credit facility, we retained certain of the interest rate swap agreements we had entered into to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of our variable-rate cash flow exposure to fixed-rate cash flows.

    We continue to assess our exposure to interest rate risk on an ongoing basis.

    The table below provides information about our debt obligations that are sensitive to changes in interest rates as of December 31, 2002. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency.

      LIABILITIES                 2003           2004           2005           2006           2007        THEREAFTER     FAIR VALUE
      -----------              ----------     ----------     ----------     ----------     ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Long-term Debt:
  Fixed Rate Debt .........            --             --             --             --             --     $  150,000     $  150,000
  Average Interest Rate ...         8.125%         8.125%         8.125%         8.125%         8.125%         8.125%
  Variable Rate Debt ......    $    3,208     $    2,211     $    2,204     $    2,223     $   15,728     $  155,436     $  181,010
  Average Interest Rate ...         4.025%         5.320%         6.285%         6.925%         7.470%         7.955%

    For the quarter ended December 31, 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.1 million. At December 31, 2002, approximately $2.3 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of December 31, 2002 (dollars in thousands):

                                                                                         THREE MONTHS
                     NOTIONAL                                                               ENDED          FAIR VALUE
        LOAN          AMOUNT       TERM        TRADE       EFFECTIVE      MATURITY    DECEMBER 31, 2002    (PRE-TAX)
        ----        ----------    -------    ----------    ----------    ----------   -----------------    ----------
     SDM B .....    $   10,000    4 years     1/24/2001     2/16/2001     2/16/2005       $     23.5       $    794.4
     Kerr B ....        25,344    4 years      1/2/2001     3/30/2001     3/31/2005             47.0          1,518.9
     Ormco B ...        25,344    4 years      1/2/2001     3/30/2001     3/31/2005             42.1          1,489.5
                    ----------                                                            ----------       ----------
     Totals ....    $   60,688                                                            $    112.6       $  3,802.8
                    ==========                                                            ==========       ==========

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

    On June 6, 2002 we entered into a $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. This Credit Facility provides for a five-year $120.0 million Revolver, a seven-year $200.0 million Term Loan B and a five-year $30.0 million Euro Tranche revolving credit facility. In addition to the Credit Facility, we completed the sale of $150.0 million of Senior Subordinated Notes at 8 1/8% interest, due 2012, in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

    Approximately $70.0 million of our then-existing interest rate swaps could not be re-assigned to our Credit Facility entered into on June 6, 2002 and thus were terminated. Accordingly, we recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represents the fair value of the swaps at the termination date. Additionally, we had to de-designate the remaining interest rate swaps as a result of the specificity of our hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately $2.0 million, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from accumulated other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the Credit Facility. The change in the fair value of these re-assigned swaps from the refinancing date to December 31, 2002 has been recorded in accumulated other comprehensive income (loss).

    The re-assigned interest rate swap agreements are expected to be highly effective as we expect the hedging relationship to meet the relevant hedge accounting criteria of SFAS No. 133. The re-assigned interest rate swap agreements showed no recognizable ineffectiveness during the quarter ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company, a Delaware corporation, held its Annual Meeting of Stockholders on February 7, 2003. A quorum was present at the Annual Meeting, with 33,499,096 shares out of a total of 37,989,650 shares entitled to cast votes represented in person or by proxy at the meeting.

PROPOSAL 1:     To elect two directors to serve as Class III Directors until the
                2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

    The stockholders voted to elect Donald N. Ecker and Robert W. Klemme to serve as Class III directors until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

                                              MR. ECKER      MR. KLEMME
                                             -----------     -----------

For ....................................      30,925,376      31,631,322
Withheld From ..........................       2,573,720       1,867,774

    The terms of office as directors of Floyd W. Pickrell, Jr., William E. B. Siart, James R. Parks, Kenneth F. Yontz and Dennis B. Brown continued after the meeting.

PROPOSAL 2:     To consider and vote upon a proposal to approve the Company's
                Employee Stock Purchase Plan.

    The stockholders voted to approve the Company's Employee Stock Purchase Plan. The results of the vote are as follows:

For ...................................................     32,953,396
Against ...............................................        528,184
Abstentions ...........................................         17,516
Broker Non-Votes ......................................              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

    See the Exhibit Index following the Signature page in this report, which is incorporated herein by reference.

    (b) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYBRON DENTAL SPECIALTIES, INC
                                    (Registrant)

Date: February 14, 2003             /s/ GREGORY D. WALLER
                                    --------------------------------------------
                                        Gregory D. Waller
                                        Vice President - Finance,
                                        Chief Financial Officer & Treasurer*

                                    *        executing as both the principal
                                             financial officer and a duly
                                             authorized officer of the Company.

                                 CERTIFICATIONS

I, Floyd W. Pickrell, Jr., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Sybron Dental Specialties, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there or not were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ FLOYD W. PICKRELL, JR.
                                             -----------------------------------
                                                    Chief Executive Officer

Dated: February 14, 2003

I, Gregory D. Waller, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Sybron Dental Specialties, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ GREGORY D. WALLER
                                             -----------------------------------
                                                   Chief Financial Officer

Dated: February 14, 2003

                         SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-16057)
                                  EXHIBIT INDEX
                                       TO
      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002

                                                                                                                      FILED
 EXHIBIT NUMBER                DESCRIPTION                          INCORPORATED BY REFERENCE TO:                   HEREWITH

       3.1            (a) Restated Certificate of                   Exhibit 3.1 to Amendment No. 2 to the
                      Incorporation of the Registrant               Registrant's Registration Statement on Form
                                                                    10/Afiled on November 9, 2000
                                                                    (File No. 1-16057)
                                                                    (the "Form 10/A No.2")

                      (b) Certificate of Designation,               Exhibit 3.1(b) to the Registrant's  Form 10-K
                                                                    for the fiscal year ended September 30, 2000
                      Preferences and Rights of Series
                      A Preferred Stock

       3.2            Bylaws of the Registrant                      Exhibit 3.2 to the Form 10/A No. 2

       4.1            Credit Agreement, dated as of                 Exhibit 4.4 to the Registrant's Form 10-Q for
                      June 6, 2002, between Registrant and the      the fiscal quarter ended June 30, 2002
                      quarter ended June 30, 2002 Certain of its
                      subsidiaries and Credit Suisse First Boston
                      and other lenders

       4.2            Amendment to Credit Agreement                                                                X
                      dated as of December 10, 2002

      10.16           Employee Stock Purchase Plan                  Exhibit A to the Registrant's Proxy Statement
                                                                    dated December 30, 2002 for the 2003
                                                                    Annual Meeting of Stockholders

      99.1            Chief Executive Officer's certification                                                      X
                      pursuant to 18 U.S.C. section 1350, as
                      adopted pursuant to section 906 of the
                      Sarbanes - Oxley Act of 2002

      99.2            Chief Financial Officer's certification                                                      X
                      pursuant to 18 U.S.C. section 1350, as
                      adopted pursuant to section 906 of the
                      Sarbanes - Oxley Act of 2002