Form 10-Q
period 2003-03-31
SYBRON DENTAL SPECIALTIES INC
filed 2003-05-14
CIK 1121302

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

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

                                                                  Yes | | No |X|

      At May 8, 2003, there were 38,154,839 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements ................................................................       1
           Consolidated Balance Sheets, March 31, 2003 and September 30, 2002 ..................       1
           Consolidated Statements of Income for the three months and six months ended
               March 31, 2003 and 2002 .........................................................       2
           Consolidated Statement of Stockholders' Equity and Comprehensive Income
               for the six months ended March 31, 2003 .........................................       3
           Consolidated Statements of Cash Flows for the six months ended
               March 31, 2003 and 2002 .........................................................       4
           Notes to Unaudited Consolidated Financial Statements ................................       5
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      17
   Item 3. Quantitative and Qualitative Disclosures about Market Risk ..........................      31
   Item 4. Controls and Procedures .............................................................      34

PART II - OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders .................................      35
   Item 6. Exhibits and Reports on Form 8-K ....................................................      35
   Signature ...................................................................................      36
   Certifications ..............................................................................      37
   Exhibit Index ...............................................................................      39

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          MARCH 31,      SEPTEMBER 30,
                                                                                            2003              2002
                                                                                        -------------    -------------
                                                                                          (IN THOUSANDS, EXCEPT SHARE
                                                                                                   AMOUNTS)
                                           ASSETS
Current assets:
   Cash and cash equivalents ........................................................   $      27,310    $      12,652
   Accounts receivable (less allowance for doubtful receivables of
      $1,341 and $1,400 at March 31, 2003 and September 30, 2002, respectively) .....          91,958           80,479
   Inventories (note 2) .............................................................          85,125           89,685
   Deferred income taxes ............................................................           9,023            8,537
   Prepaid expenses and other current assets ........................................          12,079           14,163
                                                                                        -------------    -------------
      Total current assets ..........................................................         225,495          205,516
                                                                                        -------------    -------------
Property, plant and equipment, net of accumulated depreciation of $89,926
   and $85,906 at March 31, 2003 and September 30, 2002, respectively ...............          74,819           75,502
Goodwill ............................................................................         245,601          241,405
Intangible assets, net ..............................................................          17,453           17,711
Deferred income taxes ...............................................................           9,703            6,890
Other assets ........................................................................          21,788           22,433
                                                                                        -------------    -------------
   Total assets .....................................................................   $     594,859    $     569,457
                                                                                        =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................................   $      14,842    $      14,927
   Current portion of long-term debt ................................................           5,291            3,193
   Income taxes payable .............................................................          13,278            3,389
   Accrued payroll and employee benefits ............................................          28,696           24,367
   Restructuring reserve (note 3) ...................................................           2,556            4,130
   Deferred income taxes ............................................................           1,710            1,110
   Accrued rebates ..................................................................           5,729            5,626
   Accrued interest .................................................................           4,093            4,605
   Other current liabilities ........................................................          10,424            9,018
                                                                                        -------------    -------------
      Total current liabilities .....................................................          86,619           70,365
                                                                                        -------------    -------------
Long-term debt ......................................................................         158,352          187,644
Senior subordinated notes ...........................................................         150,000          150,000
Deferred income taxes ...............................................................          18,551           18,334
Other liabilities ...................................................................          18,976           11,971
Commitments and contingent liabilities ..............................................              --               --
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding ..              --               --
   Common stock, $.01 par value; authorized 250,000,000 shares,
      38,033,081 and 37,989,202 issued and outstanding at March 31, 2003
      and September 30, 2002, respectively ..........................................             380              380
   Additional paid-in capital .......................................................          70,839           70,329
   Retained earnings ................................................................          93,764           68,592
   Accumulated other comprehensive loss .............................................          (2,622)          (8,158)
                                                                                        -------------    -------------
      Total stockholders' equity ....................................................         162,361          131,143
                                                                                        -------------    -------------
      Total liabilities and stockholders' equity ....................................   $     594,859    $     569,457
                                                                                        =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              MARCH 31,                 MARCH 31,
                                                              ---------                 ---------
                                                          2003         2002         2003         2002
                                                       ---------    ---------    ---------    ---------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales ..........................................   $ 134,267    $ 124,694    $ 254,416    $ 222,459
Cost of sales ......................................      59,917       54,132      115,491       97,204
                                                       ---------    ---------    ---------    ---------
Gross profit .......................................      74,350       70,562      138,925      125,255
Selling, general and administrative expenses .......      44,060       39,615       86,774       72,278
Amortization of goodwill and other intangible assets         206        2,511          610        5,029
                                                       ---------    ---------    ---------    ---------
      Total selling, general and
         administrative expenses ...................      44,266       42,126       87,384       77,307
                                                       ---------    ---------    ---------    ---------
Operating income ...................................      30,084       28,436       51,541       47,948
Other income (expense):
   Interest expense ................................      (5,403)      (6,490)     (10,979)     (13,603)
   Amortization of deferred financing fees .........        (400)        (211)        (821)        (443)
   Other, net ......................................         893          (51)         860           82
                                                       ---------    ---------    ---------    ---------
Income before income taxes .........................      25,174       21,684       40,601       33,984
Income taxes .......................................       9,567        8,457       15,429       13,254
                                                       ---------    ---------    ---------    ---------
      Net income ...................................   $  15,607    $  13,227    $  25,172    $  20,730
                                                       =========    =========    =========    =========

Basic earnings per share (note 5) ..................   $    0.41    $    0.35    $    0.66    $    0.55
                                                       =========    =========    =========    =========

Diluted earnings per share (note 5) ................   $    0.40    $    0.34    $    0.66    $    0.53
                                                       =========    =========    =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                            COMMON STOCK
                                       ----------------------                           ACCUMULATED
                                                               ADDITIONAL                  OTHER          TOTAL           TOTAL
                                       NUMBER OF                PAID-IN     RETAINED   COMPREHENSIVE  STOCKHOLDERS'   COMPREHENSIVE
                                         SHARES    PAR VALUE    CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY          INCOME
                                       ----------  ----------  ----------  ----------  -------------  -------------   -------------
                                                                 (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
Balance at September 30, 2002 .......  37,989,202  $      380  $   70,329  $   68,592    $   (8,158)    $  131,143
Comprehensive income:
   Net income .......................          --          --          --      25,172            --         25,172      $   25,172
   Translation adjustment ...........          --          --          --          --         6,852          6,852           6,852
   Unrealized loss on
     derivative instruments .........          --          --          --          --        (1,316)        (1,316)         (1,316)
                                       ----------  ----------  ----------  ----------    ----------     ----------      ----------
Total comprehensive income ..........          --          --          --      25,172         5,536                     $   30,708
                                                                                                                        ==========
Issuance of common stock
   from options exercised,
   including tax benefit ............      43,879          --         510          --            --            510
                                       ----------  ----------  ----------  ----------    ----------     ----------
Balance at March 31, 2003 ...........  38,033,081  $      380  $   70,839  $   93,764    $   (2,622)    $  162,361
                                       ==========  ==========  ==========  ==========    ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED MARCH 31,
                                                                            --------------------------
                                                                               2003            2002
                                                                            ---------       ---------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................      $  25,172       $  20,730
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation ...................................................          5,772           5,234
      Amortization of goodwill and other intangible assets ...........            610           5,029
      Amortization of deferred financing fees ........................            821             443
      Gain on sales of property, plant and equipment .................           (616)           (380)
      Provision for losses on doubtful receivables ...................            117             300
      Inventory provisions ...........................................          1,736           1,832
      Deferred income taxes ..........................................         (2,482)          3,849
      Tax benefit from issuance of stock under employee stock plan ...             59             135
   Changes in assets and liabilities, net of effects of businesses acquired:
      (Increase)/decrease in accounts receivable .....................        (11,420)          5,576
      (Increase)/decrease in inventories .............................          4,212          (9,806)
      (Increase)/decrease in prepaid expenses and other current assets          2,084          (3,780)
      Decrease in accounts payable ...................................            (85)         (4,793)
      Increase/(decrease) in income taxes payable ....................          9,889            (984)
      Increase/(decrease) in accrued payroll and employee benefits ...          4,329          (2,620)
      Decrease in restructuring reserve ..............................         (1,574)            (87)
      Increase/(decrease) in accrued interest ........................           (512)            157
      Increase/(decrease) in other current liabilities ...............          1,509          (2,877)
      Net change in other assets and liabilities .....................            (71)         (1,223)
                                                                            ---------       ---------
         Net cash provided by operating activities ...................         39,550          16,735
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................         (2,856)         (7,054)
   Proceeds from sales of property, plant, and equipment .............          5,281             505
   Net payments for business acquired ................................             --          (8,235)
   Payments for intangibles ..........................................           (669)         (1,171)
                                                                            ---------       ---------
         Net cash provided by (used in) investing activities .........          1,756         (15,955)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility .....................................         75,500         134,000
   Principal payments on credit facility .............................       (104,237)       (129,558)
   Proceeds from long-term debt ......................................          3,259             749
   Principal payments on long-term debt ..............................         (2,126)           (542)
   Payment of deferred financing fees ................................           (473)             --
   Cash received from exercise of stock options ......................            451             481
                                                                            ---------       ---------
         Net cash provided by (used in) financing activities .........        (27,626)          5,130
                                                                            ---------       ---------
Effect of exchange rate changes on cash and cash equivalents .........            978            (586)
Net increase in cash and cash equivalents ............................         14,658           5,324
Cash and cash equivalents at beginning of period .....................         12,652           8,319
                                                                            ---------       ---------
Cash and cash equivalents at end of period ...........................      $  27,310       $  13,643
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ..........................      $  12,098       $  13,788
                                                                            =========       =========

   Cash paid during the period for income taxes ......................      $   5,376       $  12,511
                                                                            =========       =========

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

      The reported net sales of the Company's Professional Dental and Orthodontics segments were impacted by the transfer made by the Company between those segments, of its stainless steel endodontic product line. While the responsibility for the sales and marketing of those products was handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in the Professional Dental business segment. At the commencement of the Company's 2003 fiscal year it transferred the reporting of those sales to the Orthodontics business segment. While the transfer impacted the respective results of operations reported for the Professional Dental and Orthodontics segments, the transfer did not impact the Company's consolidated results of operations for the quarter or year to date periods.

      The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The term "Apogent" as used herein refers to Apogent Technologies Inc. and its subsidiaries. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarter and year to date periods ended March 31, 2003 and 2002 refer to the second quarters and year to date periods of fiscal years 2003 and 2002, respectively. We have reclassified certain prior year data to conform to the 2003 presentation.

      In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in note 3 below, all such adjustments were of a normal recurring nature. The results for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. This information should only be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2. INVENTORIES

      Inventories at March 31, 2003 and September 30, 2002 are presented below.

                                          MARCH 31,         SEPTEMBER 30,
                                             2003                2002
                                        -------------       -------------
      Raw materials and supplies        $      19,781       $      23,169
      Work in process ............             18,685              23,888
      Finished goods .............             51,481              47,102
      Inventory reserves .........             (4,822)             (4,474)
                                        -------------       -------------
                                        $      85,125       $      89,685
                                        =============       =============

3. RESTRUCTURING CHARGES

      In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge was primarily composed of severance and termination costs associated with the then planned termination of the employment of 71 employees employed at certain of the Company's European facilities, as a result of the consolidation of those European facilities into the Company's Hawe Neos facility in Switzerland. Of the $3,666 in restructuring charges, approximately $3,064 are cash charges related to severance and contractual obligations, $300 is a cash charge for tax liabilities included in income taxes payable, while the balance of approximately $302 are non-cash charges. As of March 31, 2003 47 of the 71 planned terminations have been completed. The Company expects to complete the majority of the 2002 restructuring plan by the 2003 fiscal year end.

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

      The 2002 restructuring charge activity since September 2002 and its components are as follows:

                                              LEASE   SHUT-DOWN  INVENTORY    FIXED              CONTRACTUAL
                                 SEVERANCE  PAYMENTS    COSTS    WRITE-OFF    ASSETS      TAX    OBLIGATIONS   OTHER      TOTAL
                                 ---------  --------  ---------  ---------    ------     ------  -----------   -----      -----
                                    (A)        (B)       (B)        (C)        (C)        (D)        (E)
2002 Restructuring Charge ...     $2,347     $  332     $   --     $  106     $  196     $  300     $  229     $  156     $3,666
Fiscal 2002 Non-Cash Charges          70         --         --         --         --         --         --         43        113
                                  ------     ------     ------     ------     ------     ------     ------     ------     ------
September 30, 2002 Balance ..      2,277        332         --        106        196        300        229        113      3,553
Fiscal 2003 Cash Payments ...      1,068         --         --         --         --         --        192         15      1,275
Fiscal 2003 Non-Cash Payments         --         --         --        106        196         --         --         --        302
                                  ------     ------     ------     ------     ------     ------     ------     ------     ------
March 31, 2003 Balance ......     $1,209     $  332     $   --     $   --     $   --     $  300     $   37     $   98     $1,976
                                  ======     ======     ======     ======     ======     ======     ======     ======     ======

The 2001 restructuring charge activity since September 2001 and its components are as follows:

                                              LEASE   SHUT-DOWN  INVENTORY    FIXED               CONTRACTUAL
                                 SEVERANCE  PAYMENTS    COSTS    WRITE-OFF    ASSETS       TAX    OBLIGATIONS   OTHER      TOTAL
                                 ---------  --------  ---------  ---------    ------      ------  -----------   -----      -----
                                    (A)        (B)       (B)        (C)        (C)         (D)        (E)
2001 Restructuring Charge ...     $1,050     $   --     $   --     $   --     $  250      $   --     $  775     $  325     $2,400
Fiscal 2001 Non-Cash Charges          --         --         --         --        250          --        100        300        650
                                  ------     ------     ------     ------     ------      ------     ------     ------     ------
September 30, 2001 Balance ..      1,050         --         --         --         --          --        675         25      1,750
Fiscal 2002 Cash Payments ...        875         --         --         --         --          --        600         --      1,475
Fiscal 2002 Non-Cash Payments         --         --         --         --         50          --         75         25        150
Adjustments .................        175         --         --         --        (50)         --         --         --        125
                                  ------     ------     ------     ------     ------      ------     ------     ------     ------
September 30, 2002 and
  March 31, 2003 Balance ....     $   --     $   --     $   --     $   --     $   --      $   --     $   --     $   --     $   --
                                  ======     ======     ======     ======     ======      ======     ======     ======     ======

      The 1998 restructuring charge activity since June 1998 and its components are as follows:

                                              LEASE   SHUT-DOWN  INVENTORY    FIXED              CONTRACTUAL
                                 SEVERANCE  PAYMENTS    COSTS    WRITE-OFF    ASSETS      TAX    OBLIGATIONS   OTHER       TOTAL
                                 ---------  --------  ---------  ---------    ------     ------  -----------   -----       -----
                                    (A)        (B)       (B)        (C)        (C)        (D)        (E)
1998 Restructuring Charge ...     $4,300     $  300     $  400     $4,600     $1,300     $  700     $  900     $2,100      $14,600
Fiscal 1998 Cash Payments ...      1,800         --        100         --         --         --        300      1,400        3,600
Fiscal 1998 Non-Cash Charges          --         --         --      4,600      1,300         --         --         --        5,900
                                  ------     ------     ------     ------     ------     ------     ------     ------      -------
September 30, 1998 Balance ..      2,500        300        300         --         --        700        600        700        5,100
Fiscal 1999 Cash Payments ...      1,300        300        300         --         --         --        300        400        2,600
Adjustments (a) .............      1,200         --         --         --         --         --         --         --        1,200
                                  ------     ------     ------     ------     ------     ------     ------     ------      -------
September 30, 1999 Balance ..         --         --         --         --         --        700        300        300        1,300
Fiscal 2000 Cash Payments ...         --         --         --         --         --         --        300        100          400
                                  ------     ------     ------     ------     ------     ------     ------     ------      -------
September 30, 2000 and
September 30, 2001 Balance ..         --         --         --         --         --        700         --        200          900
Fiscal 2002 Cash Payments ...         --         --         --         --         --         --         --         16           16
Fiscal 2002 Non-Cash Payments         --         --         --         --         --         --         --          7            7
                                  ------     ------     ------     ------     ------     ------     ------     ------      -------
September 30, 2002 Balance ..         --         --         --         --         --        700         --        177          877
Fiscal 2003 Non-Cash Changes          --         --         --         --         --         --         --         (3)          (3)
                                  ------     ------     ------     ------     ------     ------     ------     ------      -------
March 31, 2003 Balance ......     $   --     $   --     $   --     $   --     $   --     $  700     $   --     $  180      $   880
                                  ======     ======     ======     ======     ======     ======     ======     ======      =======

(a) The 2002 restructuring charge consists primarily of the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company has either terminated or plans to terminate as a result of the 2002 European restructuring plan. As of March 31, 2003, the employment of 47 of those 71 employees has been terminated. The 2001 restructuring charge represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated as a result of the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The net proceeds (approximately $5,265) from the sale of the Ormco San Diego facility on January 31, 2003 offset the costs of closing the facility. The 1998 restructuring charge represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)   Amount represents lease payments and shutdown costs on exited facilities.

(c) Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d) The 2002 charge represents $300 for tax liabilities included in income taxes payable. The 1998 charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)   Amount represents certain terminated contractual obligations.

4. SEGMENT INFORMATION

      The Company's operating subsidiaries are engaged in the manufacture and sale of dental, orthodontics and infection prevention products in the United States and other countries. Effective October 1, 2002, the Company consolidated the former Infection Prevention segment into the Professional Dental segment and also transferred the reporting of the sales of its endodontic product line from its Professional Dental segment to its Orthodontics segment. The prior period information on the business segments has been adjusted to reflect the consolidation of the Infection Prevention and Professional Dental segments.

      Information on these business segments is summarized as follows:

                                                                PROFESSIONAL
                                                                   DENTAL         ORTHODONTICS     ELIMINATIONS     TOTAL SDS
                                                                ------------      ------------     ------------    ------------
      THREE MONTHS ENDED MARCH 31, 2003
      Revenues:
         External customer..................................     $    76,815       $   57,452        $      --     $   134,267
         Intersegment.......................................           1,332            2,092           (3,424)             --
                                                                 -----------       ----------        ---------     -----------
           Total revenues...................................     $    78,147       $   59,544        $  (3,424)    $   134,267
                                                                 ===========       ==========        =========     ===========
      Gross profit..........................................          42,470           31,880               --          74,350
      Selling, general and administrative expenses..........          24,793           19,473               --          44,266
      Operating income......................................          17,677           12,407               --          30,084

      THREE MONTHS ENDED MARCH 31, 2002
      Revenues:
         External customer..................................     $    78,325       $   46,369        $      --     $   124,694
         Intersegment.......................................             198            2,093           (2,291)             --
                                                                 -----------       ----------        ---------     -----------
           Total revenues...................................     $    78,523       $   48,462        $  (2,291)    $   124,694
                                                                 ===========       ==========        =========     ===========
      Gross profit..........................................          45,332           25,230               --          70,562
      Selling, general and administrative expenses..........          25,140           16,986               --          42,126
      Operating income......................................          20,192            8,244               --          28,436

                                                                PROFESSIONAL
                                                                   DENTAL         ORTHODONTICS     ELIMINATIONS     TOTAL SDS
                                                                ------------      ------------     ------------    ------------
      SIX MONTHS ENDED MARCH 31, 2003
      Revenues:
         External customer..................................     $   147,743       $  106,673        $      --     $   254,416
         Intersegment.......................................           3,259            4,716           (7,975)             --
                                                                 -----------       ----------        ---------     -----------
           Total revenues...................................     $   151,002       $  111,389        $  (7,975)    $   254,416
                                                                 ===========       ==========        =========     ===========
      Gross profit..........................................          80,873           58,052               --         138,925
      Selling, general and administrative expenses..........          49,422           37,962               --          87,384
      Operating income......................................          31,451           20,090               --          51,541
      Segment assets........................................         421,374          173,485               --         594,859

      SIX MONTHS ENDED MARCH 31, 2002
      Revenues:
         External customer..................................     $   136,011       $   86,448        $      --     $   222,459
         Intersegment.......................................             528            3,888           (4,416)             --
                                                                 -----------       ----------        ---------     -----------
           Total revenues...................................     $   136,539       $   90,336        $  (4,416)    $   222,459
                                                                 ===========       ==========        =========     ===========
      Gross profit..........................................          78,159           47,096               --         125,255
      Selling, general and administrative expenses..........          43,997           33,310               --          77,307
      Operating income......................................          34,162           13,786               --          47,948

5. EARNINGS PER SHARE

      Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. The basic weighted average number of shares outstanding was 38,018,373 and 37,918,209 for the quarters ended March 31, 2003 and 2002, respectively. For the six-month periods ended March 31, 2003 and 2002, the basic weighted average number of shares outstanding was 38,003,852 and 37,906,240, respectively. The number of incremental diluted shares was 639,359 and 1,414,577 for the quarters ended March 31, 2003 and 2002, respectively, which represent the dilutive effect of options outstanding. For the six month periods ended March 31, 2003 and 2002, the number of incremental diluted shares was 375,057 and 1,399,569, respectively. The number of shares issuable upon the exercise of stock options, which were not included in the calculation because they were anti-dilutive, was 401,609 at a weighted average exercise price of $18.95 per share in the quarter ended March 31, 2003. For the six-month period ended March 31, 2003, the number of shares issuable upon the exercise of stock options which were not included in the calculation because they were anti-dilutive, was 3,132,374 at a weighted average exercise price of $15.89 per share. There were no anti-dilutive shares in the quarter or six months ended March 31, 2002.

6. STOCK-BASED COMPENSATION

      As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25. In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No.
123. The Company is currently reviewing whether or not it will adopt the fair value method of accounting for stock options.

      Stock options granted during the three and six months ended March 31, 2003 were 80,000 and 517,527 at a weighted average exercise price of $15.60 and $14.97 respectively. The weighted average Black-Scholes value of these grants under the assumptions indicated below was $4.57 and $4.43, respectively, per option.

      The fair value of options granted during the three and six month periods ended March 31, 2003 and 2002 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

                                           THREE MONTHS                SIX MONTHS
                                           ------------                ----------
                                             MARCH 31                   MARCH 31
                                             --------                   --------
                                        2003          2002          2003          2002
                                      --------      --------      --------      --------
          Expected lives ........      4 years       4 years       4 years       4 years
          Expected volatility ...       32.552%       30.245%       32.605%       31.552%
          Risk-free interest rate        2.475%        3.925%        2.602%        3.990%
          Dividend yield ........           --            --            --            --

      If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                    ENDED MARCH 31              ENDED MARCH 31
                                                    --------------              --------------
                                                  2003          2002          2003          2002
                                               ---------     ---------     ---------     ---------
Net income, as reported ..................     $  15,607     $  13,227     $  25,172     $  20,730
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects ......................           719           684         1,361         1,298
                                               ---------     ---------     ---------     ---------
Pro forma net income: ....................     $  14,888     $  12,543     $  23,811     $  19,432
                                               =========     =========     =========     =========

Earnings per share:
     Basic - as reported .................     $    0.41     $    0.35     $    0.66     $    0.55
                                               =========     =========     =========     =========
     Basic - pro forma ...................     $    0.39     $    0.33     $    0.63     $    0.51
                                               =========     =========     =========     =========

     Diluted - as reported ...............     $    0.40     $    0.34     $    0.66     $    0.53
                                               =========     =========     =========     =========
     Diluted - pro forma .................     $    0.38     $    0.32     $    0.62     $    0.49
                                               =========     =========     =========     =========

      The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off are amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

      Prior to January 1, 2003, SDM was a guarantor subsidiary of the Company's Senior Subordinated Notes. Effective January 1, 2003, SDM was merged into SDS. Prior period condensed consolidating financial information has been adjusted to reflect this merger.

      Below are the unaudited condensed consolidating balance sheets as of March 31, 2003 and September 30, 2002, statements of operations for the three and six months ended March 31, 2003 and 2002, and statements of cash flows for the six months ended March 31, 2003 and 2002, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

      Certain general corporate expenses have been allocated to the subsidiaries. As a matter of course, the Company retains certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted by subsidiaries of the Company with other subsidiaries or with the Company.

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                           AS OF MARCH 31, 2003
                                             ---------------------------------------------------------------------------------
                                                                                    NON
                                             SYBRON DENTAL       GUARANTOR       GUARANTOR
                                              SPECIALTIES       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             -------------      ------------    ------------     ------------     ------------

                                                                                   ASSETS
   Current assets:
      Cash and equivalents...............     $     552          $    (1,576)     $  28,334        $      --        $  27,310
      Account receivable, net............            48               51,318         40,592               --           91,958
      Inventories, net...................            --               57,524         27,601               --           85,125
      Other current assets...............        12,199                3,808          5,095               --           21,102
                                              ---------          -----------      ---------        ---------        ---------
           Total current assets..........        12,799              111,074        101,622               --          225,495
   Property, plant and equipment, net....         8,622               25,155         41,042               --           74,819
   Goodwill..............................            --              192,976         52,625               --          245,601
   Intangible assets, net................         1,004               16,280            169               --           17,453
   Deferred income taxes.................         9,703                   --             --               --            9,703
   Investment in subsidiaries
      and intercompany balances..........      (212,427)             197,967         91,749          (77,289)              --
   Other assets..........................         7,892               11,513          2,383               --           21,788
                                              ---------          -----------      ---------        ---------        ---------
           Total assets..................     $(172,407)         $   554,965      $ 289,590        $ (77,289)       $ 594,859
                                              =========          ===========      =========        =========        =========

                                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
      Account payable....................      $     159          $    9,562      $   5,121        $      --        $  14,842
      Current portion of long-term debt..             --               1,480          3,811               --            5,291
      Income taxes payable...............         (2,426)              8,437          7,367             (100)          13,278
      Accrued expenses and other
         current liabilities.............         18,270              18,683         16,255               --           53,208
                                               ---------          ----------      ---------        ---------        ---------
           Total current liabilities.....         16,003              38,162         32,554             (100)          86,619
   Long-term debt........................         19,000             135,356          3,996               --          158,352
   Senior subordinated notes.............        150,000                  --             --               --          150,000
   Deferred income taxes.................         17,893                  --            658               --           18,551
   Other liabilities.....................         18,106                 175            695               --           18,976
   Commitments and contingent
      liabilities........................             --                  --             --               --               --
      Stockholders' equity (deficit):
         Preferred stock.................             --                  --             --               --               --
         Common stock....................          4,271                  53          7,081          (11,025)             380
   Additional paid-in capital............       (279,910)            276,712        137,504          (63,467)          70,839
   Retained earnings (accumulated deficit)      (100,520)            102,646         94,335           (2,697)          93,764
   Accumulated other
      comprehensive income (loss)........        (17,250)              1,861         12,767               --           (2,622)
                                               ---------          ----------      ---------        ---------        ---------
           Total stockholders' equity
              (deficit)...................      (393,409)            381,272        251,687          (77,189)         162,361
                                               ---------          ----------      ---------        ---------        ---------
           Total liabilities and
              stockholders' equity
              (deficit)...................     $(172,407)         $  554,965      $ 289,590        $ (77,289)       $ 594,859
                                               =========          ==========      =========        =========        =========

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                             AS OF SEPTEMBER 30, 2002
                                                  ------------------------------------------------------------------------------
                                                                                       NON
                                                  SYBRON DENTAL       GUARANTOR     GUARANTOR
                                                   SPECIALTIES      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  -------------     ------------   ------------    ------------     ------------
                                                                                     ASSETS
  Current assets:
     Cash and equivalents......................     $      (4)       $   (3,928)    $  16,584        $      --       $  12,652
     Account receivable, net...................           298            46,881        33,300               --          80,479
     Inventories, net..........................            --            64,416        25,269               --          89,685
     Other current assets......................        11,852             6,907         3,941               --          22,700
                                                    ---------        ----------     ---------        ---------       ---------
          Total current assets.................        12,146           114,276        79,094               --         205,516
  Property, plant and equipment, net...........         9,408            26,189        39,905               --          75,502
  Goodwill.....................................            --           192,611        48,794               --         241,405
  Intangible assets, net.......................         1,004            16,527           180               --          17,711
  Deferred income taxes........................         6,890                --            --               --           6,890
  Investment in subsidiaries
     and intercompany balances.................      (186,932)          185,948        88,935          (87,951)             --
  Other assets.................................         8,552            11,749         2,132               --          22,433
                                                    ---------        ----------     ---------        ---------       ---------
          Total assets.........................     $(148,932)       $  547,300     $ 259,040        $ (87,951)      $ 569,457
                                                    ==========       ==========     =========        =========       =========

                                                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
     Account payable...........................     $     873        $    8,476     $   5,578        $      --       $  14,927
     Current portion of long-term debt.........            --             1,833         1,360               --           3,193
     Income taxes payable......................        (2,304)               35         5,281              377           3,389
     Accrued expenses and other
        current liabilities....................        15,092            18,855        14,909               --          48,856
                                                    ---------        ----------     ---------        ---------       ---------
          Total current liabilities............        13,661            29,199        27,128              377          70,365
  Long-term debt...............................        47,000           135,806         4,838               --         187,644
  Senior subordinated notes....................       150,000                --            --               --         150,000
  Deferred income taxes........................        17,728                --           606               --          18,334
  Other liabilities............................        11,183               173           615               --          11,971
    Commitments and contingent
       liabilities.............................            --                --            --               --              --
     Stockholders' equity (deficit):
        Preferred stock........................            --                --            --               --              --
        Common stock...........................         4,271                53         7,081          (11,025)            380
  Additional paid-in capital...................      (280,420)          289,091       135,787          (74,129)         70,329
  Retained earnings (accumulated deficit)......       (99,873)           94,242        77,510           (3,287)         68,592
  Accumulated other
     comprehensive income (loss)...............       (12,482)           (1,264)        5,475              113          (8,158)
                                                    ---------        ----------     ---------        ---------       ---------
          Total stockholders' equity (deficit)       (388,504)          382,122       225,853          (88,328)        131,143
                                                    ---------        ----------     ---------        ---------       ---------
          Total liabilities and
             stockholders' equity (deficit)....     $(148,932)       $  547,300     $ 259,040        $ (87,951)      $ 569,457
                                                    ==========       ==========     =========        =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   -----------------------------------------------------------------------------
                                                                        NON
                                   SYBRON DENTAL     GUARANTOR       GUARANTOR
                                    SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   -------------    ------------    ------------    ------------    ------------
Net sales .....................      $      --       $  78,582       $  59,109       $  (3,424)      $ 134,267
Cost of sales .................            266          31,397          31,678          (3,424)         59,917
                                     ---------       ---------       ---------       ---------       ---------
Gross profit ..................           (266)         47,185          27,431              --          74,350
Selling, general and
   administrative expenses ....          5,695          24,570          13,978              23          44,266
                                     ---------       ---------       ---------       ---------       ---------

Operating income (loss)  ......         (5,961)         22,615          13,453             (23)         30,084
Other income (expense):
   Interest expense ...........         (3,456)         (1,865)            (82)             --          (5,403)
   Other, net .................          9,167          (7,735)           (939)             --             493
                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before income
    taxes .....................           (250)         13,015          12,432             (23)         25,174
Income taxes ..................            (95)          5,695           4,025             (58)          9,567
                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) .............      $    (155)      $   7,320       $   8,407       $      35       $  15,607
                                     =========       =========       =========       =========       =========

                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   -----------------------------------------------------------------------------
                                                                        NON
                                   SYBRON DENTAL     GUARANTOR       GUARANTOR
                                    SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   -------------    ------------    ------------    ------------    ------------
Net sales .....................      $      --       $  79,692       $  47,293       $  (2,291)      $ 124,694
Cost of sales .................            225          28,328          27,843          (2,264)         54,132
                                     ---------       ---------       ---------       ---------       ---------
Gross profit ..................           (225)         51,364          19,450             (27)         70,562
Selling, general and
   administrative expenses ....          6,523          24,533          11,074              (4)         42,126
                                     ---------       ---------       ---------       ---------       ---------

Operating income (loss)  ......         (6,748)         26,831           8,376             (23)         28,436
Other income (expense):
   Interest expense ...........         (1,318)         (5,136)            (36)             --          (6,490)
   Other, net .................          8,117          (7,405)           (974)             --            (262)
                                     ---------       ---------       ---------       ---------       ---------
Income before income taxes ....             51          14,290           7,366             (23)         21,684
Income taxes ..................            278           6,134           2,412            (367)          8,457
                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) .............      $    (227)      $   8,156       $   4,954       $     344       $  13,227
                                     =========       =========       =========       =========       =========

                                                     FOR THE SIX MONTHS ENDED MARCH 31, 2003
                                   -----------------------------------------------------------------------------
                                                                        NON
                                   SYBRON DENTAL     GUARANTOR       GUARANTOR
                                    SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   -------------    ------------    ------------    ------------    ------------
Net sales .....................      $      --       $ 148,993       $ 113,398       $  (7,975)      $ 254,416
Cost of sales .................            522          62,001          60,943          (7,975)        115,491
                                     ---------       ---------       ---------       ---------       ---------
Gross profit ..................           (522)         86,992          52,455              --         138,925
Selling, general and
   administrative expenses ....         12,299          48,655          26,430              --          87,384
                                     ---------       ---------       ---------       ---------       ---------
Operating income (loss)  ......        (12,821)         38,337          26,025              --          51,541
Other income (expense):
   Interest expense ...........         (7,211)         (3,604)           (164)             --         (10,979)
   Other, net .................         19,782         (17,829)         (1,914)             --              39
                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before income
    taxes .....................           (250)         16,904          23,947              --          40,601
Income taxes ..................            (95)          8,502           7,122            (100)         15,429
                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) .............      $    (155)      $   8,402       $  16,825       $     100       $  25,172
                                     =========       =========       =========       =========       =========

                                                    FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   -----------------------------------------------------------------------------
                                                                        NON
                                   SYBRON DENTAL     GUARANTOR       GUARANTOR
                                    SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                   -------------    ------------    ------------    ------------    ------------
Net sales .....................      $      --       $ 136,116       $  90,759       $  (4,416)      $ 222,459
Cost of sales .................            454          47,105          54,007          (4,362)         97,204
                                     ---------       ---------       ---------       ---------       ---------
Gross profit ..................           (454)         89,011          36,752             (54)        125,255
Selling, general and
   administrative expenses ....         10,328          44,893          22,115             (29)         77,307
                                     ---------       ---------       ---------       ---------       ---------
Operating income (loss)  ......        (10,782)         44,118          14,637             (25)         47,948
Other income (expense):
   Interest expense ...........         (2,421)        (11,072)           (110)             --         (13,603)
   Other, net .................         13,941         (12,395)         (1,907)             --            (361)
                                     ---------       ---------       ---------       ---------       ---------
Income before income taxes ....            738          20,651          12,620             (25)         33,984
Income taxes ..................          1,097           8,231           4,650            (724)         13,254
                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) .............      $    (359)      $  12,420       $   7,970       $     699       $  20,730
                                     =========       =========       =========       =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                           FOR THE SIX MONTHS ENDED MARCH 31, 2003
                                        -----------------------------------------------------------------------------
                                                                             NON
                                        SYBRON DENTAL     GUARANTOR       GUARANTOR
                                         SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        -------------    ------------    ------------    ------------    ------------
Cash flows provided by
   operating activities .............      $   6,064       $  20,531       $  12,842       $     113      $  39,550
Cash flows from investing activities:
   Capital expenditures .............             --          (1,898)           (958)             --         (2,856)
   Proceeds from sales of property,
      plant, and equipment ..........             --           5,234              47              --          5,281
   Payments for intangibles .........             --            (646)            (23)             --           (669)
                                           ---------       ---------       ---------       ---------      ---------
      Net cash provided by (used in)
        investing activities ........             --           2,690            (934)             --          1,756
Cash flows from financing activities:
   Proceeds from credit facility ....         70,500           5,000              --              --         75,500
   Principal payments on credit
      facility ......................        (98,500)         (5,737)             --              --       (104,237)
   Proceeds from long-term debt .....             --              --           3,259              --          3,259
   Principal payments on long-term
      debt ..........................             --             (88)         (2,038)             --         (2,126)
   Payment of deferred financing fees             --            (473)             --              --           (473)
   Cash received from exercise of
      stock options .................            451              --              --              --            451
                                           ---------       ---------       ---------       ---------      ---------
      Net cash provided by (used in)
        financing activities ........        (27,549)         (1,298)          1,221              --        (27,626)
Effect of exchange rate changes on
   cash and cash equivalents ........         (3,454)          3,127           1,418            (113)           978
Net change in intercompany
   balances .........................         25,495         (22,698)         (2,797)             --             --
                                           ---------       ---------       ---------       ---------      ---------
Net increase in cash and
   cash equivalents .................            556           2,352          11,750              --         14,658
Cash and cash equivalents at
   beginning of period ..............             (4)         (3,928)         16,584              --         12,652
                                           ---------       ---------       ---------       ---------      ---------
Cash and cash equivalents at
   end of period ....................      $     552       $  (1,576)      $  28,334       $      --      $  27,310
                                           =========       =========       =========       =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for
      interest ......................      $   1,350       $  10,657       $      91       $      --      $  12,098
                                           =========       =========       =========       =========      =========
   Cash paid during the period for
      income taxes ..................      $      10       $     367       $   4,999       $      --      $   5,376
                                           =========       =========       =========       =========      =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                              -----------------------------------------------------------------------------
                                                                                   NON
                                              SYBRON DENTAL     GUARANTOR       GUARANTOR
                                               SPECIALTIES     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              -------------    ------------    ------------    ------------    ------------
Cash flows provided by (used in)
   operating activities ..................      $ (10,564)      $  16,109       $  11,214       $     (24)      $  16,735
Cash flows from investing activities:
   Capital expenditures ..................           (834)         (2,960)         (3,260)             --          (7,054)
   Proceeds from sales of property,
      plant, and equipment ...............             --             502               3              --             505
   Net payments for businesses acquired ..             --          (8,235)
                                                                                       --              --          (8,235)
   Payments for intangibles ..............             --            (622)           (549)             --          (1,171)
                                                ---------       ---------       ---------       ---------       ---------
      Net cash used in
        investing activities .............           (834)        (11,315)         (3,806)             --         (15,955)
Cash flows from financing activities:
   Proceeds from credit facility .........        134,000              --              --                         134,000
   Principal payments on credit
      facility ...........................       (101,000)        (28,558)             --              --        (129,558)
   Proceeds from long-term debt ..........             --              --             749              --             749
   Principal payments on long-term
      debt ...............................             --            (461)            (81)             --            (542)
   Proceeds from the exercise of
      stock option .......................            481              --              --              --             481
                                                ---------       ---------       ---------       ---------       ---------
      Net cash provided by (used in)
        financing activities .............         33,481         (29,019)            668              --           5,130
Effect of exchange rate changes on
   cash and cash equivalents .............            520            (288)           (842)             24            (586)
Net change in intercompany
   balances ..............................        (23,107)         21,108           1,999              --              --
                                                ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in cash and
   cash equivalents ......................           (504)         (3,405)          9,233              --           5,324
Cash and cash equivalents at
   beginning of period ...................            490           1,726           6,103              --           8,319
                                                ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at
   end of period .........................      $     (14)      $  (1,679)      $  15,336       $      --       $  13,643
                                                =========       =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for
      interest ...........................      $   2,299       $  11,438       $      51       $      --       $  13,788
                                                =========       =========       =========       =========       =========
   Cash paid during the period for
      income taxes .......................      $   9,204       $      --       $   3,307       $      --       $  12,511
                                                =========       =========       =========       =========       =========

8. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

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

Goodwill

      In connection with the SFAS No. 142 transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, October 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2002. The Company then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company has determined that no goodwill impairment was indicated as of October 1, 2002.

         The Company recorded amortization expense of goodwill and certain other intangible assets in the amount of $2,268 and $4,441 for the three and six months ended March 31, 2002. No amortization expense was recorded for goodwill or those certain other intangible assets deemed to have indefinite lives for the three month or six month periods ended March 31, 2003 because those items are no longer being amortized under the provisions of SFAS No. 142.

Tables

      The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in fiscal 2002:

                                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                           ENDED MARCH 31, 2002   ENDED MARCH 31, 2002
                                                           --------------------   --------------------
        Reported net income.............................        $   13,227              $  20,730
        Add back: goodwill and other intangibles
           amortization, net of taxes...................             1,383                  2,709
                                                                ----------              ---------
          Adjusted net income...........................        $   14,610              $  23,439
        Reported basic earnings per share...............        $     0.35              $    0.55
        Add back: goodwill amortization, net of taxes...              0.04                   0.07
                                                                ----------              ---------
          Adjusted basic earnings per share.............        $     0.39              $    0.62
        Reported diluted earnings per share.............        $     0.34              $    0.53
        Add back: goodwill amortization, net of taxes...              0.04                   0.07
                                                                ----------              ---------
          Adjusted diluted earnings per share...........        $     0.38              $    0.60

      SFAS No. 141 and SFAS No. 142 also require that the Company disclose the following information related to its intangible assets still subject to amortization. The following table details the balances of the amortizable intangible assets as of March 31, 2003:

                                     GROSS CARRYING       ACCUMULATED      NET CARRYING
                                         AMOUNT          AMORTIZATION         AMOUNT
                                     --------------      ------------      ------------
        Proprietary technology..       $   14,687         $    8,679         $  6,008
        Other...................       $   16,347         $   14,612         $  1,735

      Additionally, SFAS No. 142 requires that the Company disclose the estimated intangible asset amortization for each of the five twelve-month periods subsequent to March 31, 2003. The following table represents the estimated amortization (calculated as of March 31, 2003) for each of the five twelve-month periods indicated:

                                                           TWELVE-MONTH PERIODS ENDING MARCH 31,
                                                      -----------------------------------------------
                                                        2004      2005      2006      2007      2008
                                                      --------  --------   ------    ------    ------
       Amortization of intangible assets.....         $  1,143  $    958   $  790    $  729    $  689

      In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company will reclassify the extraordinary item reported in the third quarter of fiscal year 2002 and prior year extraordinary losses to refinancing expenses and income taxes that were recorded as the result of a loss from the extinguishment of indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      When we use the terms "SDS," "we," "us," "Company," or "our" in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent's dental business prior to the spin-off. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2003 and 2002 refer to the second quarters of fiscal 2003 and 2002, respectively.

GENERAL

      We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment, as well as a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. On October 1, 2002, we consolidated our Infection Prevention segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products. As a result of this consolidation, our subsidiaries now operate in two business segments:

            - Professional Dental. We develop and manufacture a variety of branded dental consumable products and consumable infection prevention products sold through independent distributors to the dental industry worldwide as well as to medical markets; and

            - Orthodontics. We develop, manufacture, and market an array of consumable orthodontic products and endodontic products to orthodontic and endodontic specialists worldwide.

      All financial information presented in this quarterly report combines the historical information of the Infection Prevention and Professional Dental business segments into the Professional Dental reporting segment.

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

RESULTS OF OPERATIONS

      OVERVIEW

      Our net sales for the quarter and six month periods ended March 31, 2003 increased by 7.7% and 14.4%, respectively, from the corresponding fiscal 2002 periods. Of the 7.7% increase in net sales for the quarter ended March 31, 2003 from the prior year period, favorable currency fluctuations accounted for 5.3% of the increase, internal growth was 1.1% of the increase with the remainder coming primarily from our one acquisition last year, Orascoptic. Of the 14.4% increase in net sales for the six month period ended March 31, 2003, internal growth accounted for 7.3% of the increase, favorable foreign currency fluctuations accounted for 4.3% of the increase in net sales, and the remainder was primarily from our acquisition of Orascoptic. Operating income for the second quarter and first six months of fiscal 2003 increased by 5.8% and 7.5%, respectively, from the corresponding fiscal 2002 periods.

      Our operating income for our second fiscal 2003 quarter was $30.1 million. In the corresponding quarter of our 2002 fiscal year, our operating income was $28.4 million. Our fiscal 2002 second quarter operating income included a $2.3 million charge of amortization of goodwill and other intangible assets, which are not being amortized this year due to the adoption of SFAS No. 142 on October 1, 2002. Operating income for the first six months of fiscal 2003 and 2002 was $51.5 million and $47.9 million, respectively. For the first six months of fiscal 2002, operating income included a charge of $4.5 million of amortization of goodwill and other intangible assets, which are not being amortized this fiscal year.

      Our domestic sales for the quarter and six month periods ended March 31, 2003 increased by 1.6% and 11.2%, respectively, from the corresponding fiscal 2002 periods. International sales increased by 16.8% and 18.9% for the quarter and year to date periods, respectively, from the corresponding fiscal 2002 periods. Without the effect of currency fluctuations, international sales growth would have been 3.6% and 8.4% for the quarter and year to date periods, respectively, from the corresponding fiscal 2002 periods.

      We believe that our increase in revenue is a result, in part, of the changes we made throughout our organization in the second half of the last fiscal year, the introduction of our new LED curing light and the increased average tenure of our sales force in the United States for our Orthodontics segment. We expect to see continued revenue growth this year, but do not expect it to be at the same level as our first six months of fiscal 2003. In fact, we anticipate the revenue related to sales of the LED curing light to trend downwards in the last half of fiscal 2003 and we expect the weakening economy in Latin America and Asia, as well as regulatory health reimbursement programs in Germany, to have a somewhat negative impact on the Orthodontic segment sales for the rest of our 2003 fiscal year.

      The reported net sales of our Professional Dental and Orthodontics segments were impacted by the transfer we made between those segments at the commencement of the 2003 fiscal year, of our stainless steel endodontic product line. While the responsibility for the sales and marketing of those products was handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in our Professional Dental business segment. As a result of this transfer, the operating results of the Professional Dental segment for fiscal year 2003 reflects the decrease of the sales of the endodontic product line from the prior year fiscal period, while the operating results of the Orthodontic segment reflects the increase in net sales in fiscal year 2003 from the prior year fiscal period. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2003, there was no impact on our consolidated results of operations for the quarter or year to date periods. We did not adjust the prior period information reported for our Professional Dental and Orthodontics segments to reflect the transfer of the endodontic product line.

      During the second quarter of fiscal 2003, we transitioned the handling of orders and shipping of product from two Professional Dental locations (Germany and France) in Europe to our Hawe Neos facility in Switzerland and closed those locations. The Hawe facility is handling orders in numerous languages and shipping products to numerous points throughout Europe. We anticipate closing the Professional Dental European office located in the United Kingdom during the third quarter of this fiscal year. We have not experienced, nor do we presently expect any disruptions in our ability to accept and ship orders, but we cannot be certain until the closings and the integration by Hawe is complete.

      QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

      NET SALES

                                             FISCAL        FISCAL
                   NET SALES:                 2003          2002
                                            --------      --------
                                                (IN THOUSANDS)
             Professional Dental .....      $ 76,815      $ 78,325
             Orthodontics ............        57,452        46,369
                                            --------      --------
             Total Net Sales .........      $134,267      $124,694
                                            ========      ========

      Overall Company. Net sales for the second quarter of fiscal 2003 increased by $9.6 million or 7.7% from the corresponding fiscal 2002 quarter.

      Professional Dental. Decreased net sales in the Professional Dental segment resulted primarily from: (a) decreased net sales of existing products (approximately $6.7 million) and (b) the transfer of the endodontic product sales to the Orthodontics segment

(approximately $2.7 million). The decrease in net sales was partially offset by:
(a) favorable foreign currency fluctuations (approximately $3.9 million), (b) net sales of new products (approximately $2.7 million), (c) net sales of products from an acquired company (approximately $1.0 million) and (d) reduced rebate expense (approximately $0.3 million).

      Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $6.0 million), (b) the transfer of the endodontic product sales from the Professional Dental segment (approximately $2.8 million), (c) favorable foreign currency fluctuations (approximately $2.7 million) and (d) net sales of new products (approximately $1.3 million). The increase in net sales was partially offset by increased rebate expense (approximately $1.7 million).

      GROSS PROFIT

                                         FISCAL         PERCENT OF        FISCAL       PERCENT OF
                GROSS PROFIT:             2003            SALES            2002          SALES
                ------------           ---------          -----          ---------       -----
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
                Professional Dental    $   42,470          55.3%         $  45,332        57.9%
                Orthodontics........       31,880          55.5             25,230        54.4
                                       ----------         -----          ---------       -----
                Total Gross Profit..   $   74,350          55.4%         $  70,562        56.6%
                                       ==========         =====          =========       =====

      Overall Company. Gross profit for the quarter ended March 31, 2003 increased by $3.8 million or 5.4% from the corresponding fiscal 2002 quarter.

      Professional Dental. Decreased gross profit in the Professional Dental segment resulted primarily from: (a) decreased net sales of existing products (approximately $4.0 million), (b) the transfer of the endodontic product line from the Professional Dental segment to the Orthodontics segment (approximately $1.7 million), (c) an unfavorable product mix (approximately $1.4 million) and
(d) unfavorable manufacturing variances (approximately $0.5 million). The decrease in gross profit was partially offset by: (a) favorable foreign currency fluctuations (approximately $2.2 million), (b) unit volume relating to new products (approximately $1.5 million), (c) margins relating to net sales of products from an acquired company (approximately $0.5 million), (d) reduced rebate expense (approximately $0.3 million), (e) inventory reserve adjustments (approximately $0.1 million, primarily due to a decrease in obsolescence) and
(f) decreased royalty expense (approximately $0.1 million).

      Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $3.3 million), (b) favorable foreign currency fluctuations (approximately $2.7 million), (c) the transfer of the endodontic product line from the Professional Dental segment to the Orthodontics segment (approximately $1.7 million), (d) unit volume relating to new products (approximately $0.8 million), (e) inventory reserve adjustments (approximately $0.7 million, of which approximately $0.6 million is due to a decrease in obsolescence and physical inventory adjustments of approximately $0.2 million, partially offset by approximately $0.1 million in standard cost revisions) and (f) a favorable product mix (approximately $0.3 million). The increase in gross profit was partially offset by: (a) increased rebate expense (approximately $1.5 million), (b) unfavorable manufacturing variances (approximately $1.1 million) and (c) increased royalty expense (approximately $0.2 million).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  SELLING, GENERAL AND             FISCAL       PERCENT OF     FISCAL      PERCENT OF
                ADMINISTRATIVE EXPENSES:            2003           SALES        2002          SALES
                -----------------------          ----------     ----------   ----------    ----------
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
                 Professional Dental..........   $   24,793        32.3%     $   25,140       32.1%
                 Orthodontics.................       19,473        33.9          16,986       36.6
                                                 ----------        ----      ----------       ----
                 Total Selling, General and
                     Administrative Expenses..   $   44,266        33.0%     $   42,126       33.8%
                                                 ==========        ====      ==========       ====

      Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2003 increased by $2.1 million or 5.1% from the corresponding fiscal 2002 quarter. As of October 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and have ceased the amortization of goodwill and other intangible assets resulting in decreased amortization expense from the corresponding prior year period of approximately $2.3 million.

      Professional Dental. Decreased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) decreased amortization expense of goodwill and other intangible assets (approximately $1.7 million), (b) decreased selling and marketing expenses (approximately $0.5 million), (c) decreased general and administrative expenses (approximately $0.1 million) and (d) decreased research and development expenses (approximately $0.1 million). The decrease in selling, general and administrative expenses was partially offset by: (a) an increase in expenses relating to foreign currency fluctuations (approximately $1.5 million) and (b) increased expenses of an acquired company (approximately $0.5 million).

      Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $1.7 million), (b) increased expenses related to foreign currency fluctuations (approximately $0.9 million), (c) increased research and development expenses (approximately $0.3 million) and (d) increased general and administrative expenses (approximately $0.2 million). The increase in selling, general and administrative expenses was partially offset by a decrease in amortization expense of goodwill and other intangible assets (approximately $0.6 million).

      OPERATING INCOME

                                              FISCAL       PERCENT OF     FISCAL     PERCENT OF
                OPERATING INCOME:              2003           SALES        2002         SALES
                ----------------            ----------     ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
                Professional Dental......   $   17,677        23.0%     $   20,192      25.8%
                Orthodontics.............       12,407        21.6           8,244      17.8
                                            ----------        ----      ----------      ----
                Total Operating Income...   $   30,084        22.4%     $   28,436      22.8%
                                            ==========        ====      ==========      ====

      As a result of the foregoing, operating income in the second quarter of fiscal 2003 increased by 5.8% or $1.6 million from operating income in the corresponding quarter of fiscal 2002.

      INTEREST EXPENSE

      Interest expense was $5.4 million in the second quarter of fiscal 2003, a decrease of $1.1 million from the corresponding fiscal 2002 quarter. The decrease resulted from reduced average debt balances in the second quarter of fiscal 2003 and reduced average interest rates on our credit facility.

      INCOME TAXES

      Taxes on income in the second quarter of fiscal 2003 were approximately $9.6 million, an increase of $1.1 million from the corresponding fiscal 2002 quarter. The increase was primarily due to higher taxable earnings, partially offset by a decrease in the effective tax rate for the quarter from 39.0% in fiscal 2002 to 38.0% in fiscal 2003.

      NET INCOME

      As a result of the foregoing, we had net income of $15.6 million in the quarter ended March 31, 2003, as compared to net income of $13.2 million in the corresponding fiscal 2002 period.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization of goodwill (prior to October 1, 2002) and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Amortization of goodwill and other intangible assets decreased $2.3 million in the second quarter of fiscal 2003 compared to the same period in the prior year primarily due to our discontinuing the amortization of goodwill and certain other intangible assets in accordance SFAS No. 142. Depreciation increased by $0.5 million compared to the same period in the prior year.

      SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2002

      NET SALES

                                              FISCAL        FISCAL
                    NET SALES:                 2003          2002
                    ---------               ----------    ----------
                                                  (IN THOUSANDS)
               Professional Dental....      $  147,743    $  136,011
               Orthodontics...........         106,673        86,448
                                            ----------    ----------
               Total Net Sales........      $  254,416    $  222,459
                                            ==========    ==========

      Overall Company. Net sales for the first six months of fiscal 2003 increased by $32.0 million or 14.4% from the corresponding fiscal 2002 period.

      Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $7.9 million), (b) favorable foreign currency fluctuations (approximately $5.7 million), (c) net sales of products from an acquired company (approximately $4.8 million) and (d) reduced rebate expense (approximately $0.5 million). The increase in net sales was partially offset by: (a) the transfer of the endodontic product sales to the Orthodontics segment (approximately $6.4 million) and (b) decreased net sales of existing products (approximately $0.7 million).

      Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $11.3 million), (b) the transfer of the endodontic product sales from the Professional Dental segment (approximately $5.3 million), (c) favorable foreign currency fluctuations (approximately $3.9 million) and (d) net sales of new products (approximately $1.9 million). The increase in net sales was partially offset by increased rebate expense (approximately $2.2 million).

      GROSS PROFIT

                                  FISCAL      PERCENT OF       FISCAL       PERCENT OF
         GROSS PROFIT:             2003          SALES          2002           SALES
         ------------           ----------    ----------     ---------      ----------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
         Professional Dental    $   80,873       54.7%       $  78,159         57.5%
         Orthodontics........       58,052       54.4           47,096         54.5
                                ----------      -----        ---------        -----
         Total Gross Profit..   $  138,925       54.6%       $ 125,255         56.3%
                                ==========      =====        =========        =====

      Overall Company. Gross profit for the first six months ended March 31, 2003 increased by $13.7 million or 10.9% from the corresponding fiscal 2002 period.

      Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) unit volume relating to new products (approximately $4.4 million), (b) favorable foreign currency fluctuations (approximately $3.2 million), (c) margins relating to net sales of products from an acquired company (approximately $2.9 million) and (d) reduced rebate expense (approximately $0.5 million). The increase in gross profit was partially offset by: (a) the transfer of the endodontic product line from the Professional Dental segment to the Orthodontics segment (approximately $4.1 million), (b) an unfavorable product mix (approximately $2.4 million), (c) unfavorable manufacturing variances (approximately $1.3 million), (d) decreased net sales of existing products (approximately $0.3 million) and (e) inventory reserve adjustments (approximately $0.2 million, of which approximately $0.1 million is due to an increase in obsolescence and approximately $0.1 million is due to physical inventory adjustments).

      Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $5.8 million), (b) favorable foreign currency fluctuations (approximately $3.9 million), (c) the transfer of the endodontic product line from the Professional Dental segment to the Orthodontics segment (approximately $3.0 million), (d) unit volume relating to new products (approximately $1.2 million), (e) inventory reserve adjustments (approximately $0.7 million, of which approximately $0.9 million is due to an decrease in obsolescence, partially offset by standard cost revisions of approximately $0.2 million) and (f) a favorable product mix of approximately $0.3 million. The increase in gross profit was partially offset by: (a) increased rebate expense (approximately $2.2 million), (b) unfavorable manufacturing variances (approximately $1.1 million) and (c) increased royalty expense (approximately $0.6 million).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           SELLING, GENERAL AND             FISCAL     PERCENT OF     FISCAL     PERCENT OF
         ADMINISTRATIVE EXPENSES:            2003         SALES        2002         SALES
         -----------------------          ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
          Professional Dental..........   $   49,422      33.5%     $   43,997      32.3%
          Orthodontics.................       37,962      35.6          33,310      38.5
                                          ----------      ----      ----------      ----
          Total Selling, General and
              Administrative Expenses..   $   87,384      34.3%     $   77,307      34.8%
                                          ==========      ====      ==========      ====

      Overall Company. Selling, general and administrative expenses for the first six months of fiscal 2003 increased by $10.1 million or 13.0% from the corresponding fiscal 2002 period. As of October 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible

Assets" and have ceased the amortization of goodwill and other intangible assets resulting in decreased amortization expense from the corresponding prior year period of approximately $4.4 million.

      Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $2.5 million), (b) expenses of an acquired company (approximately $2.3 million), (c) an increase in expenses relating to foreign currency fluctuations (approximately $2.0 million) and (d) increased selling and marketing expenses (approximately $1.9 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased amortization expense of goodwill and other intangible assets (approximately $3.2 million) and (b) decreased research and development expenses (approximately $0.1 million).

      Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $2.9 million), (b) increased general and administrative expenses (approximately $1.6 million), (c) increased expenses related to foreign currency fluctuations (approximately $1.2 million) and (d) increased research and development expenses (approximately $0.3 million). The increase in selling, general and administrative expenses was partially offset by a decrease in amortization expense of goodwill and other intangible assets (approximately $1.3 million).

      OPERATING INCOME


                                        FISCAL     PERCENT OF     FISCAL     PERCENT OF
          OPERATING INCOME:              2003         SALES        2002         SALES
          ----------------            ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
          Professional Dental......   $   31,451      21.3%     $   34,162      25.1%
          Orthodontics.............       20,090      18.8          13,786      15.9
                                      ----------      ----      ----------      ----
          Total Operating Income...   $   51,541      20.3%     $   47,948      21.6%
                                      ==========      ====      ==========      ====

      As a result of the foregoing, operating income in the first six months of fiscal 2003 increased by 7.5% or $3.6 million from operating income in the corresponding fiscal 2002 period.

      INTEREST EXPENSE

      Interest expense was $11.0 million in the first six months of fiscal 2003, a decrease of $2.6 million from the corresponding fiscal 2002 period. The decrease resulted from reduced average debt balances in the first half of fiscal 2003 and reduced average interest rates on our credit facility.

      INCOME TAXES

      Taxes on income in the first six months of fiscal 2003 were approximately $15.4 million, an increase of $2.2 million from the corresponding fiscal 2002 period. The increase was primarily due to higher taxable earnings, partially offset by a decrease in the effective tax rate for the first six months from 39.0% in fiscal 2002 to 38.0% in the corresponding fiscal 2003 period.

      NET INCOME

      As a result of the foregoing, we had net income of $25.2 million in the first six months of fiscal 2003, as compared to net income of $20.7 million in the corresponding fiscal 2002 period.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization of goodwill (prior to October 1, 2002) and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense in the first quarter of fiscal 2003. Amortization of goodwill and other intangible assets decreased $4.4 million in the first six months of fiscal 2003 compared to the same period in the prior year primarily due to our discontinuing the amortization of goodwill and certain other intangible assets in accordance SFAS No. 142. Depreciation increased by $0.5 million compared to the same period in the prior year.

      CRITICAL ACCOUNTING POLICIES

      Pension and Other Postretirement Benefits - We are examining our current estimates and judgments on historical experience currently used in determining, among others, our discount rates, average medical and compensation percentage increases and the expected long-term rate of return on assets currently used in the determination of pension liabilities and assets. We anticipate that upon completion of this examination, we will see an increase in pension expense and additional payments to be made to our pension plan by the end of our third fiscal quarter of 2003.

      Please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and subsequent First Quarter Report on Form 10-Q for a more complete discussion of our critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      On December 31, 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. For a complete explanation on the valuation of our stock-based compensation consistent with the method prescribed by SFAS No. 123, please refer to the notes to the consolidated financial statements included in our annual report for the fiscal year ended September 30, 2002. We are currently reviewing whether or not we will adopt the fair value method of accounting for stock options.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

      The new guidance amends SFAS No. 133 for decisions made: as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, in connection with other FASB projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

      SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

      The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of "when-issued" securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

      We are currently assessing, but have not yet determined the impact of SFAS No. 149 on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      We intend to fund our capital expenditure requirements (primarily related to the purchase of machinery and equipment), working capital requirements (primarily related to inventory and accounts receivable), acquisitions of various businesses and product lines, principal and interest payments on our Credit Facility (defined below), obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolver (defined below). While cash provided from operating activities may be impacted by a variety of factors such as lower revenues, an increase in expenses and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our Revolver (defined below), and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that this will be the case. To the extent that funds are not available from these sources, particularly with respect to our acquisition strategy, we would have to raise additional capital in another manner or curtail our acquisition strategy.

      It is currently our intent to reduce total debt and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, taking into account our level of debt and interest expense. If significant acquisition opportunities become available, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facility (defined below). In addition, certain acquisitions previously completed contain "earnout provisions" requiring further payments in the future if certain financial results are achieved by the acquired companies.

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

      Approximately $39.5 million of cash was generated from operating activities in the first six months of fiscal 2003, as compared to approximately $16.7 million from the same period of the prior year. The approximate $22.8 million increase in cash flows from operations was primarily due to: (a) a decrease in the net change in inventories from the prior year period of approximately $14.0 million, (b) an increase in the net change of income taxes payable from the prior year period of approximately $10.9 million, (c) an increase in the net change in accrued payroll and employee benefits from the prior year period of approximately $6.9 million, (d) a decrease in the net change in prepaid expenses and other current assets from the prior year period of approximately $5.9 million, (e) an increase in the net change in accounts payable from the prior year period of approximately $4.7 million, (f) increased earnings from the prior year period of approximately $4.4 million, (g) an increase in the net change in other current liabilities from the prior year period of approximately $4.4 million, (h) an increase in the net change in other assets and liabilities of approximately $1.2 million from the prior year period,
(i) an increase in depreciation expense from the prior year period of approximately $0.5 million and (j) an increase in the amortization of deferred financing fees of approximately $0.4 million from the prior year period. The increase in cash flows from operations were partially offset by the following:
(a) an increase in the net change in accounts receivable from the prior year period of approximately $17.0 million, (b) a decrease in the net change in deferred income taxes from the prior year period of approximately $6.3 million,
(c) a decrease in amortization expense of goodwill and other intangible assets from the prior year period of approximately $4.4 million, (d) a decrease in the net change in the restructuring reserve of approximately $1.5 million, (e) a decrease in the net change in accrued interest of approximately $0.7 million,
(f) a decrease in the net change in the loss (gain) on sales of property, plant and equipment from the prior year period of approximately $0.2 million, (g) a decrease in the provision for losses on doubtful receivables from prior year period of approximately $0.2 million, (h) a decrease in inventory provisions from the prior year period of approximately $0.1 million, and (i) a decrease in the tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.1 million from the prior period.

      Approximately $1.8 million of cash was provided by investing activities in the first six months of fiscal year 2003, an increase of approximately $17.7 million from the same period of the prior year. The increase was primarily due to: (a) a decrease in payments for acquisitions from the prior year period of approximately $8.2 million, (b) an increase in proceeds from the sales of property, plant and equipment from the prior year period of approximately $4.8 million, (c) a decrease in capital expenditures of approximately $4.2 million from the prior year period and (d) a decrease in the net payments for intangibles from the prior year period of approximately $0.5 million.

      Approximately $27.6 million of cash was used in financing activities in the first six months of fiscal 2003, a decrease of approximately $32.8 million from the prior year period. The decrease was primarily due to: (a) a decrease in the net loan proceeds of approximately $32.3 million from the prior year period, and (b) an increase in deferred financing fees from the prior year period of approximately $0.5 million.

CREDIT FACILITIES AND SENIOR SUBORDINATED NOTES

      On June 6, 2002, we terminated our then existing $450.0 million credit facility and entered into a $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The credit facility (the "Credit Facility"), provides for a five-year $120.0 million revolving credit facility (the "Revolver"), a seven-year $200.0 million term loan (the "Term Loan B") and a five-year $30.0 million revolving credit facility (the "Euro Tranche"). Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the "Domestic Borrowers") are joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos Holdings S.A. ("Hawe Neos") is the borrower under the Euro Tranche. Sybron Dental Specialties became a borrower under the Revolver and Term Loan B as a result of the merger of Sybron Dental Management into Sybron Dental Specialties effective January 1, 2003; prior to that time Sybron Dental Management was one of the borrowers and Sybron Dental Specialties was not. In addition to the Credit Facility, we completed the sale of $150.0 million of 8 1/8% senior subordinated notes due 2012 (the "Senior Subordinated Notes") in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

      The Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the other Domestic Borrowers and each of our present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the Credit Facility is secured by a pledge of 65% of the capital stock of each of our first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of our Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of our other indirect foreign subsidiaries.

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

      The Term B Loan amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term B Loan bears interest, at our option, at either (a) the LIBOR rate, plus between 225 and 275 basis points, or (b) between 125 and 175 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to the rating of the Credit Facility by Standard and Poor's and Moody's. The per annum initial interest rate for the first six months was LIBOR, plus 250 basis points. The per annum interest rate for the second quarter of fiscal year 2003 was LIBOR, plus 250 basis points. As of March 31, 2003, the amount outstanding on the Term B Loan was $133.8 million. The average interest rate at March 31, 2003 on the Term B Loan was 4.79% after giving effect to the interest rate swap agreements we had in effect as of that date.

      The Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) between 75 and 150 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate on the Revolver for the first six months was LIBOR plus 225 basis points. The per annum interest rate for the second quarter of fiscal year 2003 was LIBOR, plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of March 31, 2003, the amount outstanding on the Revolver was $14.0 million. The average interest rate at March 31, 2003 on the Revolver was 5.03%. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of March 31, 2003, a total of $2.9 million in letters of credit was issued. As of March 31, 2003, the amount available under the Revolver was $103.1 million.

      The Euro Tranche will bear interest, at our option, at Euro-LIBOR or at base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of March 31, 2003, there was no outstanding balance under the Euro Tranche and the amount available was $30.0 million.

      The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, (vii) the repurchase or redemption of more than $25.0 million of our stock from stockholders and (viii) loans and investments, as well as prohibitions on the payment of cash dividends. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

      Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at March 31, 2003.

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

      Prior to January 1, 2003, Sybron Dental Management, Inc. ("SDM") was a guarantor subsidiary of Sybron Dental Specialties, Inc. ("SDS") for our Senior Subordinated Notes. Effective January 1, 2003, SDM was merged into SDS.

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

         TWELVE-MONTH PERIOD COMMENCING JUNE 15:           PERCENTAGE
         -----------------------------------------         ----------
          2007........................................      104.063%
          2008........................................      102.708%
          2009........................................      101.354%
          2010 and thereafter.........................      100.000%

      As a result of the terms of our Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of March 31, 2003, we had two interest rate swap agreements outstanding aggregating a notional amount of approximately $48.9 million. On February 11, 2003, we assigned an interest rate swap agreement with a notional amount of $10.0 million and incorporated the fair value to an existing amended interest rate swap agreement. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swap agreement's expiration dates. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The swap agreement rates and durations as of March 31, 2003 are as follows:

    EXPIRATION DATE        NOTIONAL AMOUNT         SWAP AGREEMENT DATE        SWAP AGREEMENT RATE        SWAP EFFECTIVE DATE
    ---------------        ---------------         -------------------        -------------------        -------------------
March 31, 2005              $23.5 million            January 2, 2001                 5.65%                  March 30, 2001
June 30, 2006               $25.4 million            January 2, 2001                 5.58%                  March 30, 2001

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      The following table lists our contractual obligations and other commercial commitments for the indicated periods (calculated as of March 31, 2003):

                                                 PAYMENTS DUE FOR THE TWELVE MONTH PERIODS ENDED MARCH 31,
                               --------------------------------------------------------------------------------------------
                                 2004          2005          2006          2007          2008       THEREAFTER      TOTAL
                               --------      --------      --------      --------      --------     ----------     --------
                                                                      (IN THOUSANDS)
Long-term debt ..........      $  5,291      $  2,125      $  2,137      $  2,148      $ 11,163      $140,779      $163,643
Senior subordinated notes            --            --            --            --            --       150,000       150,000
Standby letters of credit         2,928            --            --            --            --            --         2,928
Operating leases ........         4,957         4,430         2,854         2,020         1,632         6,527        22,420
                               --------      --------      --------      --------      --------      --------      --------
Total contractual cash
    obligations .........      $ 13,176      $  6,555      $  4,991      $  4,168      $ 12,795      $297,306      $338,991
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

      OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      We presently have, and will continue to have, a substantial amount of indebtedness which required significant interest payments. As of March 31, 2003, we had $313.6 million in total long-term borrowings (including current portion), and $162.4 million in stockholders' equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

      FUTURE EXCHANGE RATE FLUCTUATIONS OR INFLATION MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      We manufacture many of our products, including those in our professional dental business segment, in our facilities in Mexico, Canada, Switzerland and Italy. These products are supported by our sales offices in Europe, Japan, Australia and Mexico. In fiscal 2002, our foreign facilities' selling, general and administrative expenses represented approximately 27.7% of our consolidated selling, general and administrative expenses while our foreign sales represented approximately 41.5% of our total net sales.

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

      IF WE INCUR MORE INDEBTEDNESS AND GREATER INTEREST EXPENSE, WE MAY NOT BE ABLE TO MAINTAIN OUR LEVEL OF INVESTMENT IN RESEARCH AND DEVELOPMENT.

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

      For fiscal year 2003, our projected total foreign currency exposure is approximately 52.7 million euros, 897.1 million Japanese yen, 13.5 million Canadian dollars, 15.4 million Australian dollars, and 3.1 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at March 31, 2003.

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

      In January 2003 and March 2003, we entered into two new zero cost collar contracts to hedge intercompany transactions with a total notional amount of
21.0 million euros for fiscal year 2004. Also, in March 2003, we entered into a zero cost collar contract to hedge a notional amount of 360.0 million Japanese yen for fiscal year 2004.

      At March 31, 2003, approximately $1.0 million of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges has been discontinued.

      Zero cost collar contracts in place as of March 31, 2003 are as follows (in thousands, except rates):

                                                            LOCAL
                        TRADE     EFFECTIVE    MATURITY    CURRENCY
         CURRENCY       DATE        DATE         DATE       AMOUNT      FLOOR RATE    CEILING RATE
         --------    ----------  ----------   ----------   --------     ----------    ------------
           Euro      07/16/2002  10/15/2002   09/16/2003     12,000          0.97          1.03
           Euro      11/01/2002  11/15/2002   09/15/2003      9,000          0.97          1.00
           Euro      01/13/2003  10/15/2003   12/15/2003     10,500          1.01          1.08
           Euro      03/06/2003  01/15/2004   03/15/2004     10,500          1.06          1.11
           Yen       06/25/2002  10/15/2002   09/15/2003    360,000        122.00        117.99
           Yen       03/06/2003  10/15/2003   03/15/2004    360,000        117.00        115.37

      As of March 31, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transactions is twelve months for the Japanese yen and twelve months for the euro.

      In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement had an effective date of October 16, 2001, and was a contract to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 71.73 million at the termination date of October 16, 2006. On June 6, 2002, we terminated this cross currency debt swap transaction to satisfy requirements under our Credit Facility. As of June 30, 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap to hedge our net investment in SDS Japan. The agreements to hedge our net investment in Hawe Neos have a total aggregate notional amount of $45.0 million and the agreement relating to SDS Japan has a notional amount of $4.0 million. The mechanics of the agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us on the U.S. dollar leg of the agreements is the rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by us on the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

      Following are the details of the new cross currency debt swaps (amounts in millions, except rates):

          TRADE DATE        EFFECTIVE DATE     MATURITY     US$    INTEREST    FX AMT     INTEREST
          ----------        --------------     --------     ---    --------    -------    --------
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


      At March 31, 2003, the fair value of the cross currency debt swap transaction loss included in translation adjustments was approximately $3.1 million (net of income tax).

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

      The table below provides information about our debt obligations that are sensitive to changes in interest rates as of March 31, 2003. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency.

            LIABILITIES             2004          2005          2006          2007          2008      THEREAFTER    FAIR VALUE
      -----------------------    ---------     ---------     ---------     ---------     ---------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
      Long-term Debt:
        Fixed Rate Debt .....           --            --            --            --            --     $ 150,000     $ 153,750
        Average Interest Rate        8.125%        8.125%        8.125%        8.125%        8.125%        8.125%
        Variable Rate Debt ..    $   5,291     $   2,125     $   2,137     $   2,148     $  11,163     $ 140,779     $ 163,643
        Average Interest Rate        4.870%        6.065%        6.905%        7.520%        7.910%        8.230%

      For the quarter ended March 31, 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.4 million. At March 31, 2003, approximately $2.4 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of March 31, 2003 (dollars in thousands):

                                                                                        THREE MONTHS
                               NOTIONAL                                                     ENDED         FAIR VALUE
                    LOAN        AMOUNT     TERM    TRADE    EFFECTIVE    MATURITY      MARCH 31, 2003      (PRE-TAX)
                   --------    --------  -------   -----    ---------    ---------     --------------     ----------
                   Kerr B....  $ 23,534  4 years  1/2/2001  3/30/2001    3/31/2005        $  162.6         $ 1,366.0

                   Ormco B...    25,344  4 years  1/2/2001  3/30/2001    6/30/2006           218.0           2,458.4
                               --------                                                   --------         ---------
                   Totals....  $ 48,878                                                   $  380.6         $ 3,824.4
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

      Approximately $70.0 million of our then-existing interest rate swaps could not be re-assigned to our Credit Facility entered into on June 6, 2002 and thus were terminated. Accordingly, we recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represented the fair value of the swaps at the termination date. Additionally, we had to de-designate the remaining interest rate swaps as a result of the specificity of our hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately

$2.0 million, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from accumulated other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the Credit Facility. The change in the fair value of these re-assigned swaps from the refinancing date to March 31, 2003 has been recorded in accumulated other comprehensive income (loss).

      The re-assigned interest rate swap agreements are expected to be highly effective as we expect the hedging relationship to meet the relevant hedge accounting criteria of SFAS No. 133, as amended. The re-assigned interest rate swap agreements showed no recognizable ineffectiveness during the quarter ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We have disclosure controls and procedures in place which are designed to ensure that material information related to SDS, including our consolidated subsidiaries, is made known to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). We review our disclosure controls and procedures regularly and when necessary and make changes to ensure they are effective.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company, a Delaware corporation, held its Annual Meeting of Stockholders on February 7, 2003. A quorum was present at the Annual Meeting, with 33,499,096 shares out of a total of 37,989,650 shares entitled to cast votes represented in person or by proxy at the meeting. Further information regarding our Annual Meeting of Shareholders was previously reported in our Form 10-Q for the quarter ended December 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

            See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

      (b)   REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter for which this report is filed.

            A Form 8-K was filed on April 29, 2003 to furnish the Company's press release, announcing the Company's financial results for the quarter and six-month period ended March 31, 2003.

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYBRON DENTAL SPECIALTIES, INC
                                  (Registrant)


Date: May 14, 2003                /s/  GREGORY D. WALLER
                                  -----------------------------------------
                                       Gregory D. Waller
                                       Vice President - Finance,
                                       Chief Financial Officer & Treasurer*

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


                                         /s/ FLOYD W. PICKRELL, JR.
                                         ------------------------------
                                             Chief Executive Officer

      Dated: May 14, 2003

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


                                                     /s/ GREGORY D. WALLER
                                                     ---------------------------
                                                         Chief Financial Officer

Dated: May 14, 2003

                         SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-16057)
                                  EXHIBIT INDEX
                                       TO
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

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

                        (b) Certificate of Designation,              Exhibit 3.1(b) to the Registrant's  Form 10-K
                        Preferences and Rights of Series             for the fiscal year ended September 30, 2000
                        A Preferred Stock

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