Form 10-Q
period 2003-06-30
SYBRON DENTAL SPECIALTIES INC
filed 2003-08-13
CIK 1121302

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                                                 Yes |  | No |X|

    At August 8, 2003, there were 38,239,121 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES


                                                                                                             PAGE
                                                                                                             ----
PART I    -     FINANCIAL INFORMATION

   Item 1.   Financial Statements......................................................................        3
             Consolidated Balance Sheets, June 30, 2003 and September 30, 2002.........................        3
             Consolidated Statements of Income for the three months and nine months ended
                 June 30, 2003 and 2002................................................................        4
             Consolidated Statement of Stockholders' Equity and Comprehensive Income
                 for the nine months ended June 30, 2003...............................................        5
             Consolidated Statements of Cash Flows for the nine months ended
                 June 30, 2003 and 2002................................................................        6
             Notes to Unaudited Consolidated Financial Statements......................................        7
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....       18
   Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................       33
   Item 4.   Controls and Procedures...................................................................       35

PART II   -     OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K..........................................................       36
   Signature...........................................................................................       37
   Exhibit Index.......................................................................................       38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                              JUNE 30,        SEPTEMBER 30,
                                                                                                2003              2002
                                                                                             ----------        ----------
                                                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                                                       AMOUNTS)
                                     ASSETS
Current assets:
   Cash and cash equivalents..........................................................       $   19,883        $   12,652
   Accounts receivable (less allowance for doubtful receivables of
      $1,484 and $1,400 at June 30, 2003 and September 30, 2002, respectively)........           91,325            80,479
   Inventories (note 2)...............................................................           85,530            89,685
   Deferred income taxes..............................................................            8,527             8,537
   Deposit............................................................................           16,083                --
   Prepaid expenses and other current assets..........................................           12,944            14,163
                                                                                             ----------        ----------
      Total current assets............................................................          234,292           205,516
                                                                                             ----------        ----------
Property, plant and equipment, net of accumulated depreciation of $92,929
   and $85,906 at June 30, 2003 and September 30, 2002, respectively..................           76,360            75,502
Goodwill..............................................................................          248,004           241,405
Intangible assets, net................................................................           17,406            17,711
Deferred income taxes.................................................................           10,869             6,890
Other assets..........................................................................           23,892            22,433
                                                                                             ----------        ----------
   Total assets.......................................................................       $  610,823        $  569,457
                                                                                             ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................................       $   15,609        $   14,927
   Current portion of long-term debt..................................................            3,918             3,193
   Income taxes payable...............................................................           14,833             3,389
   Accrued payroll and employee benefits..............................................           24,399            24,367
   Restructuring reserve (note 3).....................................................            2,036             4,130
   Deferred income taxes..............................................................            1,735             1,110
   Accrued rebates....................................................................            6,372             5,626
   Accrued interest...................................................................            1,239             4,605
   Other current liabilities..........................................................           12,102             9,018
                                                                                             ----------        ----------
      Total current liabilities.......................................................           82,243            70,365
                                                                                             ----------        ----------
Long-term debt........................................................................          150,648           187,644
Senior subordinated notes.............................................................          150,000           150,000
Deferred income taxes.................................................................           19,531            18,334
Other liabilities.....................................................................           20,522            11,971
Commitments and contingent liabilities................................................               --                --
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding....               --                --
   Common stock, $.01 par value; authorized 250,000,000 shares,
      38,223,515 and 37,989,202 issued and outstanding at June 30, 2003
      and September 30, 2002, respectively............................................              382               380
   Additional paid-in capital.........................................................           73,882            70,329
   Retained earnings..................................................................          108,743            68,592
   Accumulated other comprehensive income (loss)......................................            4,872            (8,158)
                                                                                             ----------        ----------
      Total stockholders' equity......................................................          187,879           131,143
                                                                                             ----------        ----------
      Total liabilities and stockholders' equity......................................       $  610,823        $  569,457
                                                                                             ==========        ==========

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            --------------------------    --------------------------
                                                               2003           2002           2003           2002
                                                            -----------    -----------    -----------    -----------
                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales...............................................    $   134,232    $   119,303    $   388,648    $   341,762
Cost of sales...........................................         59,850         51,977        175,341        149,181
                                                            -----------    -----------    -----------    -----------
Gross profit............................................         74,382         67,326        213,307        192,581
Selling, general and administrative expenses............         44,799         38,677        131,573        110,955
Amortization of goodwill and other intangible assets....            329          2,541            939          7,570
                                                            -----------    -----------    -----------    -----------
      Total selling, general and
         administrative expenses........................         45,128         41,218        132,512        118,525
                                                            -----------    -----------    -----------    -----------
Operating income........................................         29,254         26,108         80,795         74,056
Other income (expense):
   Interest expense.....................................         (5,418)        (6,571)       (16,397)       (20,174)
   Amortization of deferred financing fees..............           (416)          (259)        (1,237)          (702)
   Refinancing expenses.................................             --        (12,998)            --        (12,998)
   Other, net...........................................            (35)           165            825            247
                                                            -----------    -----------    -----------    -----------
Income before income taxes..............................         23,385          6,445         63,986         40,429
Income taxes............................................          8,406          2,514         23,835         15,768
                                                            -----------    -----------    -----------    -----------
      Net income........................................    $    14,979    $     3,931    $    40,151    $    24,661
                                                            ===========    ===========    ===========    ===========

Basic earnings per share (note 5).......................    $      0.39    $      0.10    $      1.05    $      0.65
                                                            ===========    ===========    ===========    ===========

Diluted earnings per share (note 5).....................    $      0.38    $      0.10    $      1.03    $      0.63
                                                            ===========    ===========    ===========    ===========




     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)





                                          COMMON STOCK
                                  --------------------------
                                                                                         ACCUMULATED
                                                              ADDITIONAL                    OTHER          TOTAL          TOTAL
                                    NUMBER OF                  PAID-IN      RETAINED    COMPREHENSIVE   STOCKHOLDERS' COMPREHENSIVE
                                     SHARES      PAR VALUE     CAPITAL      EARNINGS    INCOME (LOSS)     EQUITY          INCOME
                                   ----------    ----------  ----------    ----------   -------------   ----------      ----------
                                                              (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
Balance at September 30,
   2002 .......................   37,989,202       $380       $70,329       $68,592       $(8,158)       $131,143
Comprehensive income:
   Net income .................           --         --            --        40,151            --          40,151        $40,151
   Translation adjustment .....           --         --            --            --        15,959          15,959         15,959
   Unrealized loss on
     derivative instruments ...           --         --            --            --        (2,929)         (2,929)        (2,929)
                                  ----------       ----       -------      --------        ------        --------        -------
Total comprehensive income ....           --         --            --        40,151        13,030                        $53,181
                                                                                                                         =======
Issuance of common stock
   from options exercised,
   including tax benefit ......      234,313          2         3,553            --            --           3,555
                                  ----------       ----       -------      --------        ------        --------
Balance at June 30, 2003 ......   38,223,515       $382       $73,882      $108,743        $4,872        $187,879
                                  ==========       ====       =======      ========        ======        ========





     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED JUNE 30,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  ------------      ------------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................     $     40,151      $     24,661
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation...........................................................            8,637             7,997
      Amortization of goodwill and other intangible assets...................              939             7,570
      Amortization of deferred financing fees................................            1,237               702
      Non-cash charges related to termination of previous credit facility....               --             7,694
      Gain on sales of property, plant and equipment.........................             (659)             (360)
      Provision for losses on doubtful receivables...........................              223               487
      Inventory provisions...................................................            2,180             1,362
      Deferred income taxes..................................................           (2,147)            7,713
      Tax benefit from issuance of stock under employee stock plan...........              450               283
   Changes in assets and liabilities, net of effects of businesses acquired:
      (Increase)/decrease in accounts receivable.............................          (10,930)           11,728
      (Increase)/decrease in inventories.....................................            3,640           (13,254)
      (Increase)/decrease in prepaid expenses and other current assets.......            1,219           (10,485)
      Increase/(decrease) in accounts payable................................              682              (715)
      Increase/(decrease) in income taxes payable............................           11,444            (7,344)
      Increase/(decrease) in accrued payroll and employee benefits...........               32            (3,664)
      Decrease in restructuring reserve......................................           (2,094)             (944)
      Decrease in accrued interest...........................................           (3,366)             (532)
      Increase/(decrease) in other current liabilities.......................            3,830            (1,473)
      Net change in other assets and liabilities.............................           (2,898)            2,175
                                                                                  ------------      ------------
         Net cash provided by operating activities...........................           52,570            33,601
                                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures......................................................           (5,352)          (12,153)
   Proceeds from sales of property, plant, and equipment.....................            5,304               515
   Net payments for business acquired........................................               --            (8,235)
   Deposit...................................................................          (16,083)               --
   Payments for intangibles..................................................             (911)           (2,497)
                                                                                  ------------      ------------
        Net cash used in investing activities................................          (17,042)          (22,370)
                                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility.............................................          104,500           403,000
   Principal payments on credit facility.....................................         (141,074)         (537,911)
   Proceeds from long-term debt..............................................            3,259               957
   Principal payments on long-term debt......................................           (3,651)             (486)
   Payment of deferred financing fees........................................             (473)          (11,062)
   Proceeds from sale of senior subordinated notes...........................               --           150,000
   Payments of prepayment penalty and terminated interest rate swap
        related to refinancing...............................................               --            (5,305)
   Cash received from exercise of stock options..............................            3,105             1,203
                                                                                  ------------      ------------
        Net cash provided by (used in) financing activities..................          (34,334)              396
                                                                                  ------------      ------------
Effect of exchange rate changes on cash and cash equivalents.................            6,037             1,414
Net increase in cash and cash equivalents....................................            7,231            13,041
Cash and cash equivalents at beginning of period.............................           12,652             8,319
                                                                                  ------------      ------------
Cash and cash equivalents at end of period...................................     $     19,883      $     21,360
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest..................................     $     20,625      $     21,026
                                                                                  ============      ============
   Cash paid during the period for income taxes..............................     $     11,603      $     22,544
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
   Non-cash charge for the de-designation of interest rate swaps.............     $         --      $      3,223
                                                                                  ============      ============
   Non-cash charge for the write-off of deferred financing fees..............     $         --      $      4,471
                                                                                  ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

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

    The fiscal 2003 reported net sales of the Company's Professional Dental and Orthodontics segments were impacted by the transfer made by the Company between those segments, of its stainless steel endodontic product line. While the responsibility for the sales and marketing of those products was handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in the Professional Dental business segment. At the commencement of the Company's 2003 fiscal year, it transferred the reporting of those sales to the Orthodontics business segment. While the transfer impacted the respective results of operations reported for the Professional Dental and Orthodontics segments, the transfer did not impact the Company's reported consolidated results of operations for the quarter or year to date periods.

    The unaudited consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The Company's fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarter and year to date periods ended June 30, 2003 and 2002 refer to the third quarters and year to date periods of fiscal years 2003 and 2002, respectively. We have reclassified certain prior year data to conform to the 2003 presentation.

    In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. Except as described in note 3 below, all such adjustments were of a normal recurring nature. The results for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. This information should only be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2. INVENTORIES

    Inventories at June 30, 2003 and September 30, 2002 are presented below.

                                              JUNE 30,    SEPTEMBER 30,
                                               2003           2002
                                            ----------     ---------
       Raw materials and supplies.....      $   21,795     $  23,169
       Work in process................          17,283        23,888
       Finished goods.................          51,441        47,102
       Inventory reserves.............          (4,989)       (4,474)
                                            ----------     ---------
                                            $   85,530     $  89,685
                                            ==========     =========

3. RESTRUCTURING CHARGES

    In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge is primarily composed of severance and termination costs associated with the 71 employees whose employment is being terminated as a result of the consolidation of several of the Company's European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 in restructuring charges, approximately $3,064 are cash charges related to severance and contractual obligations, $300 is a cash charge for tax liabilities included in income taxes payable and the balance of approximately $302 relates to non-cash charges. As of June 30, 2003, 47 of the 71 planned terminations have been completed. The Company expects to complete the majority of the 2002 restructuring plan by the 2003 fiscal year end.

    In September 2001, the Company recorded a restructuring charge of approximately $2,400 ($1,500 after tax) consisting primarily of the severance and termination costs associated with the termination of the employment of 63 employees that were employed at Ormco's San Diego, California manufacturing facility. Their employment was terminated as a result of the closing of the facility. The Company completed the closing of the facility as of June 30, 2002 and finalized all remaining costs. Work previously performed at the facility was absorbed into the Glendora, California facility.

    In June 1998, SDS recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

    The 2002 restructuring charge activity since September 2002 and its components are as follows:

                                                      LEASE      SHUT-DOWN   INVENTORY  FIXED           CONTRACTUAL
                                         SEVERANCE   PAYMENTS      COSTS     WRITE-OFF  ASSETS   TAX    OBLIGATIONS    OTHER  TOTAL
                                         ---------   --------    ---------   ---------  ------   ---    -----------    -----  -----
                                            (A)         (B)         (B)         (C)       (C)    (D)        (E)
   2002 Restructuring Charge.......       $2,347       $ 332       $ --       $  106    $ 196  $ 300      $ 229       $ 156 $ 3,666
   Fiscal 2002 Non-Cash Charges....           70          --         --           --       --     --         --          43     113
                                          ------       -----       ----       ------    -----  -----      -----       ----- -------
   September 30, 2002 Balance......        2,277         332         --          106      196    300        229         113   3,553
   Fiscal 2003 Cash Payments.......        1,323         259         --           --       --     --        192          26   1,800
   Fiscal 2003 Non-Cash Payments...           --          --         --          106      196     --         --          --     302
                                          ------       -----       ----       ------    -----  -----      -----       ----- -------
   June 30, 2003 Balance...........       $  954       $  73       $ --       $   --    $  --  $ 300      $  37       $  87 $ 1,451
                                          ======       =====       ====       ======    =====  =====      =====       ===== =======

     The 2001 restructuring charge activity since September 2001 and its components are as follows:

                                                      LEASE       SHUT-DOWN   INVENTORY  FIXED          CONTRACTUAL
                                          SEVERANCE  PAYMENTS       COSTS     WRITE-OFF  ASSETS  TAX    OBLIGATIONS   OTHER   TOTAL
                                         ---------   --------    ---------   ---------  ------   ---    -----------    -----  -----
                                             (A)        (B)          (B)         (C)       (C)   (D)        (E)
    2001 Restructuring Charge.......       $1,050       $--         $ --        $ --     $ 250  $ --      $ 775      $ 325  $2,400
    Fiscal 2001 Non-Cash Charges....           --        --           --          --       250    --        100        300     650
                                           ------       ---         ----        ----     -----  ----      -----      -----  ------
    September 30, 2001 Balance......        1,050        --           --          --        --    --        675         25   1,750
    Fiscal 2002 Cash Payments.......          875        --           --          --        --    --        600         --   1,475
    Fiscal 2002 Non-Cash Payments...           --        --           --          --        50    --         75         25     150
    Adjustments.....................          175        --           --          --       (50)   --         --         --     125
                                           ------       ---         ----        ----     -----  ----      -----      -----  ------
    September 30, 2002 and
      June 30, 2003 Balance.........       $   --       $--         $ --        $ --     $  --  $ --      $  --      $  --  $   --
                                           ======       ===         ====        ====     =====  ====      =====      =====  ======

    The 1998 restructuring charge activity since June 1998 and its components are as follows:

                                                    LEASE      SHUT-DOWN   INVENTORY  FIXED           CONTRACTUAL
                                       SEVERANCE   PAYMENTS      COSTS     WRITE-OFF  ASSETS   TAX    OBLIGATIONS    OTHER   TOTAL
                                       ---------   --------    ---------   ---------  ------   ---    -----------    -----   -----
                                          (A)         (B)         (B)         (C)       (C)    (D)        (E)
   1998 Restructuring Charge.......     $4,300       $ 300      $  400      $4,600   $ 1,300 $ 700      $ 900      $ 2,100 $ 14,600
   Fiscal 1998 Cash Payments.......      1,800          --         100          --        --    --        300        1,400    3,600
   Fiscal 1998 Non-Cash Charges....         --          --          --       4,600     1,300    --         --           --    5,900
                                        ------       -----      ------      ------   ------- -----      -----      ------- --------

   September 30, 1998 Balance......      2,500         300         300          --        --   700        600          700    5,100
   Fiscal 1999 Cash Payments.......      1,300         300         300          --        --    --        300          400    2,600
   Adjustments (A).................      1,200          --          --          --        --    --         --           --    1,200
                                        ------       -----      ------      ------   ------- -----      -----      ------- --------
   September 30, 1999 Balance......         --          --          --          --        --   700        300          300    1,300
   Fiscal 2000 Cash Payments.......         --          --          --          --        --    --        300          100      400
                                        ------       -----      ------      ------   ------- -----      -----      ------- --------
   September 30, 2000 and
   September 30, 2001 Balance......         --          --          --          --        --   700         --          200      900
   Fiscal 2002 Cash Payments.......         --          --          --          --        --    --         --           16       16
   Fiscal 2002 Non-Cash Payments...         --          --          --          --        --    --         --            7        7
                                        ------       -----      ------      ------   ------- -----      -----      ------- --------

   September 30, 2002 Balance......         --          --          --          --        --   700         --          177      877
   Fiscal 2003 Non-Cash Changes....         --          --          --          --        --    --         --           (8)      (8)
                                        ------       -----      ------      ------   ------- -----      -----      ------- --------
   June 30, 2003 Balance...........     $   --       $  --      $   --      $   --   $    -- $ 700      $  --      $   185 $    885
                                        ======       =====      ======      ======   ======= =====      =====      ======= ========

(A) The 2002 restructuring charge consists primarily of the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company has either terminated or plans to terminate as a result of the 2002 European restructuring plan. As of June 30, 2003, the employment of 47 of those 71 employees has been terminated. The 2001 restructuring charge represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated as a result of the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The net proceeds (approximately $5,265) from the sale of the Ormco San Diego facility on January 31, 2003 offset the costs of closing the facility. The 1998 restructuring charge represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

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

4. SEGMENT INFORMATION

    The Company's operating subsidiaries are engaged in the manufacture and sale of dental, orthodontics and infection prevention products in the United States and other countries. Effective October 1, 2002, the Company consolidated the former Infection Prevention segment into the Professional Dental segment and also transferred the reporting of the sales of its endodontic product line from its Professional Dental segment to its Orthodontics segment. The prior period information on the business segments has been adjusted to reflect the consolidation of the Infection Prevention and Professional Dental segments. It has not been adjusted to reflect the transfer of the sales of the endodontic product line.

    Information on these business segments is summarized as follows:

                                                         PROFESSIONAL
                                                            DENTAL         ORTHODONTICS     ELIMINATIONS    TOTAL SDS
                                                         ------------      ------------     ------------   ------------
   THREE MONTHS ENDED JUNE 30, 2003
   Revenues:
      External customer.............................      $    77,785       $   56,447        $      --    $   134,232
      Intersegment..................................              879            1,992           (2,871)            --
                                                          -----------       ----------        ---------    -----------

        Total revenues..............................      $    78,664       $   58,439        $  (2,871)   $   134,232
                                                          ===========       ==========        =========    ===========
   Gross profit.....................................           41,816           32,566               --         74,382
   Selling, general and administrative expenses.....           24,824           20,304               --         45,128
   Operating income.................................           16,992           12,262               --         29,254

   THREE MONTHS ENDED JUNE 30, 2002
   Revenues:
      External customer.............................      $    73,721       $   45,582        $      --    $   119,303
      Intersegment..................................              409            2,574           (2,983)            --
                                                          -----------       ----------        ---------    -----------
        Total revenues..............................      $    74,130       $   48,156        $  (2,983)   $   119,303
                                                          ===========       ==========        =========    ===========
   Gross profit.....................................           40,255           27,071               --         67,326
   Selling, general and administrative expenses.....           24,291           16,927               --         41,218
   Operating income.................................           15,964           10,144               --         26,108

   NINE MONTHS ENDED JUNE 30, 2003
   Revenues:
      External customer.............................      $   225,528       $  163,120        $      --    $   388,648
      Intersegment..................................            4,139            6,707          (10,846)            --
                                                          -----------       ----------        ---------    -----------
        Total revenues..............................      $   229,667       $  169,827        $ (10,846)   $   388,648
                                                          ===========       ==========        =========    ===========
   Gross profit.....................................          122,689           90,618               --        213,307
   Selling, general and administrative expenses.....           74,246           58,266               --        132,512
   Operating income.................................           48,443           32,352               --         80,795
   Segment assets...................................          432,394          178,429               --        610,823

   NINE MONTHS ENDED JUNE 30, 2002
   Revenues:
      External customer.............................      $   209,732       $  132,030        $      --    $   341,762
      Intersegment..................................              937            6,462           (7,399)            --
                                                          -----------       ----------        ---------    -----------
        Total revenues..............................      $   210,669       $  138,492        $  (7,399)   $   341,762
                                                          ===========       ==========        =========    ===========
   Gross profit.....................................          118,406           74,175               --        192,581
   Selling, general and administrative expenses.....           68,288           50,237               --        118,525
   Operating income.................................           50,118           23,938               --         74,056

5. EARNINGS PER SHARE

    Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. The basic weighted average number of shares outstanding was 38,165,542 and 37,962,934 for the quarters ended June 30, 2003 and 2002, respectively. For the nine-month periods ended June 30, 2003 and 2002, the basic weighted average number of shares outstanding was 38,057,749 and 37,925,138, respectively. The number of incremental diluted shares was 1,569,048 and 1,566,089 for the quarters ended June 30, 2003 and 2002, respectively, which represent the dilutive effect of options outstanding. For the nine-month periods ended June 30, 2003 and 2002, the number of incremental diluted shares was 816,295 and 1,457,542, respectively. For the nine-month period ended June 30, 2003, the number of shares issuable upon the exercise of stock options which were not included in the calculation because they were anti-dilutive, was 392,510 at a weighted average exercise price of $18.96 per share. There were no anti-dilutive shares in the quarters ended June 30, 2003 and 2002, or in the year to date period ended June 30, 2002.

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

    Stock options granted during the nine months ended June 30, 2003 were 521,162 at a weighted average exercise price of $14.97. There were no options granted in the quarters ended June 30, 2003 and 2002. The weighted average Black-Scholes value of these grants under the assumptions indicated below was $4.43 per option.

    If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below (in thousands, except per share data):


                                                        FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                             ENDED JUNE 30                  ENDED JUNE 30
                                                       -------------------------      ------------------------
                                                          2003            2002           2003           2002
                                                       ---------       ---------      ---------      ---------
   Net income, as reported........................     $  14,979       $   3,931      $  40,151      $  24,661
   Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects............................           659             699          2,019          1,997
                                                       ---------       ---------      ---------      ---------
   Pro forma net income:..........................     $  14,320       $   3,232      $  38,132      $  22,664
                                                       =========       =========      =========      =========
   Earnings per share:
        Basic - as reported.......................     $    0.39       $    0.10      $    1.05      $    0.65
                                                       =========       =========      =========      =========
        Basic - pro forma.........................     $    0.38       $    0.09      $    1.00      $    0.60
                                                       =========       =========      =========      =========
        Diluted - as reported.....................     $    0.38       $    0.10      $    1.03      $    0.63
                                                       =========       =========      =========      =========
        Diluted - pro forma.......................     $    0.36       $    0.08      $    0.98      $    0.58
                                                       =========       =========      =========      =========


    The fair value of options granted during the nine-month periods ended June 30, 2003 and 2002 was determined using the Black-Scholes pricing model with the following weighted average assumptions:


                                                              NINE MONTHS
                                                                JUNE 30
                                                        -----------------------
                                                           2003          2002
                                                        ---------    ----------
                     Expected lives................       4 years      4 years
                     Expected volatility...........      32.605%       31.552%
                     Risk-free interest rate.......       2.653%        3.990%
                     Dividend yield................           --            --

    The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor considers the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to their expiration. For these reasons and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of the Company's options and may not be representative of the future effects on reported net income or the future stock price of the Company.

   The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off is amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

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

    Below are the unaudited condensed consolidating balance sheets as of June 30, 2003 and September 30, 2002, statements of operations for the three and nine months ended June 30, 2003 and 2002, and statements of cash flows for the nine months ended June 30, 2003 and 2002, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                     AS OF JUNE 30, 2003
                                                           ----------------------------------------------------------------------
                                                                                           NON
                                                          SYBRON DENTAL    GUARANTOR     GUARANTOR
                                                           SPECIALTIES    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                           -----------    ------------  ------------  ------------   ------------
                                                               ASSETS

Current assets:
   Cash and equivalents ................................  $     228      $  (2,154)     $  21,809     $      --      $  19,883
   Account receivable, net .............................         19         50,892         40,414            --         91,325
   Inventories, net ....................................         --         56,704         28,826            --         85,530
   Other current assets ................................     11,928          3,478         22,148            --         37,554
                                                          ---------      ---------      ---------     ---------      ---------
        Total current assets ...........................     12,175        108,920        113,197            --        234,292
Property, plant and equipment, net .....................      8,867         24,389         43,104            --         76,360
Goodwill ...............................................         --        192,976         55,028            --        248,004
Intangible assets, net .................................      1,004         16,194            208            --         17,406
Deferred income taxes ..................................     10,869             --             --            --         10,869
Investment in subsidiaries
   and intercompany balances ...........................   (228,363)       216,244         89,408       (77,289)            --
Other assets ...........................................      9,925         11,299          2,668            --         23,892
                                                          ---------      ---------      ---------     ---------      ---------
        Total assets ...................................  $(185,523)     $ 570,022      $ 303,613     $ (77,289)     $ 610,823
                                                          =========      =========      =========     =========      =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Account payable .....................................  $     254      $  10,610      $   4,745     $      --      $  15,609
   Current portion of long-term debt ...................         --          1,481          2,437            --          3,918
   Income taxes payable ................................     (6,491)        13,565          7,824           (65)        14,833
   Accrued expenses and other
      current liabilities ..............................      7,224         20,787         19,872            --         47,883
                                                          ---------      ---------      ---------     ---------      ---------
        Total current liabilities ......................        987         46,443         34,878           (65)        82,243
Long-term debt .........................................     16,500        129,993          4,155            --        150,648
Senior subordinated notes ..............................    150,000             --             --            --        150,000
Deferred income taxes ..................................     18,802             --            729            --         19,531
Other liabilities ......................................     19,672             95            755            --         20,522
Commitments and contingent
   liabilities .........................................         --             --             --            --             --
Stockholders' equity (deficit):
   Preferred stock .....................................         --             --             --            --             --
   Common stock ........................................      4,273             53          7,081       (11,025)           382
Additional paid-in capital .............................   (276,867)       275,816        138,400       (63,467)        73,882
Retained earnings (accumulated deficit) ................    (99,881)       111,604         99,752        (2,732)       108,743
Accumulated other
   comprehensive income (loss) .........................    (19,009)         6,018         17,863            --          4,872
                                                          ---------      ---------      ---------     ---------      ---------
        Total stockholders' equity (deficit) ...........   (391,484)       393,491        263,096       (77,224)       187,879
                                                          ---------      ---------      ---------     ---------      ---------

        Total liabilities and
           stockholders' equity (deficit) ..............  $(185,523)     $ 570,022      $ 303,613     $ (77,289)     $ 610,823
                                                          =========      =========      =========     =========      =========

CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                                   AS OF SEPTEMBER 30, 2002
                                                         ----------------------------------------------------------------------
                                                                                           NON
                                                         SYBRON DENTAL   GUARANTOR      GUARANTOR
                                                          SPECIALTIES   SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                          -----------   ------------   ------------ ------------   ------------
                                                               ASSETS
Current assets:
   Cash and equivalents ................................. $      (4)     $  (3,928)     $  16,584     $      --      $  12,652
   Account receivable, net ..............................       298         46,881         33,300            --         80,479
   Inventories, net .....................................        --         64,416         25,269            --         89,685
   Other current assets .................................    11,852          6,907          3,941            --         22,700
                                                          ---------      ---------      ---------     ---------      ---------
        Total current assets ............................    12,146        114,276         79,094            --        205,516
Property, plant and equipment, net ......................     9,408         26,189         39,905            --         75,502
Goodwill ................................................      --          192,611         48,794            --        241,405
Intangible assets, net ..................................     1,004         16,527            180            --         17,711
Deferred income taxes ...................................     6,890             --             --            --          6,890
Investment in subsidiaries
   and intercompany balances ............................  (186,932)       185,948         88,935       (87,951)            --
Other assets ............................................     8,552         11,749          2,132            --         22,433
                                                          ---------      ---------      ---------     ---------      ---------
        Total assets .................................... $(148,932)     $ 547,300      $ 259,040     $ (87,951)     $ 569,457
                                                          =========      =========      =========     =========      =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Account payable ...................................... $     873      $   8,476      $   5,578     $      --      $  14,927
   Current portion of long-term debt ....................        --          1,833          1,360            --          3,193
   Income taxes payable .................................    (2,304)            35          5,281           377          3,389
   Accrued expenses and other
      current liabilities ...............................    15,092         18,855         14,909            --         48,856
                                                          ---------      ---------      ---------     ---------      ---------
        Total current liabilities .......................    13,661         29,199         27,128           377         70,365
Long-term debt ..........................................    47,000        135,806          4,838            --        187,644
Senior subordinated notes ...............................   150,000             --             --            --        150,000
Deferred income taxes ...................................    17,728             --            606            --         18,334
Other liabilities .......................................    11,183            173            615            --         11,971
Commitments and contingent
    liabilities .........................................        --             --             --            --             --
Stockholders' equity (deficit):
    Preferred stock .....................................        --             --             --            --             --
    Common stock ........................................     4,271             53          7,081       (11,025)           380
Additional paid-in capital ..............................  (280,420)       289,091        135,787       (74,129)        70,329
Retained earnings (accumulated deficit) .................   (99,873)        94,242         77,510        (3,287)        68,592
Accumulated other
   comprehensive income (loss) ..........................   (12,482)        (1,264)         5,475           113         (8,158)
                                                          ---------      ---------      ---------     ---------      ---------
        Total stockholders' equity (deficit) ............  (388,504)       382,122        225,853       (88,328)       131,143
                                                          ---------      ---------      ---------     ---------      ---------
        Total liabilities and
           stockholders' equity (deficit) ............... $(148,932)     $ 547,300      $ 259,040     $ (87,951)     $ 569,457
                                                          =========      =========      =========     =========      =========


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                              FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                          -----------------------------------------------------------------------------
                                                                               NON
                                         SYBRON DENTAL       GUARANTOR      GUARANTOR
                                          SPECIALTIES      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          -----------      ------------   ------------    ------------     ------------
    Net sales......................         $    --          $ 80,171       $ 56,932        $ (2,871)       $ 134,232
    Cost of sales..................             238            29,690         32,793          (2,871)          59,850
                                            -------          --------       --------        --------        ---------
    Gross profit...................            (238)           50,481         24,139              --           74,382
    Selling, general and
       administrative expenses.....           4,390            26,757         13,981              --           45,128
                                            -------          --------       --------        --------        ---------
    Operating income (loss)........          (4,628)           23,724         10,158              --           29,254
    Other income (expense):
       Interest expense............          (3,371)           (1,866)          (181)             --           (5,418)
       Other, net..................           8,255            (7,665)        (1,041)             --             (451)
                                            -------          --------       --------        --------        ---------
    Income before income
        taxes......................             256            14,193          8,936              --           23,385
    Income taxes...................            (383)            5,235          3,519              35            8,406
                                            -------          --------       --------        --------        ---------
    Net income (loss)..............         $   639          $  8,958       $  5,417        $    (35)       $  14,979
                                            =======          ========       ========        ========        =========

                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                        ---------------------------------------------------------------------------------------
                                                                                 NON
                                       SYBRON DENTAL        GUARANTOR         GUARANTOR
                                        SPECIALTIES        SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                        -----------        ------------      ------------       ------------       ------------
Net sales ...........................   $      --          $  74,523          $  47,762          $  (2,982)         $ 119,303
Cost of sales .......................         229             26,718             27,985             (2,955)            51,977
                                        ---------          ---------          ---------          ---------          ---------
Gross profit ........................        (229)            47,805             19,777                (27)            67,326
Selling, general and
   administrative expenses ..........       3,732             25,528             12,094               (136)            41,218
                                        ---------          ---------          ---------          ---------          ---------
Operating income (loss)  ............      (3,961)            22,277              7,683                109             26,108
Other income (expense):
   Interest expense .................      (2,295)            (4,159)              (117)                --             (6,571)
   Other, net .......................      (3,594)            (8,753)              (745)                --            (13,092)
                                        ---------          ---------          ---------          ---------          ---------
Income (loss) before
income ..............................      (9,850)             9,365              6,821                109              6,445
    taxes
Income taxes ........................      (3,465)             3,389              2,590                 --              2,514
                                        ---------          ---------          ---------          ---------          ---------
Net income (loss) ...................   $  (6,385)         $   5,976          $   4,231          $     109          $   3,931
                                        =========          =========          =========          =========          =========





                                                                 FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                        ---------------------------------------------------------------------------------------
                                                                                 NON
                                       SYBRON DENTAL        GUARANTOR         GUARANTOR
                                        SPECIALTIES        SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                        -----------        ------------      ------------       ------------       ------------
Net sales ...........................   $      --          $ 229,164          $ 170,330          $ (10,846)         $ 388,648
Cost of sales .......................         760             91,691             93,736            (10,846)           175,341
                                        ---------          ---------          ---------          ---------          ---------
Gross profit ........................        (760)           137,473             76,594                 --            213,307
Selling, general and
   administrative expenses ..........      16,689             75,412             40,411                 --            132,512
                                        ---------          ---------          ---------          ---------          ---------
Operating income (loss) .............     (17,449)            62,061             36,183                 --             80,795
Other income (expense):
   Interest expense .................     (10,583)            (5,469)              (345)                --            (16,397)
   Other, net .......................      28,038            (25,495)            (2,955)                --               (412)
                                        ---------          ---------          ---------          ---------          ---------
Income before income
    taxes ...........................           6             31,097             32,883                 --             63,986
Income taxes ........................        (478)            13,736             10,642                (65)            23,835
                                        ---------          ---------          ---------          ---------          ---------
Net income ..........................   $     484          $  17,361          $  22,241          $      65          $  40,151
                                        =========          =========          =========          =========          =========







                                                                FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                        ---------------------------------------------------------------------------------------
                                                                                 NON
                                       SYBRON DENTAL        GUARANTOR         GUARANTOR
                                        SPECIALTIES        SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                        -----------        ------------      ------------       ------------       ------------
Net sales ...........................   $      --          $ 210,640          $ 138,520          $  (7,398)         $ 341,762
Cost of sales .......................         682             73,822             81,994             (7,317)           149,181
                                        ---------          ---------          ---------          ---------          ---------
Gross profit ........................        (682)           136,818             56,526                (81)           192,581
Selling, general and
   administrative expenses ..........      14,062             70,422             34,207               (166)           118,525
                                        ---------          ---------          ---------          ---------          ---------
Operating income (loss)  ............     (14,744)            66,396             22,319                 85             74,056
Other income (expense):
   Interest expense .................      (4,716)           (15,231)              (227)                --            (20,174)
   Other, net .......................      10,349            (21,150)            (2,652)                --            (13,453)
                                        ---------          ---------          ---------          ---------          ---------
Income (loss) before
income taxes ........................      (9,111)            30,015             19,440                 85             40,429
Income taxes ........................      (2,368)            10,895              7,241                 --             15,768
                                        ---------          ---------          ---------          ---------          ---------
Net income (loss) ...................   $  (6,743)         $  19,120          $  12,199          $      85          $  24,661
                                        =========          =========          =========          =========          =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                                  FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                              ------------------------------------------------------------------------------
                                                                                    NON
                                             SYBRON DENTAL       GUARANTOR       GUARANTOR
                                              SPECIALTIES      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                              -----------      ------------    ------------   ------------      ------------
Cash flows provided by (used in)
   operating activities.................       $ (14,558)       $  45,112        $ 21,903        $  113          $   52,570
Cash flows from investing activities:
   Capital expenditures.................            (648)          (2,359)         (2,345)           --              (5,352)
   Proceeds from sales of property,
      plant, and equipment..............              --            5,234              70            --               5,304
   Deposit..............................              --               --         (16,083)           --             (16,083)
   Payments for intangibles.............              --             (831)            (80)           --                (911)
                                               ---------        ---------        --------        ------          ----------
      Net cash provided by (used in)
        investing activities............            (648)           2,044         (18,438)           --             (17,042)
Cash flows from financing activities:
   Proceeds from credit facility........          99,500            5,000              --            --             104,500
   Principal payments on credit
      facility..........................        (125,000)         (16,074)             --            --            (141,074)
   Proceeds from long-term debt.........              --               --           3,259            --               3,259
   Principal payments on long-term
      debt..............................              --             (142)         (3,509)           --              (3,651)
   Payment of deferred financing fees...              --             (473)             --            --                (473)
   Cash received from exercise of
      stock options.....................           3,105               --              --            --               3,105
                                               ---------        ---------        --------        ------          ----------
      Net cash used in
        financing activities............         (22,395)         (11,689)           (250)           --             (34,334)
Effect of exchange rate changes on
   cash and cash equivalents............          (3,598)           7,282           2,466          (113)              6,037
Net change in intercompany
   balances.............................          41,431          (40,975)           (456)           --                  --
                                               ---------        ---------        --------        ------          ----------
Net increase in cash and
   cash equivalents.....................             232            1,774           5,225            --               7,231
Cash and cash equivalents at
   beginning of period..................              (4)          (3,928)         16,584            --              12,652
                                               ---------        ---------        --------        ------          ----------
Cash and cash equivalents at
   end of period........................       $     228        $  (2,154)       $ 21,809        $   --          $   19,883
                                               =========        =========        ========        ======          ==========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for
      interest..........................       $  14,200        $   6,147        $    278        $   --          $   20,625
                                               =========        =========        ========        ======          ==========
   Cash paid during the period for
      income taxes......................       $   2,836        $      --        $  8,767        $   --          $   11,603
                                               =========        =========        ========        ======          ==========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                   FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                              -------------------------------------------------------------------------------
                                                                                     NON
                                              SYBRON DENTAL      GUARANTOR        GUARANTOR
                                              SPECIALTIES       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                              -----------       ------------    ------------   ------------      ------------
Cash flows provided by (used in)
   operating activities.................      $  (32,154)       $  49,430        $ 16,410         $ (85)         $   33,601
Cash flows from investing activities:
   Capital expenditures.................          (1,415)          (4,639)         (6,099)           --             (12,153)
   Proceeds from sales of property,
      plant, and equipment..............              --              502              13            --                 515
   Net payments for businesses
      acquired..........................              --           (8,235)             --            --              (8,235)
   Payments for intangibles.............              --           (1,612)           (885)           --              (2,497)
                                              ----------        ---------        --------         -----          ----------
      Net cash used in
        investing activities............          (1,415)         (13,984)         (6,971)           --             (22,370)
Cash flows from financing activities:
   Proceeds from credit facility........         188,000          215,000              --            --             403,000
   Principal payments on credit
      facility..........................        (171,500)        (366,411)             --            --            (537,911)
   Proceeds from long-term debt.........              --               81             876            --                 957
   Principal payments on long-term
      debt..............................              --             (486)             --            --                (486)
   Payment of deferred financing fees...              --          (11,062)             --            --             (11,062)
   Proceeds from sale of senior
      subordinated notes................         150,000               --              --            --             150,000
   Payments of prepayment penalty and
      terminated interest rate swap
      related to refinancing............              --           (5,305)             --            --              (5,305)
   Proceeds from the exercise of
      stock option......................           1,203               --              --            --               1,203
                                              ----------        ---------        --------         -----          ----------
      Net cash provided by (used in)
        financing activities............         167,703         (168,183)            876            --                 396
Effect of exchange rate changes on
   cash and cash equivalents............          (1,934)           2,606             657            85               1,414
Net change in intercompany
   balances.............................        (128,163)         126,973           1,190            --                  --
                                              ----------        ---------        --------         -----          ----------
Net increase (decrease) in cash and
   cash equivalents.....................           4,037           (3,158)         12,162            --              13,041
Cash and cash equivalents at
   beginning of period..................             490            1,726           6,103            --               8,319
                                              ----------        ---------        --------         -----          ----------
Cash and cash equivalents at
   end of period........................      $    4,527        $  (1,432)       $ 18,265         $  --          $   21,360
                                              ==========        =========        ========         =====          ==========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for
      interest..........................      $    3,724        $  17,123        $    179         $  --          $   21,026
                                              ==========        =========        ========         =====          ==========
   Cash paid during the period for
      income taxes......................      $   15,775        $      --        $  6,769         $  --          $   22,544
                                              ==========        =========        ========         =====          ==========
SUPPLEMENTAL DISCLOSURES OF NON-
   CASH FINANCING ACTIVITIES:
   Non-cash charge for the
      de-designation of interest rate
      swaps.............................      $       --        $   3,223        $     --         $  --          $    3,223
                                              ==========        =========        ========         =====          ==========

   Non-cash charge for the write-off of
      deferred financing fees...........      $       --        $   4,471        $     --         $  --          $    4,471
                                              ==========        =========        ========         =====          ==========

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

    The Company recorded amortization expense of goodwill and certain other intangible assets in the amount of $2,179 and $6,620 for the three and nine months ended June 30, 2002. No amortization expense was recorded for goodwill or those certain other intangible assets deemed to have indefinite lives for the three month or nine-month periods ended June 30, 2003 because those items are no longer being amortized under the provisions of SFAS No. 142.

    The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in fiscal 2002:


                                                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                              ENDED JUNE 30, 2002        ENDED JUNE 30, 2002
                                                              -------------------        -------------------
      Reported net income.............................            $    3,931                 $  24,661
      Add back: goodwill and certain other intangibles
         amortization, net of taxes...................                 1,329                     4,038
                                                                  ----------                 ---------
        Adjusted net income...........................            $    5,260                 $  28,699

      Reported basic earnings per share...............            $     0.10                 $    0.65
      Add back: goodwill and certain other intangibles
         amortization, net of taxes...................                  0.04                      0.11
                                                                  ----------                 ---------
        Adjusted basic earnings per share.............            $     0.14                 $    0.76

      Reported diluted earnings per share.............            $     0.10                 $    0.63
      Add back: goodwill and certain other intangibles
         amortization, net of taxes...................                  0.03                      0.10
                                                                  ----------                 ---------
        Adjusted diluted earnings per share...........            $     0.13                 $    0.73


    SFAS No. 141 and SFAS No. 142 also require the Company to disclose the following information related to its intangible assets still subject to amortization. The following table details the balances of the amortizable intangible assets as of June 30, 2003:


                                             GROSS CARRYING       ACCUMULATED     NET CARRYING
                                                 AMOUNT          AMORTIZATION        AMOUNT
                                             --------------      ------------     ------------
                Proprietary technology..       $   15,069         $    8,923        $  6,146
                Other...................       $   16,246         $   14,697        $  1,549


    Additionally, SFAS No. 142 requires the Company to disclose the estimated intangible asset amortization for each of the five twelve-month periods subsequent to June 30, 2003. The following table represents the estimated amortization (calculated as of June 30, 2003) for each of the five twelve-month periods indicated:


                                                       TWELVE-MONTH PERIODS ENDING JUNE 30,
                                             -----------------------------------------------------------
                                                2004          2005        2006         2007       2008
                                             ----------    ----------  ----------   ----------   -------
Amortization of intangible assets ....         $1,180       $  965       $  775       $  739     $  705

    In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company has reclassified the extraordinary item as the result of a loss from the extinguishment of indebtedness reported in the third quarter of fiscal year 2002 to refinancing expenses in accordance with SFAS No. 145.

9. SUBSEQUENT EVENT

    During the third quarter of fiscal 2003, the Company entered into an agreement to acquire Spofa Dental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe, and deposited approximately $16.1 million dollars into an escrow account pending completion of the acquisition. The amount is reflected as a deposit in the accompanying June 30, 2003 consolidated balance sheet. The acquisition was subject to approval by the Czech Republic's Office for the Protection of Competition, which was received during the fourth quarter of fiscal 2003. The Company completed the acquisition of Spofa Dental a.s. on August 4, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When we use the terms "SDS," "we," "us," "Company," or "our" in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent's dental business prior to the spin-off. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2003 and 2002 refer to the third quarters of fiscal 2003 and 2002, respectively.

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

     In addition to realigning our business segments, at the commencement of the 2003 fiscal year we transferred the net sales of our stainless steel endodontic product line from the Professional Dental segment to the Orthodontics segment. While the responsibility for the sales and marketing of those products was handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in our Professional Dental business segment. As a result of this transfer, the operating results of the Professional Dental segment for fiscal year 2003 reflects the decrease of the sales of the endodontic product line from the prior year fiscal period, while the operating results of the Orthodontic segment reflects the increase in net sales in fiscal year 2003 from the prior year fiscal period. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2003, there was no impact on our reported consolidated results of operations for the quarter or year to date periods.

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

RESULTS OF OPERATIONS

    OVERVIEW

    Our net sales for the quarter and nine-month periods ended June 30, 2003 increased by 12.5% and 13.7%, respectively, from the corresponding fiscal 2002 periods. Included in the 12.5% increase in net sales for the quarter ended June 30, 2003 from the prior year period is internal growth of 5.7%, with the remaining sales increase predominately attributed to favorable currency translation. The 13.7% increase in net sales for the nine-month period ended June 30, 2003 is composed of internal growth of 6.7%, favorable foreign currency fluctuations of 5.0%, and net sales of our Orascoptic product line prior to February 1, 2003.

    Our domestic sales for the quarter ended June 30, 2003 were $74.9 million, representing an increase of $3.7 million or 5.2% over the comparable prior year period. For the nine-month period ended June 20, 3003, our domestic sales were $220.2 million, representing an increase of $18.4 million or 9.1% over the comparable prior year period. International sales increased by $11.2 million, or 23.3%, to $59.4 million for the quarter ended June 30, 2003 compared to the same period in the prior year, while the international sales for the nine-month period ended June 30, 2003 increased $28.5 million, or 20.4%, to $168.5 million, compared to the same period in the prior year. Foreign currency fluctuations in the quarter and nine-month period ended June 30, 2002 represented $7.4 million and $17.2 million, respectively, of the increases in international sales over the comparable prior year periods.

    We believe that our increase in revenue is a result, in part, of the changes we made throughout our organization in the second half of the last fiscal year, the introduction of our new LED curing light, the increase in our endodontic sales force and the increased average tenure of our sales force in the United States for our Orthodontics segment. We expect to see continued revenue growth this year over the prior year period; although we anticipate the revenue related to sales of the LED curing light to start trending downwards and we anticipate the weakening economy in Latin America and Asia, as well as regulatory health reimbursement programs in Germany, to have a somewhat negative impact on the Orthodontic segment sales for the rest of our 2003 fiscal year. Additionally, we expect to see continued pricing pressures in a competitive environment.

    Operating income for the third quarter and first nine months of fiscal 2003 was $29.3 million and $80.8 million, representing increases of 12.0% and 9.1%, respectively, from the corresponding fiscal 2002 periods. The increase in operating income is largely due to the effects of our adoption, as of October 1, 2002, of SFAS No. 142. Our fiscal 2002 third quarter operating income, and the operating income for the first nine months of fiscal 2002, included, respectively, a $2.2 million charge and $6.6 million charge of amortization of goodwill and certain other intangible assets, which are not being amortized this year due to our adoption of SFAS No. 142.

    During the third quarter of fiscal 2003, we transitioned the handling of orders and shipping of product from the Professional Dental United Kingdom location to our Hawe Neos facility in Switzerland and closed that location. We anticipate closing the Professional Dental distribution office located in Northern Italy during the fourth quarter of this fiscal year. We have not experienced, nor do we presently expect any disruptions in our ability to accept and ship orders, but we cannot be certain until the closings and the integration by Hawe Neos is complete.

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

    NET SALES

                                               FISCAL          FISCAL
                    NET SALES                   2003            2002
             -----------------------------  -----------     -----------
                                                   (IN THOUSANDS)
               Professional Dental......    $    77,785     $    73,721
               Orthodontics.............         56,447          45,582
                                            -----------     -----------
               Total Net Sales..........    $   134,232     $   119,303
                                            ===========     ===========

    Overall Company. Net sales for the third quarter of fiscal 2003 increased by $14.9 million or 12.5% from the corresponding fiscal 2002 quarter.

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $4.7 million), (b) favorable foreign currency fluctuations (approximately $4.3 million) and (c) reduced rebate expense (approximately $0.4 million). The increase in net sales was partially offset by: (a) a decrease in net sales due to the transfer of the endodontic product sales to the Orthodontics segment, which contributed approximately $4.0 million in net sales to the Professional Dental segment in the comparable prior year period and (b) decreased net sales of existing products (approximately $1.4 million).

    Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $5.7 million), (b) an increase in net sales due to the transfer of the endodontic product sales from the Professional Dental segment, which contributed approximately $3.5 million in net sales to the Orthodontic segment in the third quarter of fiscal 2003, (c) favorable foreign currency fluctuations (approximately $3.0 million) and (d) net sales of new products (approximately $1.4 million). The increase in net sales was partially offset by increased rebate expense (approximately $2.7 million).

    GROSS PROFIT

                                 FISCAL     PERCENT OF     FISCAL     PERCENT OF
       GROSS PROFIT               2003         SALES        2002         SALES
----------------------------  ----------    ----------   ----------    ----------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
     Professional Dental...    $   41,816      53.8%     $   40,255      54.6%
     Orthodontics..........        32,566      57.7          27,071      59.4
                               ----------      ----      ----------      ----
     Total Gross Profit....    $   74,382      55.4%     $   67,326      56.4%
                               ==========      ====      ==========      ====


    Overall Company. Gross profit for the quarter ended June 30, 2003 increased by $7.1 million or 10.5% from the corresponding fiscal 2002 quarter.

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) unit volume relating to new products (approximately $2.6 million), (b) favorable foreign currency fluctuations (approximately $2.3 million), (c) reduced rebate expense (approximately $0.4 million), (d) decreased royalty expense (approximately $0.2 million) and (e) inventory reserve adjustments (approximately $0.1 million, of which approximately $0.2 million is due to physical inventory adjustments partially offset by standard cost revisions of approximately $0.1 million). The increase in gross profit was partially offset by: (a) decreased gross profit due to the transfer of the endodontic product line to the Orthodontics segment, which contributed approximately $2.6 million in gross profit to the Professional Dental segment in the comparable prior year period, (b) decreased net sales of existing products (approximately $0.8 million), (c) unfavorable manufacturing variances (approximately $0.3 million) and (d) a change in product mix (approximately $0.3 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) favorable manufacturing variances (approximately $3.2 million), (b) increased net sales of existing products (approximately $3.1 million), (c) favorable foreign currency fluctuations (approximately $3.1 million), (d) increased gross profit due to the transfer of the endodontic product line from the Professional Dental segment, which contributed approximately $2.1 million in gross profit to the Orthodontic segment in the third quarter of fiscal 2003 and (e) unit volume relating to new products (approximately $0.8 million). The increase in gross profit was partially offset by: (a) increased rebate expense (approximately $3.0 million), (b) a change in product mix (approximately $1.8 million), (c) inventory reserve adjustments (approximately $1.4 million, of which approximately $1.2 million is due to an increase in obsolescence and physical inventory adjustments of approximately $0.2 million) and (d) increased royalty expense (approximately $0.6 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SELLING, GENERAL AND                  FISCAL    PERCENT OF      FISCAL     PERCENT OF
        ADMINISTRATIVE EXPENSES                 2003        SALES         2002         SALES
      ----------------------------           ----------   ----------   ----------    ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
             Professional Dental.........    $  24,824      31.9%      $   24,291      32.9%
             Orthodontics................       20,304      36.0           16,927      37.1
                                             ---------      ----       ----------      ----
             Total Selling, General and
                 Administrative
                 Expenses................    $  45,128      33.6%      $   41,218      34.5%
                                             =========      ====       ==========      ====


    Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2003 increased by $3.9 million or 9.5% from the corresponding fiscal 2002 quarter. As of October 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and have ceased the amortization of goodwill and certain other intangible assets resulting in decreased amortization expense from the corresponding prior year period of approximately $2.2 million. General and administrative expenses may increase in future quarters as we incur additional professional fees related to the review of our documentation related to our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act of 2002.

    Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.8 million) and (b) an increase in expenses relating to foreign currency fluctuations (approximately $1.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased amortization expense of goodwill and other intangible assets (approximately $1.5 million), (b) decreased selling and marketing expenses (approximately $0.8 million) and (c) decreased research and development expenses (approximately $0.1 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $2.6 million), (b) increased general and administrative expenses (approximately $1.1 million) and (c) increased expenses related to foreign currency fluctuations (approximately $1.0 million). The increase in selling, general and administrative expenses was partially offset by: (a) a decrease in amortization expense of goodwill and other intangible assets (approximately $0.7 million) and (b) decreased research and development expenses (approximately $0.6 million) due to the diversion of research and development expenses to produce new products that were subsequently capitalized into inventory.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of goodwill (prior to October 1, 2002) and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Amortization of goodwill and certain other intangible assets decreased $2.2 million in the third quarter of fiscal 2003 compared to the same period in the prior year primarily due to our discontinuing the amortization of goodwill and certain other intangible assets in accordance SFAS No. 142. Depreciation increased by $0.1 million compared to the same period in the prior year.


    OPERATING INCOME


                                        FISCAL     PERCENT OF     FISCAL     PERCENT OF
        OPERATING INCOME                 2003         SALES        2002         SALES
    ----------------------------     ----------    ----------   ----------    ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
           Professional Dental.....   $   16,992      21.8%     $   15,964      21.7%
           Orthodontics............       12,262      21.7          10,144      22.3
                                      ----------      ----      ----------      ----
           Total Operating Income..   $   29,254      21.8%     $   26,108      21.9%
                                      ==========      ====      ==========      ====


    As a result of the foregoing, operating income in the third quarter of fiscal 2003 increased by 12.0% or $3.1 million from operating income in the corresponding quarter of fiscal 2002.

    INTEREST EXPENSE

    Interest expense was $5.4 million in the third quarter of fiscal 2003, a decrease of $1.2 million from the corresponding fiscal 2002 quarter. The decrease resulted from reduced average debt balances in the third quarter of fiscal 2003 and reduced average interest rates on our credit facility.

    INCOME TAXES

    Taxes on income in the third quarter of fiscal 2003 were approximately $8.4 million, an increase of $5.9 million from the corresponding fiscal 2002 quarter. The increase was primarily due to higher taxable earnings, partially offset by a decrease in our 2003 effective tax rate from 39.0% in fiscal 2002 to 36.0% in fiscal 2003.

    NET INCOME

    As a result of the foregoing, we had net income of $15.0 million in the quarter ended June 30, 2003, as compared to net income of $3.9 million in the corresponding fiscal 2002 period.

    NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2002

    NET SALES

                                                FISCAL         FISCAL
                        NET SALES                2003           2002
                  -----------------------     ----------     ----------
                                                    (IN THOUSANDS)
                     Professional Dental.... $   225,528    $   209,732
                     Orthodontics...........     163,120        132,030
                                             -----------    -----------
                     Total Net Sales........ $   388,648    $   341,762
                                             ===========    ===========


    Overall Company. Net sales for the first nine months of fiscal 2003 increased by $46.9 million or 13.7% from the corresponding fiscal 2002 period.

    Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $12.6 million), (b) favorable foreign currency fluctuations (approximately $10.0 million), (c) net sales of products from an acquired company (approximately $4.8 million) and (d) reduced rebate expense (approximately $0.9 million). The increase in net sales was partially offset by: (a) a decrease in net sales due to the transfer of the endodontic product sales to the Orthodontics segment, which contributed approximately $10.4 million in net sales to the Professional Dental segment in the comparable prior year period and (b) decreased net sales of existing products (approximately $2.1 million).

    Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $16.7 million), (b) an increase in net sales due to the transfer of the endodontic product sales from the Professional Dental segment, which contributed approximately $8.8 million in net sales to the Orthodontic segment in the first nine months of fiscal 2003, (c) favorable foreign currency fluctuations (approximately $7.2 million) and (d) net sales of new products (approximately $3.3 million). The increase in net sales was offset by increased rebate expense (approximately $4.9 million).

    GROSS PROFIT


                                             FISCAL    PERCENT OF      FISCAL     PERCENT OF
                   GROSS PROFIT               2003        SALES         2002         SALES
               -------------------------   ----------   ----------   ----------    ----------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
                Professional Dental...    $  122,689      54.4%     $   118,406      56.5%
                Orthodontics..........        90,618      55.6           74,175      56.2
                                          ----------      ----      -----------      ----
                Total Gross Profit....    $  213,307      54.9%     $   192,581      56.3%
                                          ==========      ====      ===========      ====

    Overall Company. Gross profit for the first nine months ended June 30, 2003 increased by $20.7 million or 10.8% from the corresponding fiscal 2002 period.

    Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) unit volume relating to new products (approximately $7.0 million), (b) favorable foreign currency fluctuations (approximately $5.5 million), (c) margins relating to net sales of products from an acquired company (approximately $2.9 million), (d) reduced rebate expense (approximately $0.9 million) and (e) decreased royalty expense (approximately $0.2 million). The increase in gross profit was partially offset by: (a) decreased gross profit due to the transfer of the endodontic product line to the Orthodontics segment, which contributed approximately $6.7 million in gross profit to the Professional Dental segment in the comparable prior year period,
(b) a change in product mix (approximately $2.7 million), (c) unfavorable manufacturing variances (approximately $1.6 million), (d) decreased net sales of existing products (approximately $1.1 million) and (e) inventory reserve adjustments (approximately $0.1 million, of which approximately $0.1 million is due to standard cost revisions, an increase in obsolescence of approximately $0.1 million partially offset by physical inventory adjustments of approximately $0.1 million).

    Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $8.9 million), (b) favorable foreign currency fluctuations (approximately $6.9 million), (c) increased gross profit due to the transfer of the endodontic product line from the Professional Dental segment, which contributed approximately $5.1 million in gross profit to the Orthodontics segment in the first nine months of fiscal 2003, (d) favorable manufacturing variances (approximately $2.1 million) and (e) unit volume relating to new products (approximately $2.0 million). The increase in gross profit was partially offset by: (a) increased rebate expense (approximately $5.2 million), (b) a change in product mix (approximately $1.5 million), (c) increased royalty expense (approximately $1.2 million) and (d) inventory reserve adjustments (approximately $0.7 million, of which approximately $0.3 million is due to an increase in obsolescence, standard cost revisions of approximately $0.2 million and physical inventory adjustments of approximately $0.2 million).

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SELLING, GENERAL AND               FISCAL    PERCENT OF      FISCAL     PERCENT OF
        ADMINISTRATIVE EXPENSES              2003        SALES         2002         SALES
       -------------------------         ----------   ----------   ----------    ----------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
         Professional Dental..........    $  74,246      32.9%      $   68,288      32.6%
         Orthodontics.................       58,266      35.7           50,237      38.0
                                          ---------      ----       ----------      ----
         Total Selling, General and
             Administrative Expenses..    $ 132,512      34.1%      $  118,525      34.7%
                                          =========      ====       ==========      ====


    Overall Company. Selling, general and administrative expenses for the first nine months of fiscal 2003 increased by $14.0 million or 11.8% from the corresponding fiscal 2002 period. As of October 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and have ceased the amortization of goodwill and certain other intangible assets resulting in decreased amortization expense from the corresponding prior year period of approximately $6.6 million. General and administrative expenses may increase in future quarters as we incur additional professional fees related to the review of our documentation related to our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act of 2002.

    Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses (approximately $4.3 million), (b) an increase in expenses relating to foreign currency fluctuations (approximately $3.2 million), (c) expenses of an acquired company (approximately $2.3 million) and (d) increased selling and marketing expenses (approximately $1.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased amortization expense of goodwill and other intangible assets (approximately $4.7 million) and (b) decreased research and development expenses (approximately $0.2 million).

    Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $5.5 million), (b) increased general and administrative expenses (approximately $2.7 million) and (c) increased expenses related to foreign currency fluctuations (approximately $2.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) a decrease in amortization expense of goodwill and other intangible assets (approximately $2.0 million) and (b) decreased research and development expenses (approximately $0.3 million) due to the diversion of research and development expenses to produce new products that were subsequently capitalized into inventory.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of goodwill (prior to October 1, 2002) and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense in the first quarter of fiscal 2003. Amortization of goodwill and certain other intangible assets decreased $6.6 million in the first nine months of fiscal 2003 compared to the same period in the prior year primarily due to our discontinuing the amortization of goodwill and certain other intangible assets in accordance SFAS No. 142. Depreciation increased by $0.6 million compared to the same period in the prior year.

    OPERATING INCOME

                                         FISCAL     PERCENT OF      FISCAL     PERCENT OF
           OPERATING INCOME               2003         SALES         2002         SALES
       -------------------------       ----------    ----------   ----------    ----------

                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
           Professional Dental......   $   48,443      21.5%      $   50,118      23.9%
           Orthodontics.............       32,352      19.8           23,938      18.1
                                       ----------      ----       ----------      ----
           Total Operating Income...   $   80,795      20.8%      $   74,056      21.7%
                                       ==========      ====       ==========      ====


    As a result of the foregoing, operating income in the first nine months of fiscal 2003 increased by 9.1% or $6.7 million from operating income in the corresponding fiscal 2002 period.

    INTEREST EXPENSE

    Interest expense was $16.4 million in the first nine months of fiscal 2003, a decrease of $3.8 million from the corresponding fiscal 2002 period. The decrease resulted from reduced average debt balances in the first nine months of fiscal 2003 and reduced average interest rates on our credit facility.

    INCOME TAXES

    Taxes on income in the first nine months of fiscal 2003 were approximately $23.8 million, an increase of $8.1 million from the corresponding fiscal 2002 period. The increase was primarily due to higher taxable earnings, partially offset by a decrease in our effective tax rate.

    NET INCOME

    As a result of the foregoing, we had net income of $40.2 million in the first nine months of fiscal 2003, as compared to net income of $24.7 million in the corresponding fiscal 2002 period.

    CRITICAL ACCOUNTING POLICIES

    Pension and Other Postretirement Benefits -- We have two non-contributory defined benefit pension plans that cover all regular United States based employees with more than five years of service. Our accumulated benefit obligation, the fair value of plan assets and the amount of annual pension cost are calculated based on a number of actuarial assumptions including an expected long-term return on plan assets, assumed rates of compensation increase and a discount rate. In developing these assumptions, we evaluate input from our actuaries as well as information available from the securities markets. The assumptions and factors used by the Company may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by the Company. The actuarial assumptions are evaluated annually and adjusted as necessary.

    Based on information from our actuaries and investment advisors, we reduced, during the quarter ended June 30, 2003, our discount rate from 7.25% to 6.0% and the expected return on plan assets from 10.00% to 8.75%. We maintained our expected rate of compensation increase at 4.00%. The reductions were made due to current market conditions. To compensate for the lowered assumptions, we made a $10.3 million contribution to the Company's pension fund during the quarter. The change in assumptions is expected to result in an increase in our pension expense.

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

    We are currently assessing, but have not yet determined the impact SFAS No. 149 will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    We intend to fund our capital expenditure requirements (primarily related to the purchase of machinery and equipment), working capital requirements (primarily related to inventory and accounts receivable), acquisitions of various businesses and product lines, principal and interest payments on our Credit Facility (defined below), obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolver (defined below). While cash provided from operating activities may be impacted by a variety of factors such as lower revenues, an increase in expenses and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our Revolver, and access to capital markets will be sufficient to satisfy our future working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that this will be the case. To the extent that funds are not available from these sources, particularly with respect to our acquisition strategy, we would have to raise additional capital in another manner or curtail our acquisition strategy.

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

    Approximately $52.6 million of cash was generated from operating activities in the first nine months of fiscal 2003, as compared to approximately $33.6 million from the same period of the prior year. The approximate $19.0 million increase in cash flows from operations was primarily due to: (a) an increase in the net change of income taxes payable from the prior year period of approximately $18.8 million, (b) a decrease in the net change in inventories from the prior year period of approximately $16.9 million, (c) increased earnings from the prior year period of approximately $15.5 million, (d) a decrease in the net change in prepaid expenses and other current assets from the prior year period of approximately $11.7 million, (e) an increase in the net change in other current liabilities from the prior year period of approximately $5.3 million, (f) an increase in the net change in accrued payroll and employee benefits from the prior year period of approximately $3.7 million, (g) an increase in the net change in accounts payable from the prior year period of approximately $1.4 million, (h) an increase in inventory provisions from the prior year period of approximately $0.8 million, (i) an increase in depreciation expense from the prior year period of approximately $0.6 million, (j) an increase in the amortization of deferred financing fees of approximately $0.5 million from the prior year period and (k) an increase in the tax benefit from issuance of our common stock under our employee stock option plan of approximately $0.2 million from the prior period. The increase in cash flows from operations were partially offset by the following: (a) an increase in the net change in accounts receivable from the prior year period of approximately $22.7 million, (b) a decrease in the net change in deferred income taxes from the prior year period of approximately $9.9 million, (c) a decrease in non-cash charges of approximately $7.7 million, related to the termination of the previous credit facility, (d) a decrease in amortization expense of goodwill and other intangible assets from the prior year period of approximately $6.6 million, (e) a decrease in the net change in other assets and liabilities of approximately $5.1 million from the prior year period,
(f) a decrease in the net change in accrued interest of approximately $2.8 million, (g) a decrease in the net change in the restructuring reserve of approximately $1.1 million, (h) a decrease in the net change in the loss (gain) on sales of property, plant and equipment from the prior year period of approximately $0.3 million and (i) a decrease in the provision for losses on doubtful receivables from prior year period of approximately $0.3 million.

    Approximately $17.0 million of cash was used in investing activities in the first nine months of fiscal year 2003, a decrease of approximately $5.3 million from the same period of the prior year. The decrease was primarily due to: (a) a decrease in payments for acquisitions from the prior year period of approximately $8.2 million, (b) a decrease in capital expenditures of approximately $6.8 million from the prior year period, (c) an increase in proceeds from the sales of property, plant and equipment from the prior year period of approximately $4.8 million and (d) a decrease in the net payments for intangibles from the prior year period of approximately $1.6 million. The decrease in cash used in investing activities was offset by a deposit of approximately $16.1 million in fiscal year 2003.

    Approximately $34.3 million of cash was used in financing activities in the first nine months of fiscal 2003, a decrease of approximately $34.7 million from the approximate $0.4 million cash provided by financing activities in the prior year period. The decrease was primarily due to decreased net loan and senior note proceeds of approximately $52.5 million from the prior year period. The decrease in cash provided by financing activities was partially offset by: (a) a decrease in the payment of deferred financing fees from the prior year period of approximately $10.6 million, (c) a decrease from the prior year period for the payments of the prepayment penalty and terminated interest rate swap related to the refinancing of approximately $5.3 million and (d) an increase in cash received from the exercise of stock options of approximately $1.9 million.

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

    The Term B Loan amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term B Loan bears interest, at our option, at either (a) the LIBOR rate, plus between 225 and 275 basis points, or (b) between 125 and 175 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to the rating of the Credit Facility by Standard and Poor's and Moody's. The per annum interest rate for the third quarter of fiscal year 2003 was LIBOR, plus 250 basis points. As of June 30, 2003, the amount outstanding on the Term B Loan was $133.5 million. The average interest rate at June 30, 2003 on the Term B Loan was 4.74% after giving effect to the interest rate swap agreements we had in effect as of that date.

    The Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) between 75 and 150 basis points plus the higher of (i) the rate from time to time publicly announced by Credit Suisse First Boston as its prime rate, or (ii) the rate which is 1/2 of 1% in excess of the federal funds rate, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum interest rate for the third quarter of fiscal year 2003 was LIBOR, plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of June 30, 2003, the amount outstanding on the Revolver was $6.5 million. The average interest rate at June 30, 2003 on the Revolver was 5.32%. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of June 30, 2003, a total of $2.9 million in letters of credit was issued. As of June 30, 2003, the amount available under the Revolver was $110.6 million.

    The Euro Tranche will bear interest, at our option, at Euro-LIBOR or at base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of June 30, 2003, there was no outstanding balance under the Euro Tranche and the amount available was $30.0 million.

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

    Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at June 30, 2003.

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

           TWELVE-MONTH PERIOD COMMENCING JUNE 15:           PERCENTAGE
           ---------------------------------------           ----------
             2007.......................................      104.063%
             2008.......................................      102.708%
             2009.......................................      101.354%
             2010 and thereafter........................      100.000%

    As a result of the terms of our Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of June 30, 2003, we had two interest rate swap agreements outstanding aggregating a notional amount of approximately $47.1 million. On February 11, 2003, we assigned an interest rate swap agreement with a notional amount of $10.0 million and incorporated the fair value to an existing amended interest rate swap agreement. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreements, the rate resets on the quarterly anniversary of the swap agreement dates until the swap agreement's expiration dates. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The swap agreement rates and durations as of June 30, 2003 are as follows:

  EXPIRATION DATE        NOTIONAL AMOUNT       SWAP AGREEMENT DATE     SWAP AGREEMENT RATE   SWAP EFFECTIVE DATE
  ---------------        ---------------       -------------------     -------------------   -------------------
   March 31, 2005         $21.7 million         January 2, 2001                5.65%           March 30, 2001
   June 30, 2006          $25.4 million         January 2, 2001                5.58%           March 30, 2001


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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

    The following table lists our contractual obligations and other commercial commitments for the indicated periods (calculated as of June 30, 2003):

                                                 PAYMENTS DUE FOR THE TWELVE MONTH PERIODS ENDING JUNE 30,
                                ------------------------------------------------------------------------------------------
                                   2004        2005         2006          2007         2008        THEREAFTER       TOTAL
                                ---------    -------      -------       -------      --------      ----------     ---------
                                                                       (IN THOUSANDS)
 Long-term debt..............   $   3,918    $ 1,998      $ 2,008       $ 8,521      $  2,053      $ 136,068     $ 154,566
 Senior subordinated notes...          --         --           --            --            --        150,000       150,000
 Standby letters of credit...       2,928         --           --            --            --             --         2,928
 Operating leases............       5,257      4,856        3,257         2,138         1,770          6,502        23,780
                                ---------    -------      -------       -------      --------      ---------     ---------
 Total contractual cash
     obligations............    $  12,103    $ 6,854      $ 5,265       $10,659      $  3,823      $ 292,570     $ 331,274
                                =========    =======      =======       =======      ========      =========     =========

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


    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    We presently have, and will continue to have, a substantial amount of indebtedness which required significant interest payments. As of June 30, 2003, we had $304.6 million in total long-term borrowings (including current portion), and $187.9 million in stockholders' equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

and in the Orthodontics business segment, our principal competitors include Unitek, a subsidiary of 3M Corporation, GAC Orthodontics, a subsidiary of Dentsply, and American Orthodontics. Some of these companies have a larger sales force and invest more heavily in research, product development and product marketing than we do. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, against these companies.

    WE RELY HEAVILY ON MANUFACTURING OPERATIONS TO PRODUCE THE PRODUCTS WE SELL, AND WE COULD BE INJURED BY DISRUPTIONS OF OUR MANUFACTURING OPERATIONS.

    We rely upon our manufacturing operations to produce most of the products we sell. While we do not presently anticipate any significant disruption of those operations, should a disruption occur, for any reason, such as strikes, labor disputes, or other labor unrest, power interruptions, fire, war, or other force majuere, could adversely affect our sales and customer relationships and therefore adversely affect our business. In particular, we rely upon our facilities in Mexico to manufacture a substantial portion of our orthodontic products. Any disruption in our ability to import those products into the United States could severely impact our Orthodontics sales. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

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

    For fiscal year 2003, our projected total foreign currency exposure is approximately 52.7 million euros, 897.1 million Japanese yen, 13.5 million Canadian dollars, 15.4 million Australian dollars, and 3.1 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, and Swiss franc at June 30, 2003.

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

    In January 2003 and March 2003, we entered into two new zero cost collar contracts to hedge intercompany transactions with a total notional amount of
21.0 million euros for fiscal year 2004. In April 2003 and May 2003, we entered into two additional zero cost collar contracts to hedge intercompany transactions with a total notional amount of 21.0 million euros for fiscal year 2004. Also, in March 2003, we entered into a zero cost collar contract to hedge a notional amount of 360.0 million Japanese yen for fiscal year 2004. In April 2003 and May 2003, we entered into two additional zero cost collar contracts to hedge intercompany transactions with a total notional amount of 360.0 million Japanese yen for fiscal year 2004.

    At June 30, 2003, approximately $2.2 million of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges has been discontinued.

    Zero cost collar contracts in place as of June 30, 2003 are as follows (in thousands, except rates):

                                                          LOCAL
                    TRADE    EFFECTIVE     MATURITY      CURRENCY
     CURRENCY       DATE        DATE         DATE         AMOUNT      FLOOR RATE    CEILING RATE
   ------------ ------------ ------------ ------------  ------------  ------------  ------------
       Euro      07/16/2002  10/15/2002   09/16/2003      6,000          0.97          1.03
       Euro      11/01/2002  11/15/2002   09/15/2003      4,500          0.97          1.00
       Euro      01/13/2003  10/15/2003   12/15/2003     10,500          1.01          1.08
       Euro      03/06/2003  01/15/2004   03/15/2004     10,500          1.06          1.11
       Euro      04/14/2003  04/15/2004   06/15/2004     10,500          1.04          1.08
       Euro      05/02/2003  07/15/2004   09/15/2004     10,500          1.09          1.13
       Yen       06/25/2002  10/15/2002   09/15/2003    180,000        122.00        117.99
       Yen       03/06/2003  10/15/2003   03/15/2004    360,000        117.00        115.37
       Yen       04/14/2003  04/15/2004   06/15/2004    180,000        121.00        116.75
       Yen       05/01/2003  07/15/2004   09/15/2004    180,000        119.50        116.75



    As of June 30, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transactions is fifteen months for the Japanese yen and fifteen months for the euro.

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

    Following are the details of the new cross currency debt swaps (amounts in millions, except rates):



         TRADE DATE      EFFECTIVE DATE     MATURITY        US$          INTEREST         FX AMT            INTEREST
       --------------    -------------- --------------  ------------  --------------  --------------    --------------
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


    At June 30, 2003, the fair value of the cross currency debt swap transaction loss included in translation adjustments was approximately $2.8 million (net of income tax).

    As a result of terminating the cross currency debt swap transaction in fiscal 2002 to hedge our net investment in Hawe Neos, we recognized a loss to the translation adjustment, a component of other comprehensive income (loss) in the amount of approximately $0.9 million (net of income tax). This amount will remain in translation adjustment, a component of other comprehensive income
(loss) until sale or upon complete or substantially complete liquidation of our net investment in Hawe Neos.

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

    The table below provides information about our debt obligations that are sensitive to changes in interest rates as of June 30, 2003. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency.

     LIABILITIES                    2004         2005          2006         2007          2008      THEREAFTER    FAIR VALUE
---------------------------       --------     --------      -------      -------      --------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Long-Term Debt:
  Fixed Rate Debt .........           --            --           --           --            --      $ 150,000      $157,500
  Average Interest Rate ...        8.125%        8.125%       8.125%       8.125%        8.125%         8.125%
  Variable Rate Debt ......     $  3,918      $  1,998      $ 2,008      $ 8,521      $  2,053      $ 136,068      $154,566
  Average Interest Rate ...        4.165%        5.245%       6.125%       6.805%        7.330%         7.725%

    For the quarter ended June 30, 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate for a portion of the interest payments under our long-term debt obligations was approximately $0.3 million. At June 30, 2003, approximately $2.5 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of June 30, 2003 (dollars in thousands):

                                                                                     THREE MONTHS
                            NOTIONAL                                                    ENDED        FAIR VALUE
            LOAN             AMOUNT     TERM      TRADE     EFFECTIVE     MATURITY   JUNE 30, 2003    (PRE-TAX)
        -------------      ---------- ---------- -------- -------------  ----------  -------------  -------------
    Kerr B ..............   $ 21,724    4 years   1/2/2001   3/30/2001   3/31/2005      $  112.0        $ 1,211.2
    Ormco B .............     25,344    4 years   1/2/2001   3/30/2001   6/30/2006         155.4          2,738.5
                            --------                                                    --------        ---------
     Total ..............   $ 47,068                                                    $  267.4        $ 3,949.7
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

    Approximately $70.0 million of our then-existing interest rate swaps could not be re-assigned to our Credit Facility entered into on June 6, 2002 and thus were terminated. Accordingly, we recorded a loss on derivative instruments of approximately $3.8 million (or approximately $2.3 million, net of tax) in other income (expense), which represented the fair value of the swaps at the termination date. Additionally, we had to de-designate the remaining interest rate swaps as a result of the specificity of our hedge documentation relating to the hedged item. Accordingly, a non-cash loss on derivative instruments of approximately $3.2 million (or approximately $2.0 million, net of tax), representing the fair value of the remaining swaps at the date of the refinancing, was reclassified from accumulated other comprehensive income (loss) and recorded in other income (expense) to recognize the loss. However, these swaps were continued and were simultaneously re-assigned to the Credit Facility. The change in the fair value of these re-assigned swaps from the refinancing date to June 30, 2003 has been recorded in accumulated other comprehensive income (loss).

    The re-assigned interest rate swap agreements are expected to be highly effective as we expect the hedging relationship to meet the relevant hedge accounting criteria of SFAS No. 133, as amended. The re-assigned interest rate swap agreements showed no recognizable ineffectiveness during the quarter ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     Internal Control Over Financial Reporting: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, we have concluded that there have been no such changes during the period covered by this report.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

        See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

    (b) REPORTS ON FORM 8-K:

        A Form 8-K was filed on April 29, 2003 to furnish the Company's press release announcing the Company's financial results for the quarter and six-month period ended March 31, 2003.

        A Form 8-K was filed on July 29, 2003 to furnish the Company's press release announcing the Company's financial results for the quarter and nine-month period ended June 30, 2003.

        A Form 8-K was filed on August 5, 2003 to furnish the transcript of the Company's July 29, 2003 conference call, in which the Company reported on the results of its operations for the third quarter and first nine months of the 2003 fiscal year.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYBRON DENTAL SPECIALTIES, INC (Registrant)

Date: August 13, 2003          /s/  GREGORY D. WALLER
                               -------------------------------------------------
                                     Gregory D. Waller
                                     Vice President - Finance,
                                     Chief Financial Officer & Treasurer*

                               * executing as both the principal financial officer and a duly authorized officer of the Company.

                         SYBRON DENTAL SPECIALTIES, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 1-16057)
                                  EXHIBIT INDEX
                                       TO
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003


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



                   (b) Certificate of Designation,          Exhibit 3.1(b) to the Registrant's  Form 10-K
                   Preferences and Rights of Series A       for the fiscal year ended September 30, 2000
                   Preferred Stock


      3.2          Bylaws of the Registrant                 Exhibit 3.2 to the Form 10/A No. 2

     31.1          Certification pursuant to Rule                                                            X
                   13a-14(a) or Rule 15d-14(a), as adopted
                   pursuant to section 302 of the Sarbanes
                   - Oxley Act of 2002

     31.2          Certification pursuant to Rule                                                            X
                   13a-14(a) or Rule 15d-14(a), as adopted
                   pursuant to section 302 of the Sarbanes
                   - Oxley Act of 2002

     32            Chief Executive and Chief Financial                                                       X
                   Officers' certification pursuant to 18
                   U.S.C. section 1350, as adopted
                   pursuant to section 906 of the Sarbanes
                   - Oxley Act of 2002