Form 10-K
period 2003-09-30
SYBRON DENTAL SPECIALTIES INC
filed 2003-12-23
CIK 1121302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-16057

Sybron Dental Specialties, Inc.

(Exact name of registrant as specified in charter)

Delaware	1717 West Collins Ave., Orange, California	92867	33-0920985
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:

(714) 516-7400

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Each Class Registered

Common Stock, par value $.01 per share Preferred Stock Purchase Rights (associated with the Common Stock)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on March 31, 2003, the last business day of our most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $484,881,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At December 10, 2003, there were 38,336,554 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on February 6, 2004 have been incorporated by reference into Part III of this Form 10-K.

SYBRON DENTAL SPECIALTIES, INC.

TABLE OF CONTENTS

TO
2003 ANNUAL REPORT ON FORM 10-K

Item		Page

PART I
1	Business	2
2	Properties	12
3	Legal Proceedings	12
4	Submission of Matters to a Vote of Security Holders	13
	Executive Officers of the Registrant	13
PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters	14
6	Selected Financial Data	15
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7A	Quantitative and Qualitative Disclosures About Market Risk	36
8	Financial Statements and Supplementary Data	40
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
9A	Controls and Procedures	87
PART III
10	Directors and Executive Officers of the Registrant	87
11	Executive Compensation	87
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
13	Certain Relationships and Related Transactions	87
14	Principal Accounting Fees and Services	88
PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	89
	Signatures	90
	Independent Auditors’ Report	92
	Financial Statement Schedule	93
	Exhibit Index	94

PART I

ITEM 1.	Business

General

Business and Products

      Sybron Dental Specialties, Inc. is a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Orthodontics. We develop, manufacture, and market an array of consumable orthodontic products and endodontic products to orthodontic and endodontic specialists worldwide.

      Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Orthodontics

Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.
Metrex Research Corporation
SpofaDental a.s.

      We market our products in the United States and abroad under brand names such as Kerr®, Ormco®, Metrex®, Pinnacle®, Demetron®, KerrHawe®, AOATM, and SybronEndoTM, which are well recognized in the dental and orthodontics industries.

History

      Sybron Dental Specialties, Inc. was incorporated in Delaware on July 17, 2000. At the time of our incorporation we were a wholly-owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. (“Apogent”). We were created to effect the spin-off by Apogent of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to us, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. (“SDM”), which owned, directly or indirectly, the stock or other equity interests in the subsidiaries that held substantially all of the assets and liabilities of Apogent’s then dental business. Apogent then distributed to its shareholders, by means of a pro rata distribution, all of our outstanding common stock together with related preferred stock purchase rights (the “spin-off”). As a result, we became an independent, publicly traded company.

Terms; Year References

      When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent’s dental business prior to the spin-off. Our fiscal year ends September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise.

Business Strategy

      The key elements of our strategy to become a premier global supplier of high quality dental, infection prevention, orthodontic and endodontic products are:

Develop Innovative Products. We strive to consistently develop and introduce innovative products. We believe that product innovation allows us to maintain our competitive position and helps fuel our internal growth. We also believe that our emphasis on new product development enables our sales force to remain effective in creating demand among dentists and orthodontists. Our dedicated research and development team regularly interacts with practicing dentists and orthodontists to understand and assess new product opportunities in the marketplace.

Consistently Improve Our Efficiency. We continuously pursue opportunities to maximize cost savings. As a result, we regularly evaluate our manufacturing processes to determine optimal production strategies, and we will transfer production from one facility to another or rationalize higher-cost facilities when necessary. In addition, we consistently seek to rationalize manufacturing, warehousing and customer service operations to centralized facilities wherever possible. In Eastern Europe, we plan to consolidate three of SpofaDental’s facilities in fiscal 2004, and handle all of their manufacturing and distribution in Jicin, located in the Czech Republic.

Increase Revenue Opportunities Within Existing Marketplace. We continuously seek to broaden our portfolio of product offerings to maximize the opportunities within our existing customer base. For example, through acquisitions, we acquired products such as chair covers, barrier products, infection prevention products and disposable air/water syringes and through our research and development efforts, we added products such as our new LEDemetron 1 curing light.

Expand the Marketplace. We seek to expand the market for our products through product innovation. We believe that our technological leadership enables us to increase the number of uses and users of our products. For example, we believe our aesthetic brackets have increased the number of adults who are willing to undergo orthodontic treatment for functional or cosmetic reasons.

Pursue Strategic Acquisitions. Although debt reduction is an important priority, we will continue to pursue selective strategic acquisitions. We have significant experience in acquiring and integrating companies. We pursue acquisition opportunities that:

•	enhance our sales growth;

•	offer complementary product lines;

•	expand our geographic reach; or

•	offer us access to new markets.

      Since 1993, we have made 28 acquisitions in the United States and abroad. Since the beginning of fiscal 2001, we have completed six acquisitions, the largest of which was the acquisition in May 2001 of Hawe Neos Holdings S.A. (“Hawe Neos”), a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration, and pharmaceuticals. In August 2003, we acquired SpofaDental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe.

      We have been able to use our existing distribution channels to market many of the product lines we have acquired and we have achieved other synergies, such as the elimination of duplicative administrative or other functions or the combining of manufacturing operations with some of these acquisitions.

Business Segments

      As of October 1, 2002, we consolidated our Infection Prevention business segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products. As a result, we reduced the number of our business segments from three to two. Our two business segments are named Professional Dental and Orthodontics. All historical financial information for the periods presented in this report has been restated to reflect this change.

      Professional Dental. Products in our Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, magnification lenses, and curing lights used in general dentistry; waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories; and disposable infection prevention products for dental equipment and offices.

      Our Professional Dental products are primarily manufactured by Kerr Corporation and its affiliates, such as Sybron Canada Limited and KerrHawe. Kerr’s products, which are generally sold through independent dental distributors, are designed to help dentists deliver more effective and efficient treatment to their patients. Kerr has expanded its product line through new product development and through acquisitions.

      Expansion of products in this segment through acquisitions include the 1994 purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth. These products complemented Kerr’s line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st.claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Sybron Canada Limited, with the acquisition of the assets of Precision Rotary Instruments, Inc. In 1999, Pinnacle Products, Inc. became a part of our organization, which enabled us to add dental disposable infection prevention products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment. In the second quarter of 2000, we added Safe-Wave Products, Inc., a manufacturer of disposable tips and adapters for air/water syringes used in dental operatories. In the first quarter of 2001, we acquired certain assets of the dental division of Special Metals Corporation, a contract manufacturer and supplier of alloy powders used in Kerr’s Tytin® and Tytin® FC dental amalgams, assuring continued access to this technology. In the third quarter of 2001, we acquired all of the capital stock of Hawe Neos, a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration and pharmaceutical. In February 2002, we acquired certain assets of Surgical Acuity, Inc., a Wisconsin manufacturer of magnification lenses and fiberoptic lighting systems. In the fourth quarter of 2003, we acquired all of the capital stock of SpofaDental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe. For a more complete description of our acquisitions during fiscal years 2003, 2002 and 2001, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

      Products in the Professional Dental business segment, including dental related infection prevention products, are sold both domestically and internationally through dental distributors. Kerr has 85 sales personnel in the United States and 105 abroad dedicated to the Professional Dental business segment sales.

      Our Professional Dental companies are committed to increasing their market share through new product development and promotional activities. Their promotional activities create demand for their new products. The sales growth resulting from this demand is augmented by modest growth in the domestic market for traditional dental consumables. We believe opportunities for growth exist in international markets. As economies in the emerging markets of Eastern Europe, South America and the Far East continue to develop, the demand in those regions for dental products should grow. We also believe our Professional Dental companies are positioned to take advantage of such development due to their extensive experience in selling internationally and the quality of their existing international dealer network.

      The Professional Dental business segment accounted for approximately 58.4%, 61.2% and 59.4% of our consolidated net sales in 2003, 2002 and 2001, respectively.

      Orthodontics. Products in our Orthodontics business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products as well as endodontic products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through a merger with LRS Acquisition Corp., the parent of “A” Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products. We also expanded our direct business in France by acquiring the Ormodent group of companies, Ormco’s French distributor. In 2000, we again expanded our product line with the acquisition of Professional Positioners, Inc., a manufacturer of orthodontic retainers and positioners and LPI Ormco, the former distributor of Ormco products in Austria. In the first quarter of 2001, we completed the acquisition of certain assets of Optident, Ltd., the former exclusive authorized distributor of Ormco “A” Company products in the United Kingdom. In 2002, we began marketing our Ormco branded orthodontic products in Spain directly through our local sales force, which previously had been associated with our distributor in Spain. For a more complete description of our acquisitions during fiscal years 2003, 2002 and 2001, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

      In 1995, we added endodontic products to the Orthodontics segment, which has a separate endodontic direct sales force, with the acquisition of Excellence in Endodontics, Inc., a manufacturer of products for endodontic procedures. We expanded our endodontic product offerings in this segment in 1996 when we acquired the assets of Analytic Technology Corporation, a manufacturer of endodontic equipment. In 1998, we added a line of nickel-titanium endodontic instruments with the acquisition of the dental business of Tycom Corporation. In 1999, we vertically integrated our Tycom product line in Europe with the purchase of Endo Direct Ltd., the exclusive European importer of Tycom’s endodontic products.

      Products in the Orthodontics business segment are marketed by 100 direct salespersons in the United States, Austria, Belgium, Canada, Australia, Germany, France, Ireland, Japan, Mexico, New Zealand, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and by dealers and distributors in other parts of the world. Ormco’s direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

      The market for traditional orthodontics products is relatively mature domestically, and is experiencing modest growth. We expect the international market for orthodontics products to grow opportunity as interest in orthodontics for cosmetic reasons grows worldwide. We believe Ormco is well positioned to compete both domestically and internationally because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

      Ormco’s endodontic sales team sells our endodontic products both directly to end-users and through distributors (which had previously been handled primarily by our Professional Dental business segment). The endodontic team has 19 direct salespersons in the United States. The sales force markets our endodontic products directly to endodontic specialists in the United States and Canada and provides support to our dealers and helps sell products to the general dental community through a dealer network in those countries. In other parts of the world, our endodontic products are sold by dealers and distributors.

      The Orthodontics business segment accounted for approximately 41.6%, 38.8% and 40.6% of our consolidated net sales in 2003, 2002 and 2001, respectively.

      Financial information about our business segments is presented in Note 19 to our consolidated financial statements in Item 8 of this Annual Report.

      We believe we are well positioned to take advantage of the opportunities that exist to grow our business, such as the opportunities that we think will arise from the trends of an increasing worldwide population, growth in the population of people 65 and older, natural teeth being retained longer, and increased spending on dental health in developing nations.

International

      In addition to the United States, products in our Professional Dental business segment are manufactured at facilities in Canada, Switzerland, Czech Republic, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe (including a major office in Switzerland), Japan and Australia.

      Domestic and international sales of our products by business segment are as follows:

	Years Ended September 30,

	2003	2002	2001

	(in thousands)
Professional Dental:
Domestic	$182,093	$171,328	$165,439
International	125,515	108,195	95,525

Total Professional Dental Sales	$307,608	$279,523	$260,964

Orthodontics:
Domestic	$117,425	$96,699	$102,940
International	101,358	80,444	75,643

Total Orthodontics Sales	$218,783	$177,143	$178,583

Total Net Sales	$526,391	$456,666	$439,547

      Our international businesses is subject to the risk of fluctuations in the exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 2003, 2002 and 2001, our net sales outside the United States accounted for approximately 43%, 41%, and 39%, respectively, of consolidated net sales. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations “International Operations” and Item 7A — Quantitative and Qualitative Disclosures About Market Risk for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

      We have included other financial information about our business segments and foreign operations in Note 19 to our consolidated financial statements in Item 8 of this Annual Report.

Competition

      We compete against numerous other companies in our business segments, some of which have substantially greater financial and other resources than us. We believe the breadth of our product lines and the strength of our long established brands provide us with a competitive advantage. Our widely recognized Kerr and Ormco brand names have been used for more than 100 years and 40 years, respectively. We believe these strong brands, our leading market positions and our programs to educate dental practitioners about techniques and products provide us with an excellent platform to pursue our growth initiatives. There can be no assurance, however, that we will maintain our competitive advantages or that we will not encounter increased competition in the future.

      Our principal competitors in the Professional Dental business segment are Dentsply International Inc., 3M ESPE, and Ivoclar Vivadent Group. In the Orthodontics business segment, we compete with more than 25 companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include 3M Unitek (a subsidiary of 3M Corporation), GAC International (a subsidiary of Dentsply) and American Orthodontics.

Research and Development

      We have a number of research and development programs in our business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $10.2 million, $10.4 million and $9.0 million on research and development in 2003, 2002 and 2001, respectively.

      Our research and development expenditures by business segment are as follows:

	Years Ended September 30,

	2003	2002	2001

	(in thousands)
Professional Dental	$5,837	$5,827	$4,649
Orthodontics	4,381	4,572	4,328

Total	$10,218	$10,399	$8,977

      Our business segments devote resources to the development and introduction of new products. These efforts are critical to meeting the needs of today’s dentists, endodontists and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which we possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. The sales from recently introduced products, such as the LEDemetron 1 curing light, the OptiDisc polishing disc, CaviWipes disinfecting towelettes, and Toothprints dental ID for children, have contributed to Kerr’s total net sales. In the Orthodontics segment, Ormco’s sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through programs such as its Insider program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products, which have contributed significantly to its sales. Examples of those products include the DamonTM 2 brand self-ligating bracket, the Synthesis brand straight wire appliance, the Titanium Orthos® brand orthodontic bracket, and in the endodontic area, K-3 NiTi rotary files and Elements equipment series.

Employees

      Our companies employed approximately 4,200 people at September 30, 2003. In the United States, the Professional Dental segment’s 163 hourly employees at the Romulus, Michigan facility are members of the United Auto Workers Union. Our current labor contracts continue through January 31, 2005. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees’ council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. We have had no work stoppages related to national contracts. We believe our relations with employees are generally good.

Patents, Trademarks and Licenses

      Our subsidiaries’ products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the Kerr®, Hawe®, HerculiteTM, Prodigy®, Tytin®, Demetron®, Ormco®, Straight-Wire®, inspire!®, AOA®, DamonTM, Diamond®, Metrex® and MetricideTM trademarks, each of which we believe to have widespread name brand recognition in their respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents to apply patented processes to their operations or to sell patented products. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

Regulation

Medical Devices

      Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Our medical devices distributed in the European countries are CE marked per the European Medical Device Directives, 93/42/EEC. Products that are CE marked may move freely in the fifteen European Union States and the three European Economic Area States. Our worldwide facilities that are engaged in the manufacturing of Class IIa and Class IIb medical devices as defined by the European Medical Device Directives are ISO 13485 certified. Additionally, our medical devices distributed in Canada are licensed according to the Canadian Medical Device Regulations. Each facility manufacturing or distributing Class II and Class III medical devices holds a Certificate of Registration for a Quality Management System as defined in the Canadian Medical Devices Regulations. Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA and our ISO Notified Bodies regularly inspect our registered and/or certified facilities.

      The FDA classifies medical devices into Class I, II, or III. Pursuant to section 510(k) of the FDCA, the manufacturer or initial distributor of a Class I or II device that is initially introduced commercially on or after May 28, 1976 must notify the FDA of its intent to commercially introduce the device through the submission of a premarket notification (a “510(k)”). Before commercial distribution can begin, the FDA must review the 510(k) and clear the device for commercial distribution. The FDA normally has 90 days to review the 510(k) and grant or deny clearance to market on the basis that it is or is not substantially equivalent to a device marketed before May 28, 1976. Alternatively, the FDA may postpone a final decision and require the submission of additional information, which may include clinical data. If additional information is required, review and clearance of a 510(k) may be significantly delayed. In order to clear a Class I or II device for marketing, the FDA must determine, from the information contained in the 510(k) and any additional information that is submitted, that the device is substantially equivalent to one or more Class I or II devices that are legally marketed in the United States. Certain Class I devices are exempt from the 510(k) premarket notification requirement and manufacturers of such products may proceed to market without any submission to the FDA. If a device is not considered “substantially equivalent,” it is regulated as a Class III medical device. In general, a Class III medical device must be expressly approved by the FDA for commercial distribution pursuant to the submission of a premarket approval application (“PMA”). A PMA must contain, among other information, substantial information about the manufacture of the device and data from adequate and well-controlled clinical trials that demonstrate that the device is both safe and effective. The PMA approval process is substantially more complex and lengthy than the 510(k) premarket notification process.

      A medical device, whether exempt from premarket notification, cleared for marketing under the 510(k) pathway, or cleared pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements, including, but not limited to, product labeling requirements and limitations, including those related to promotion and marketing efforts, current good manufacturing practices and quality system requirements, record keeping, and medical device (adverse event) reporting.

      All of our dental and orthodontic treatment products and high level disinfectants and sterilants, sold in the United States, are regulated as Class I or Class II medical devices by the FDA. In Canada, our high level disinfectants and sterilants, hard surface disinfectants and topical anti microbial infection prevention products, are regulated as drug products and are required to hold a Drug Identification Number (DIN) prior to sale. Our manufacturing facilities for these products are required to comply with the Good Manufacturing Practices for drug products as defined in Part C of the Canadian Food and Drug Regulations.

      Dental mercury is currently regulated by the FDA as a Class I device (not exempt from the 510(k) premarket notification requirement), and amalgam alloy is regulated as a Class II device. On February 20, 2002, the FDA published for comment a guidance in which it proposes to regulate encapsulated mercury and amalgam alloy, like those sold by Kerr, as a single Class II device. It also proposed the reclassification of dental mercury as a Class II device, so as to conform to the Class II designation for amalgam alloy and to the proposed Class II designation for encapsulated mercury and amalgam alloy. As Class II devices, encapsulated mercury and amalgam alloy will be subject to special controls. The special controls may include, among other things, recommendations and guidance for the form and content of product labeling. The guidance document contains proposed recommendations regarding the handling and storage of encapsulated mercury and amalgam alloy, as well as warnings to be added to the labeling.

      All dental amalgam filling materials, including Kerr’s dental amalgam products, contain mercury. The use of mercury in various products, including dental amalgams, is being examined by various groups and U.S. and foreign governmental agencies as a part of an effort to reduce the amount of mercury to which individuals are exposed and that is discharged into the environment. We are aware of at least one foreign government agency that, as a result of a study it conducted, has proposed a plan that would discontinue the use of amalgams once a suitable alternative is found.

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

      In the United States, the FDA’s Dental Devices Panel, the National Institute of Health and the United States Public Health Service have indicated that the use of amalgams does not cause verifiable adverse effects in patients who have amalgam fillings. All of these agencies have recommended further research on the subject and, in large part because of their initiatives, research with respect to potential health effects of dental amalgams is ongoing at various places around the world.

Over-the-Counter Drug Products

      Certain of our products, namely our topical antimicrobial infection prevention products, are subject to regulation by the FDA as over-the-counter drug products. In order to market a product as an over-the-counter drug, we are required to comply with current Good Manufacturing Practice regulations for drug products, which includes certain requirements relating to testing and labeling of these products. Each new product is listed with the FDA; however, there is no requirement for premarket submissions or approvals as long as the product is recognized as safe and effective by the FDA.

Federal Insecticide, Fungicide and Rodenticide Act

      Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency (“EPA”) under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and by various state environmental agencies under the laws of those states. Under FIFRA, no one may sell, distribute or use a pesticide unless it is registered with the EPA. Registration includes approval by the EPA of the product’s label, including the claims and instructions for use. The producer of a pesticide must provide data from tests performed according to EPA guidelines. These tests are designed to determine whether a pesticide has the potential to cause adverse effects on humans, wildlife, plants and possible ground or surface water contamination. Testing must also be submitted to support the claims on the product labeling. Separate registrations must be obtained from the EPA and each state in which the product is sold. Registrations must be renewed annually. The regulations also require producers to report adverse events associated with their products to the EPA. Failure to pay registration fees or provide necessary testing data, or evidence that the product is the cause of an adverse effect on humans or the environment, could result in fines and/or the cancellation of a FIFRA registration.

Environmental, Health and Safety Matters

      Our operations entail a number of environmentally sensitive production processes. Compliance with environmental laws and regulations, along with regulations relating to workplace safety, is a significant factor in our businesses. Our domestic facilities are subject to federal, state and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and waste water discharge, and our foreign facilities are subject to their respective local laws and regulations regarding the environment. Our operations are also subject to regulation relating to workplace safety, both in the United States and abroad. Violations of any of these laws and regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability. Similarly, third party lawsuits relating to environmental and workplace safety issues could result in substantial liability.

Raw Materials

      We purchase a wide range of raw materials and supplies from a number of suppliers and do not rely on sole sources to any material extent. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

Reliance on Key Distributors

      A substantial portion of our sales is made through major independent distributors. While one distributor, Henry Schein, Inc., accounted for more than 10% of our sales in 2003, we believe that the loss of either one of our top two distributors, the only distributors who account for more than 5% of our consolidated net sales and who sell primarily into the dental segment, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

Transactions and Agreements Between Apogent and SDS

      In order to effect the spin-off, Apogent and SDS entered into a number of interrelated agreements. Certain of these agreements define the ongoing relationship between the parties after the spin-off and are briefly described below. Because these agreements were negotiated while we were a wholly owned subsidiary of Apogent, they are not the result of negotiations between independent parties. In the future, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be determined through arm’s-length negotiations.

Assignment and Assumption Agreement

      Pursuant to the General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, in general, we and our U.S. subsidiaries indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations within those business segments. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent’s laboratory business, including discontinued operations within those business segments, and other items not transferred to us. In circumstances in which any liability of Apogent and SDS is joint, the parties will share responsibility for such liability on a mutually agreed basis consistent with the allocation of the business segments.

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

Available Information

      Our Internet address is www.sybrondental.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Forward-Looking Statements

      All statements other than statements of historical facts included in this Annual Report, including without limitation, statements in Item 1 — Business, Item 3 — Legal Proceedings and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, and other statements located elsewhere in this Annual Report, in each case regarding the prospects of our industry and our prospects, plans, financial position, and business strategy, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “objective,” “outlook,” “could,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or our financial condition; or

•	state other forward-looking information.

      We believe it is important to communicate expectations to our investors. However, forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, those listed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations “Cautionary Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. Those statements, such as the one made in the immediately preceding section, “Business Strategy” regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements.

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

Owned or
Location of Facility	Building Space and Primary Use	Leased

Headquarters
Orange, California	118,000 sq. ft./headquarters, manufacturing and warehouse	leased

Professional Dental
Romulus, Michigan	220,000 sq. ft./manufacturing	leased
Bioggio, Switzerland	85,000 sq. ft./manufacturing	owned
Romulus, Michigan	85,000 sq. ft./manufacturing	leased
Morrisburg, Ontario	60,000 sq. ft./manufacturing	owned
Scafati, Italy	58,000 sq. ft./manufacturing	owned
Lakeville, Minnesota	38,000 sq. ft./assembly	owned
Morrisburg, Ontario	30,000 sq. ft./manufacturing	leased
Danbury, Connecticut	30,000 sq. ft./manufacturing	leased
Jicin, Czech Republic	92,000 sq. ft./manufacturing	owned

Orthodontics
Glendora, California	111,000 sq. ft./manufacturing	leased
Mexicali, Mexico	57,000 sq. ft./manufacturing	leased
San Dimas, California	39,000 sq. ft./distribution	leased
Uman, Yucatan, Mexico	35,000 sq. ft./manufacturing	owned
Tijuana, Mexico	32,000 sq. ft./manufacturing	owned
Uman, Yucatan, Mexico	30,000 sq. ft./manufacturing	leased
Sturtevant, Wisconsin	21,000 sq. ft./manufacturing	leased

      We consider our plants and equipment to be well maintained and suitable for their purposes. We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities. We anticipate consolidating four of our Eastern European facilities into one site in fiscal 2004. In the event that we determine a need to expand our facilities, we expect to fund such expansions through internally generated funds or borrowings under our credit facility, which is described in Note 7 to our consolidated financial statements in Item 8 of this Annual Report. All of our owned domestic properties are encumbered under our credit facility. Our facility in Bioggio, Switzerland is encumbered by a mortgage given to the former shareholder of Hawe Neos as security for certain indemnification obligations we gave to the former shareholder of Hawe Neos.

ITEM 3.     Legal Proceedings

      We or our subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of our respective operations, including products liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We or our subsidiaries are vigorously defending lawsuits and other claims against us. Pursuant to the agreements described above between Apogent and us relating to the spin-off, we will indemnify Apogent and its subsidiaries against costs and liabilities associated with past or future operations of the dental business, and Apogent will indemnify us and our subsidiaries against costs and liabilities associated with past or future operations of the laboratory business. See Note 18 to our consolidated financial statements in Item 8 of this Annual Report and Item 1 — Business “Transactions and Agreements Between Apogent and SDS.” We believe that any liabilities which might be reasonably expected to result from any of our or our subsidiaries’ pending cases and claims would not have a material adverse effect on our results of operations or financial condition, even if we are unable to recover amounts that we expect to recover with respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Set forth below are the names, ages, positions and experience of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Positions and Experience

Floyd W. Pickrell, Jr.	58	President and Chief Executive Officer of Sybron Dental Specialties, Inc. since August 1993; served as Chairman of the Board of our subsidiary Kerr Corporation from August 1993 to December 2000, and Chairman of the Board of our subsidiary Ormco from February 1993 to December 2000; served as President of Kerr from August 1993 until November 1998; joined Ormco in 1978 and served as Ormco’s President from March 1983 until November 1998; previously served as Ormco’s Vice President of Marketing and as its National Sales Manager.
Daniel E. Even	51	President of Ormco since April 1998; Executive Vice President and General Manager of Ormco from 1993 until November 1998; Director of Allesee Orthodontic Appliances since July 1994; joined Ormco in 1979 and held various management positions at Ormco including Vice President of Marketing and Research & Development.
Steven J. Semmelmayer	46	President of Kerr Corporation since November 1998; Executive Vice President and General Manager of Kerr from 1993 until November 1998 and Director and Chief Executive Officer of Pinnacle Products since October 1998; joined Ormco in 1979 and held various management positions with Ormco including National Sales Director prior to being transferred to Kerr.
Stephen J. Tomassi	51	Vice President-General Counsel and Secretary of Sybron Dental Specialties, Inc. since October 2000; joined Apogent in 1988 as Corporate Counsel, becoming Assistant General Counsel in June 1992, and continued to serve in that role until the spin-off; previously in private practice from 1984 to 1988 with the law firm of Halling & Cayo.
John A. Trapani	58	Vice President of Human Resources of Sybron Dental Specialties, Inc. since October 2000; joined Ormco in October 1983 as Vice President of Human Resources; served, at various times, as Vice President of Human Resources for Kerr and Ormco; previously served as Manager of Employee Relations and Manager of Administration for Rockwell International B-1 Division; and Manager of Disney University and Manager of Employment for Walt Disney Productions Studios and WED Enterprises.

Name	Age	Positions and Experience

Gregory D. Waller	54	Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc. since August 1993; formerly the Vice President and Treasurer of Kerr, Ormco and Metrex; joined Ormco in December 1980 as Vice President and Controller; served as Vice President of Kerr European Operations from July 1989 to August 1993.
Frances B. L. Zee	53	Vice President of Regulatory Affairs and Quality Assurance of Sybron Dental Specialties, Inc. since October 2000; served, at various times, as Vice President of Regulatory Affairs and Quality Assurance of Kerr and Ormco; joined Ormco in May 1983 as Manager of Quality Assurance and later became Director of Regulatory Affairs and Quality Assurance.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “SYD.” The following table sets fourth the range of high and low sales prices per share of common stock as reported by the NYSE for each quarter of the two most recent fiscal years.

	High	Low

	(in dollars)
Fiscal year 2003
First Quarter	$15.70	$11.41
Second Quarter	18.06	14.50
Third Quarter	24.00	16.90
Fourth Quarter	26.40	22.76
Fiscal year 2002
First Quarter	$21.80	$18.00
Second Quarter	22.39	18.00
Third Quarter	22.60	17.69
Fourth Quarter	18.50	12.30

      Since our inception, we have not paid any dividends on our Common Stock and have no current intention to pay cash dividends on our Common Stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources,” and Note 7 to our consolidated financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

      As of December 4, 2003, there were 634 record holders of our common stock (excluding participants in securities position listings).

ITEM 6.	Selected Financial Data

      The following table sets forth our selected consolidated financial information for each of the five years in the period ended September 30, 2003. This selected financial information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

	Year Ended September 30,

	2003	2002	2001(a)	2000(a)	1999(a)

	(in thousands, except for per share data)
Statement of Income Data:
Net sales	$526,391	$456,666	$439,547	$423,140	$392,249
Apogent charges(b)	—	—	730	2,979	4,228
Net income(c)	57,452	31,599	37,631	42,056	46,754
Basic earnings per share(d)	$1.51	$0.83	$1.05	$1.20	$1.33
Diluted earnings per share(d)	$1.46	$0.81	$1.01	$—	$—
Balance Sheet Data (at end of period):
Advances and loans to Apogent	$—	$—	$—	$77,762	$56,777
Total assets	611,659	561,457	525,327	532,934	500,044
Long-term borrowings, excluding current portion	274,008	337,644	321,536	298,482	283,477
Stockholders’ equity(e)	207,985	131,143	93,526	148,368	150,534

(a)	Prior to our December 11, 2000 spin-off from Sybron International Corporation, which is now known as Apogent Technologies Inc., we were a wholly-owned subsidiary of Sybron International. Our results of operations prior to that time may not be indicative of the results we would have experienced had we been a stand alone company.

(b)	Represents an allocation of Apogent’s corporate office, general and administrative expenses.

(c)	On October 1, 2002, we adopted the provisions of the Statement of Accounting Financial Standards No. 142, and accordingly, discontinued amortizing goodwill and certain other intangible assets in fiscal 2003. Our fiscal 2003 results also include a $0.5 million (after tax) gain on the sale of our San Diego facility and a $0.9 million one-time benefit of a tax settlement in Canada. Includes refinancing expenses of approximately $13.0 million ($7.9 million after tax) associated with the refinancing of our credit facility and restructuring charges of approximately $3.7 million ($2.4 million after tax) in 2002 for the consolidation of our Professional Dental segment’s European operations into our Bioggio, Switzerland facility; a $2.4 million ($1.5 million after tax) restructuring charge related to the closing of Ormco’s San Diego, California facility in fiscal 2001; a restructuring charge of $9.3 million ($5.8 million after tax) in 2000 for the closing of Metrex’s Parker, Colorado facility, and the restructuring of Ormco’s operation in San Diego and Amersfort, as well as inventory and related charges for product exits in 2000 in all three of our then existing business segments; and a charge of $1.4 million ($0.9 million after tax) in 1999 for merger, transaction and integration expenses associated with the mergers with Pinnacle Products of Wisconsin, Inc. and LRS Acquisition Corp.

(d)	Earnings per share data for the years ended September 30, 1999 and 2000 was computed using 35,108,649 shares, the number of shares we had outstanding on December 11, 2000, the date of our spin-off, as the outstanding average number of shares for each year. Diluted earnings per share for the years ended September 30, 1999 and 2000 have been omitted, as no Sybron Dental Specialties, Inc. stock options existed prior to the date of the spin-off, making any calculation of diluted earnings per share for the years ended September 30, 1999 and 2000 meaningless.

(e)	The reduction in stockholders’ equity as of September 30, 2001 primarily reflects the payment of $67.9 million in cash dividends to Apogent as a result of the spin-off, and the settlement of all intercompany loans and advances with Apogent by way of a non-cash dividend of approximately $78.2 million as a result of the spin-off, partially offset by the net proceeds from the June 8, 2001 underwritten stock offering of approximately $50.0 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      On October 1, 2002, we consolidated our Infection Prevention business segment into our Professional Dental business segment to reduce costs and coordinate marketing efforts for our infection prevention products thereby reducing the number of our business segments from three to two. Our two business segments are named Professional Dental and Orthodontics. In addition to re-aligning our business segments, at the commencement of the 2003 fiscal year we transferred the net sales of our stainless steel endodontic product line from the Professional Dental segment to the Orthodontics segment. While the costs for the sales and marketing of those products were handled during fiscal year 2002 by the Orthodontics segment, the net sales were reported in our Professional Dental business segment. As a result of this transfer, the operating results of the Professional Dental segment for fiscal year 2003 reflects the decrease of the sales of the endodontic product line from the prior year fiscal period, while the operating results of the Orthodontic segment reflects the increase in net sales in fiscal year 2003 from the prior year fiscal period. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2003, there was no impact on our reported consolidated results of operations for the fiscal year.

      All financial information presented in this annual report combines the historical information of the Infection Prevention and Professional Dental business segments into the Professional Dental reporting segment. We did not adjust the prior period information reported for our Professional Dental and Orthodontics segments to reflect the transfer of the endodontic product line.

      The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

Results of Operations

Overview

      Net sales in 2003 and 2002 increased by 15.3% and 3.9%, respectively, from the corresponding prior year period. Included in the 15.3% increase in net sales for the year ended September 30, 2003 is internal growth of 8.4%, a favorable foreign currency translation of 4.7%, with the remaining sales increase predominately attributed to acquisitions. Included in the 3.9% net sales increase for the year ended September 30, 2002 was a 5.2% increase related to acquisitions, and a 0.1% increase due to favorable foreign currency fluctuations. The increase was partially offset by a negative 1.4% internal growth in fiscal 2002.

      Our domestic sales for the fiscal year ended September 30, 2003 were $299.5 million, representing an increase of $31.5 million or 11.8% over the comparable prior year period. International sales increased by $38.2 million, or 20.3%, to $226.9 million for the year ended September 30, 2003 compared to the same period in the prior year. Foreign currency fluctuations in the year ended September 30, 2003 represented $21.5 million of the increase in international sales over the comparable prior year period.

      We believe that our increase in revenue is a result, in part, of the changes we made throughout our organization in the second half of fiscal 2002, the introduction of our new LED curing light, the increase in our endodontic sales force and the increased average tenure of the sales force in the United States of our Orthodontics segment. We expect to see continued revenue growth in fiscal 2004; although we anticipate the revenue related to sales of our new LED curing light will decrease and we anticipate the weakening economy in Latin America and Asia, as well as reductions to regulatory health reimbursement programs in Germany, to have a somewhat negative impact on the Orthodontic segment sales for fiscal 2004. Additionally, we expect to see continued pricing pressures in a competitive environment. Lastly, we are continuing to incur expenses in association with Sarbanes-Oxley compliance efforts, both in terms of one-time costs as well as ongoing expenses.

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

Net Sales

Net Sales	2003	2002

	(in thousands)
Professional Dental	$307,608	$279,523
Orthodontics	218,783	177,143

Total Net Sales	$526,391	$456,666

      Overall Company. Net sales for the twelve months ended September 30, 2003 increased by $69.7 million, or 15.3%, from the corresponding 2002 fiscal year.

      Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $16.2 million), (b) favorable foreign currency fluctuations (approximately $12.6 million), (c) the net sales of products from acquired companies (approximately $6.9 million), (d) increased net sales of existing products (approximately $4.2 million) and (e) reduced rebate expense (approximately $0.7 million). The increase in net sales was offset by a decrease in net sales due to the transfer of the endodontic product sales to the Orthodontics segment, which contributed approximately $12.5 million in net sales to the Professional Dental segment in the comparable prior year period.

      Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $22.6 million), (b) an increase in net sales due to the transfer of the endodontic product sales from the Professional Dental segment, which contributed approximately $11.1 million in net sales to the Orthodontics segment in fiscal 2003, (c) favorable foreign currency fluctuations (approximately $8.9 million) and (d) net sales of new products (approximately $4.6 million). The increase in net sales was offset by increased rebate expense (approximately $5.6 million).

Gross Profit

		Percent of		Percent of
Gross Profit	2003	Net Sales	2002	Net Sales

	(in thousands, except percentages)
Professional Dental	$168,705	54.8%	$157,932	56.5%
Orthodontics	122,084	55.8	97,891	55.3

Total Gross Profit	$290,789	55.2%	$255,823	56.0%

      Overall Company. Gross profit for the twelve months ended September 30, 2003 increased by $35.0 million or 13.7% from the corresponding fiscal 2002 period.

      Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) unit volume relating to new products (approximately $9.0 million), (b) favorable foreign currency fluctuations (approximately $6.3 million), (c) margins relating to the net sales of products from acquired companies (approximately $4.2 million), (d) increased net sales of existing products (approximately $2.7 million) and (e) decreased rebate expense (approximately $0.7 million). The increase in gross profit was partially offset by: (a) decreased gross profit due to the transfer of the endodontic product line to the Orthodontics segment, which contributed approximately $7.8 million in gross profit to the Professional Dental segment in the comparable prior year period, (b) unfavorable manufacturing variances (approximately $2.2 million), (c) a change in product mix (approximately $1.2 million), (d) increased royalty expense

(approximately $0.8 million) and (e) inventory adjustments (approximately $0.1 million, of which approximately $0.2 million is due to standard cost revisions, an increase in obsolescence of approximately $0.1 million, partially offset by physical inventory adjustments of approximately $0.2 million). The decrease in gross margin percent is attributable to the transfer of the endodontic product sales to the Orthodontics segment, product mix and unfavorable manufacturing variances from decreased manufacturing volumes in certain facilities due to our increased focus on inventory management.

      Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $12.0 million), (b) favorable foreign currency fluctuations (approximately $8.8 million), (c) increased gross profit due to the transfer of the endodontic product line from the Professional Dental segment, which contributed approximately $6.5 million in gross profit to the Orthodontics segment in fiscal 2003, (d) favorable manufacturing variances (approximately $2.8 million) and (e) unit volume relating to new products (approximately $2.8 million). The increase in gross profit was partially offset by: (a) increased rebate expense (approximately $5.6 million), (b) increased royalty expense (approximately $1.6 million), (c) inventory adjustments (approximately $1.1 million, of which approximately $0.5 million is due to physical inventory adjustments, an increase in obsolescence of approximately $0.4 million and standard cost revisions of approximately $0.2 million) and (d) a change in product mix (approximately $0.4 million).

Selling, General and Administrative Expenses

		Percent of		Percent of
Selling, General and Administrative Expenses	2003	Net Sales	2002	Net Sales

	(in thousands, except percentages)
Professional Dental	$100,497	32.7%	$96,736	34.6%
Orthodontics	78,322	35.8	66,881	37.8

Total Selling, General and Administrative Expenses	$178,819	34.0%	$163,617	35.8%

      Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2003 increased by $15.2 million or 9.3% from the corresponding fiscal 2002 period.

      Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses of approximately $6.9 million primarily attributable to higher incentive compensation related to the improved performance in fiscal 2003 over fiscal 2002, (b) an increase in expenses relating to foreign currency fluctuations (approximately $3.9 million) and (c) expenses of acquired companies (approximately $3.0 million). The increase in selling, general and administrative expenses was partially offset by: (a)  decreased amortization expense of goodwill and other intangible assets (approximately $6.3 million), (b) the absence of restructuring charges in fiscal 2003 (approximately $3.3 million), (c) decreased research and development expenses (approximately $0.3 million) and (d) decreased selling and marketing expenses (approximately $0.1 million).

      Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $6.2 million), consistent with the increase in sales, (b) increased general and administrative expenses of approximately $6.0 million primarily attributable to higher incentive compensation related to the improved performance in fiscal 2003 over fiscal 2002 and (c) increased expenses related to foreign currency fluctuations (approximately $2.0 million). The increase in selling, general and administrative expenses was partially offset by: (a) a decrease in amortization expense of goodwill and other intangible assets (approximately $2.6 million) and (b) decreased research and development expenses (approximately $0.2 million).

Other, Net

      Included in other, net for the fiscal year ended September 30, 2003 is a gain from the sale of our San Diego facility for approximately $0.8 million.

Depreciation and Amortization

      Depreciation and amortization of goodwill (prior to October 1, 2002) and other intangible assets is allocated among the cost of sales, selling, general and administrative expenses and other expense. Amortization of goodwill and certain other intangible assets decreased $8.9 million in fiscal 2003 compared to the same period in the prior year primarily due to our discontinuing the amortization of goodwill and certain other intangible assets in accordance with SFAS No. 142. Depreciation increased by $0.6 million compared to the same period in the prior year.

Operating Income

		Percent of		Percent of
Operating Income	2003	Net Sales	2002	Net Sales

	(in thousands, except percentages)
Professional Dental	$68,208	22.2%	$61,196	21.9%
Orthodontics	43,762	20.0	31,010	17.5

Total Operating Income	$111,970	21.3%	$92,206	20.2%

      As a result of the foregoing, operating income for the fiscal year ended September 30, 2003 increased by 21.4% or $19.8 million from operating income for the corresponding 2002 period.

Interest Expense

      Interest expense was $21.6 million in 2003, a decrease of $4.3 million from the corresponding 2002 period. The decrease resulted from reduced average debt balances from $334.8 million in fiscal 2002 to $300.9 million in fiscal 2003, and reduced average interest rates from 7.0% in fiscal 2002 to 6.4% in fiscal 2003 on our credit facility.

Income Taxes

      Taxes on income in 2003 were $32.1 million, or 35.9% of income before taxes, an increase of $11.4 million from the prior year taxes on income of $20.7 million, or 39.0% of income before taxes. Excluding a one-time benefit of a tax settlement in Canada of $0.9 million, the taxes on income were $33.0 million in 2003. The increase in taxes was primarily due to higher taxable earnings, partially offset by the decrease in our effective tax rate due to lower foreign tax rates. We expect our tax rate to decrease in fiscal year 2004, due to our European restructuring.

Net Income

      As a result of the foregoing, we had net income of $57.5 million in 2003, as compared to net income of $31.6 million in the corresponding 2002 period.

Earnings Per Share

      Basic earnings per share for 2003 were $1.51 per share, while diluted earnings per share were $1.46 per share. For 2002, basic earnings per share were $0.83, while diluted earnings per share were $0.81 per share.

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

Net Sales

Net Sales	2002	2001

	(in thousands)
Professional Dental	$279,523	$260,964
Orthodontics	177,143	178,583

Total Net Sales	$456,666	$439,547

      Overall Company. Net sales for the twelve months ended September 30, 2002 increased by $17.1 million or 3.9% from the corresponding 2001 fiscal year.

      Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $22.7 million), (b) net sales of new products (approximately $4.3 million), (c) favorable foreign currency fluctuations (approximately $1.7 million) and (d) reduced rebate expense (approximately $1.1 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $10.5 million) and (b) the loss of the net sales of the prior year’s exited product lines (approximately $0.8 million).

      Orthodontics. Decreased net sales in the Orthodontics segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.9 million), (b) the loss of the net sales of the prior year’s exited product lines (approximately $1.3 million) and (c) increased rebate expense (approximately $1.3 million). The decrease in net sales was partially offset by: (a) net sales of new products (approximately $3.1 million), (b) favorable foreign currency fluctuations (approximately $0.9 million) and (c) the net sales of products from an acquired company (approximately $0.1 million).

Gross Profit

		Percent of		Percent of
Gross Profit	2002	Net Sales	2001	Net Sales

	(in thousands, except percentages)
Professional Dental	$157,932	56.5%	$146,137	56.0%
Orthodontics	97,891	55.3	103,249	57.8

Total Gross Profit	$255,823	56.0%	$249,386	56.7%

      Overall Company. Gross profit for the twelve months ended September 30, 2002 increased by $6.4 million or 2.6% from the corresponding fiscal 2001 period.

      Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) margins relating to the net sales of products from acquired companies (approximately $11.5 million), (b) unit volume relating to new products (approximately $2.6 million), (c) favorable manufacturing variances (approximately $1.8 million), (d) favorable foreign currency fluctuations (approximately $1.6 million), (e) decreased rebate expense (approximately $1.1 million), (f) a favorable product mix (approximately $0.6 million) and (g) decreased royalty expense (approximately $0.2 million). The increase in gross profit was partially offset by: (a) a decrease in the net sales of existing products (approximately $6.0 million), (b) inventory adjustments (approximately $1.2 million, of which approximately $0.8 million due to physical inventory adjustments and approximately $0.4 million is related to standard cost revisions) and (c) margins lost from the prior year’s exited products lines (approximately $0.4 million).

      Orthodontics. Decreased gross profit in the Orthodontics segment resulted primarily from: (a) unfavorable manufacturing variances (approximately $4.4 million), (b) decreased net sales of existing products (approximately $1.8 million), (c) increased rebate expense (approximately $1.3 million), (d) margins lost from the prior year’s exited products (approximately $0.8 million) and (e) increased royalty expense (approximately $0.5 million). The decrease in gross profit margins were partially offset by: (a) unit volume relating to new products (approximately $1.9 million), (b) favorable foreign currency fluctuations (approximately $0.9 million), (c) a favorable product mix (approximately $0.4 million), (d) margins relating to net sales of products from an acquired company (approximately $0.1 million) and (e) inventory adjustments (approximately $0.1 million, of which approximately $0.7 million is related to physical inventory adjustments, partially offset by an decrease in obsolescence of approximately $0.7 million and approximately $0.1 million decrease in standard cost revisions).

Selling, General and Administrative Expenses

		Percent of		Percent of
Selling, General and Administrative Expenses	2002	Net Sales	2001	Net Sales

	(in thousands, except percentages)
Professional Dental	$96,736	34.6%	$82,610	31.7%
Orthodontics	66,881	37.8	67,225	37.6

Total Selling, General and Administrative Expenses	$163,617	35.8%	$149,835	34.1%

      Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2002 increased by $13.8 million or 9.2% from the corresponding fiscal 2001 period.

      Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses related to acquisitions (approximately $8.5 million), (b) increased restructuring charges (approximately $3.3 million), (c) increased selling and marketing expenses (approximately $1.9 million), (d) increased amortization expense of goodwill and other intangible assets (approximately $1.1 million) and (e) increased research and development expenses (approximately $0.4 million). The increase in selling, general and administrative expenses was partially offset by: (a) a decrease in general and administrative expenses (approximately $1.0 million) and favorable foreign currency fluctuations (approximately $0.1 million).

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

Operating Income

		Percent of		Percent of
Operating Income	2002	Net Sales	2001	Net Sales

	(in thousands, except percentages)
Professional Dental	$61,196	21.9%	$63,527	24.3%
Orthodontics	31,010	17.5	36,024	20.2

Total Operating Income	$92,206	20.2%	$99,551	22.6%

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

Refinancing Expense

      In the third quarter of 2002, we terminated our prior credit agreement and entered into a new syndicated credit facility. As a result of the refinancing activity, we recorded the following refinancing expenses; (a) an expense of approximately $4.5 million related to the write-off of the deferred financing fees related to our prior credit agreement, (b) a loss on the terminated interest rate swaps that could not be re-assigned to our new credit facility of approximately $3.8 million (representing the fair value of the swaps at the termination date), (c) a non-cash loss on the remaining interest rate swaps that were re-assigned to the new credit facility of approximately $3.2 million (representing the fair value of the remaining swaps at the date of the refinancing that were reclassified from accumulated other comprehensive income (loss), and (d) a prepayment penalty primarily due to a penalty related to our terminated tranche B term loan of approximately $1.5 million. The refinancing expense of approximately $0.8 million in fiscal year 2001 represents the write-off of the associated deferred financing fees as a result of the termination of Apogent’s credit agreement due to the spin-off of SDS.

Income Taxes

      Taxes on income in 2002 were $20.7 million, or 39.5% of income before taxes, a decrease of $4.5 million from the prior year taxes on income of $25.2 million, or 40.1% of income before taxes. Excluding a one-time $0.3 million tax charge related to the 2002 restructuring, the taxes on income were $20.4 million in 2002.

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

•	Inventories — Inventories are stated at the lower of cost or market using the first-in, first-out method. We estimate customer demand, prices for products and future inventory usage in evaluating the adequacy of inventory reserves. Increases in inventory reserves are charged to cost of goods sold.

•	Intangible and Long-Lived Assets — Our business acquisitions typically result in goodwill and other intangible assets. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

•	Pension and Other Postretirement Benefits — We have two non-contributory defined benefit pension plans that cover all regular United States based employees with more than five years of service. Our accumulated benefit obligation, the fair value of plan assets and the amount of annual pension cost are calculated based on a number of actuarial assumptions including an expected long-term return on plan assets, assumed rates of compensation increase and the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future. In developing these assumptions, we evaluate input from our actuaries as well as information available from the securities markets. The assumptions and factors used by us may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by us. The actuarial assumptions are evaluated annually as of the beginning of each fiscal year.

At October 1, 2003, the discount rate was 6.0%. To the extent the discount rate increases or decreases, the projected pension obligation is decreased or increased, accordingly. The estimated effect of a 0.25 percent decrease in the discount rate would increase the projected pension obligation by $2.5 million and increase annual pension expense by $0.4 million.

The expected long-term rate of return on the plan assets is the weighted average rate of the long-term investment return expected on those assets. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, the gain would reduce future pension expense over a period of approximately 12 to 18 years. As of October 1, 2003, we utilized 8.75% as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. At October 1, 2003, we utilized a rate of 4.0 percent. This rate is utilized principally in calculating the pension obligation and annual pension expense. The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the projected pension obligation by $0.4 million and increase annual pension expense by $0.1 million.

Based on market conditions, and based on information from our actuaries and investment advisors, we reduced, during the quarter ended June 30, 2003, our discount rate from 7.25% to 6.0% and the expected return on plan assets from 10.00% to 8.75%. We maintained our expected rate of compensation increase at 4.00%. To compensate for the lowered assumptions, we made a $10.3 million contribution to our pension fund during the quarter ended June 30, 2003. The change in assumptions will result in an increase in our pension expense in fiscal 2004.

Acquisitions

      As discussed in Item 1 — Business “Research and Development,” we have maintained an active program of development and introduction of new products. We believe that introducing new products is important to maintain our competitive position. We have also pursued numerous acquisition opportunities, completing 28 acquisitions between 1993 and 2003. Acquisitions completed since the beginning of fiscal 2002 are as follows:

Acquisition
Company	Date	Description

SpofaDental a.s	8/03	Manufacturer of consumable dental supplies
Surgical Acuity, Inc	2/02	Manufacturer of magnification lenses and fiber–optic lighting systems used for illumination during dental procedures

      These acquisitions included in our Professional Dental segment are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks or that expand our geographic reach. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

Restructuring Charges

      In September 2002, we recorded a restructuring charge of approximately $3.7 million ($2.4 million after tax). The charge was primarily composed of severance and termination costs associated with the 71 employees whose employment we have either terminated or plan to terminate as a result of the consolidation of several of our European facilities into our Hawe Neos facility in Switzerland. Of the $3.7 million in restructuring charges, approximately $3.1 million was a cash charge related to severance and contractual obligations, $0.3 million was a cash charge for tax liabilities included in income taxes payable and the balance of approximately $0.3 million related to non-cash charges. As of September 30, 2003, 61 of the 71 planned terminations have been completed. We expect to complete the balance of the 2002 restructuring plan by the end of fiscal 2004.

      The 2002 restructuring charge activity since September 2002 and its components are as follows (in thousands):

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$—	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	—	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	—	106	196	—	—	—	302

September 30, 2003 Balance	$516	$54	$—	$—	$—	$300	$—	$33	$903

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment we have either terminated or plan to terminate as a result of the 2002 European restructuring plan. As of September 30, 2003, the employment of 61 of those 71 employees has been terminated.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The 2002 charge represents $0.3 million for tax liabilities included in income taxes payable.

(e)	Amount represents certain terminated contractual obligations.

      In September 2001, we recorded a restructuring charge of approximately $2.4 million ($1.5 million after tax) consisting primarily of the severance and termination costs associated with the termination of the employment of 63 employees that were employed at Ormco’s San Diego, California manufacturing facility. Their employment was terminated as a result of the closing of the facility. We completed the closing of the facility as of June 30, 2002 and finalized all remaining costs. Work previously performed at the facility was absorbed into Ormco’s Glendora, California facility.

      The 2001 restructuring charge activity since September 30, 2001 and its components are as follows (in thousands):

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)		(d)
2001 Restructuring Charge	$1,050	$—	$—	$—	$250	$—	$775	$325	$2,400
Fiscal 2001 Non-Cash Charges	—	—	—	—	250	—	100	300	650

September 30, 2001 Balance	1,050	—	—	—	—	—	675	25	1,750
Fiscal 2002 Cash Payments	875	—	—	—	—	—	600	—	1,475
Fiscal 2002 Non-Cash Payments	—	—	—	—	50	—	75	25	150
Adjustments	175	—	—	—	(50)	—	—	—	125

September 30, 2002 and 2003 Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

(a)	The amount primarily represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated because of the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The net proceeds (approximately $5.3 million) from the sale of the Ormco San Diego facility on January 31, 2003 offset the costs of closing the facility

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents certain terminated contractual obligations.

     Our results for fiscal 2000 include charges of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million and $2.3 million in the Orthodontics and Professional Dental business segments, respectively) and severance and termination costs associated with the termination of the employment of 65 employees (56 located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/ Europe) as a result of the 2000 restructuring plan. Of the $9.3 million in restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million were cash related charges for severance and contractual obligations. We completed the 2000 restructuring plan in the first quarter of 2002 and paid the remainder of the cash charges.

      The 2000 restructuring charge activity since September 30, 2000 and its components are as follows (in thousands):

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)		(d)
2000 Restructuring Charge	$1,300	$—	$—	$7,600	$200	$—	$100	$100	$9,300
Fiscal 2000 Non-Cash Charges	—	—	—	7,600	200	—	—	—	7,800

September 30, 2000 Balance	1,300	—	—	—	—	—	100	100	1,500
Fiscal 2001 Cash Payments	1,175	—	—	—	—	—	75	100	1,350
September 30, 2001 Balance	125	—	—	—	—	—	25	—	150
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	—	—

September 30, 2002 and 2003 Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

(a)	The amount represents severance and termination costs for the 65 employees whose employment was terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2002, all employment terminations were completed under the 2000 restructuring plan.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents certain terminated contractual obligations.

      In June 1998, we recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

      The 1998 restructuring charge activity since June 30, 1998 and its components are as follows (in thousands):

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments (a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Payments	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Payments	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	$—	$—	$—	$—	$—	$700	$—	$183	$883

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The charge of $0.7 million represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)	Amount represents certain terminated contractual obligations.

International Operations

      A substantial portion of our sales, income and cash flows is derived internationally. The financial position and the results of operations from substantially all of our international operations, other than most U.S. export sales, are measured using the local currency of the countries in which such operations are conducted and are then translated into U.S. dollars. While the reported income of foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency, the effects of foreign currency fluctuations are mitigated by the fact that our subsidiaries’ operations are conducted in numerous foreign countries and, therefore, in numerous foreign currencies. In addition, our U.S. export sales may be impacted by foreign currency fluctuations relative to the value of the U.S. dollar, as foreign customers may adjust their level of purchases upward or downward according to the weakness or strength of their respective currencies versus the U.S. dollar.

      From time to time we employ currency hedges to mitigate the impact of foreign currency fluctuations. In January, March, April, and May 2003, we hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2004 by securing monthly zero cost collar contracts with a notional amount of approximately $49.0 million for the euro and a notional amount of approximately $6.5 million for the Japanese yen. No currency gain or loss on currency hedges was recognized in the consolidated statement of income for the year ended September 2003; however, a currency loss of $2.0 million (net of income tax), representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity (see Note 10 to the consolidated financial statements in Item 8 of this Annual Report). Additionally, in June 2002, we entered into cross currency debt swap transactions to hedge our net investment in Hawe Neos and Sybron Dental Specialties Japan. The agreements were contracts to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 67.5 million at the termination date of June 15, 2007 and a U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen principal amount of 486 million at the termination date of June 15, 2007. For fiscal year 2003, the fair value of the cross currency debt swap transaction loss (net of income tax) included in the cumulative translation adjustments was $4.2 million. For additional information regarding foreign currency risk management please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

      In June, July, and November 2002, we hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2003 by securing monthly zero cost collar contracts with a notional amount of approximately $40.5 million for the euro and a notional amount of approximately $5.9 million for the Japanese yen. No currency gain or loss was recognized in the consolidated statement of income for the year ended September 2002. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments beyond fiscal year 2004.

      The following table sets forth our domestic sales and sales outside the United States in 2003, 2002 and 2001. See also Note 19 to our consolidated financial statements contained in Item 8 of this Annual Report.

	Year Ended September 30,

	2003	2002	2001

	(in thousands)
Domestic net sales	$299,518	$268,027	$268,379
International net sales	226,873	188,639	171,168

Total net sales	$526,391	$456,666	$439,547

Inflation

      We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

General

      We intend to fund our working capital requirements (primarily related to inventory and accounts receivable), capital expenditure requirements (primarily related to the purchase of machinery & equipment), acquisitions, principal and interest payments on our Credit Facility (defined below), obligations under the Sale/ Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolver (defined below). While cash provided from operating activities may be impacted by a variety of factors, such as lower revenues, an increase in expenses, and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our Revolver (defined below) and access to capital markets will be sufficient to satisfy our working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case. To the extent that funds are not available from these sources, we would have to raise additional capital in another manner.

      It is currently our intent to reduce total debt and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, taking into account our level of debt and interest expense. If significant acquisition opportunities become available, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facility (defined below). In addition, certain acquisitions previously completed contain “earnout provisions” requiring further payments in the future if certain financial results are achieved by the acquired companies.

      The statements contained in the immediately preceding paragraph concerning our intent to continue to pursue our acquisition strategy are forward-looking statements. Our ability to continue our acquisition strategy is subject to a number of uncertainties, including, but not limited to, our ability to raise capital beyond the capacity of our Credit Facility and the availability of suitable acquisitions candidates at reasonable prices.

Year Ended September 30, 2003

      Working capital decreased from $135.2 million at September 30, 2002 to $132.7 at September 30, 2003. The current ratio decreased from 3.0 at September 30, 2002 to 2.4 at September 30, 2003. The current ratio decreased as a result of increases in accrued payroll as well as employee benefits and income taxes payable, both of which were the result of the improved performance in fiscal 2003 as compared to fiscal 2002. During the same period cash increased from $12.7 million to $22.9 million, primarily due to $87.2 million provided by operating activities and $12.2 million of other cash inflows, offset by $16.2 million of cash used for acquisitions, $9.2 million of capital expenditures, and $63.8 million of net debt reduction.

      Cash provided by operations was $87.2 million in fiscal 2003 and $54.7 million in fiscal 2002, an increase of $32.5 million. The primary causes of the increase in cash provided by operations were the increases in net income of $25.9 million ($9.0 million of which was the result of ceasing goodwill amortization), income taxes payable of $12.7 million and accrued payroll and employee benefits of $8.8 million, as well as a decrease in inventory of $7.7 million. These factors were partially offset by an increase in accounts receivable of $21.5 million. Accounts receivable increased by $21.5 million from September 30, 2002 to September 30, 2003, consistent with the increase in sales from the fourth fiscal quarter of 2002 to the fourth fiscal quarter of 2003. Days sales outstanding increased slightly, from 59.0 at September 30, 2002, to 60.1 at September 30, 2003. Inventory decreased $7.7 million from September 30, 2002 to September 30, 2003 as a result of our increased focus on supply chain and inventory management. Inventory turns increased to 2.8 at September 30, 2003 from 2.3 at September 30, 2002.

Credit Facilities and Senior Subordinated Notes

      On June 6, 2002, we terminated our then existing $450.0 million credit facility and entered into a $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The credit facility (the “Credit Facility”), provides for a five-year $120.0 million revolving credit facility (the “Revolver”), a seven-year $200.0 million term loan (the “Term Loan B”) and a five-year $30.0 million revolving credit facility (the “Euro Tranche”). Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the “Domestic Borrowers”) are joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos Holdings S.A. (“Hawe Neos”) is the borrower under the Euro Tranche. Sybron Dental Specialties became a borrower under the Revolver and Term Loan B as a result of the merger of Sybron Dental Management into Sybron Dental Specialties effective January 1, 2003. In addition to the Credit Facility, we also completed on June 6, 2002, the sale of $150.0 million of 8 1/8% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in a private offering. We used the proceeds of the Term Loan B, together with proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332.9 million of borrowings outstanding as of June 6, 2002 under our previous credit facility.

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

      The Term B Loan amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term B Loan bears interest, at our option, at either (a) the LIBOR rate, plus between 225 and 275 basis points, or (b) the Base rate, plus between 125 and 175 basis points, in each case as determined according to the rating of the Credit Facility by Standard and Poor’s and Moody’s. The per annum initial interest rate until the delivery of the Pricing Certificate for the Fiscal Quarter ending December 31, 2002 was LIBOR, plus 250 basis points. The per annum interest rate ending September 30, 2003 was LIBOR, plus 250 basis points. As of September 30, 2003, the amount outstanding on the Term B Loan was $113.2 million. The average interest rate at September 30, 2003 on the Term B Loan was 4.71% after giving effect to the interest rate swap agreements we had in effect as of that date.

      The Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) the Base rate, plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate until the delivery of the first Pricing Certificate for the Fiscal Quarter ending December 31, 2002 was LIBOR, plus 225 basis points. The per annum interest rate ending September 30, 2003 was LIBOR, plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2003, there was no outstanding balance on the Revolver and the amount available was $117.1 million. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2003, a total of $2.9 million in letters of credit was issued.

      The Euro Tranche bears interest, at our option, at Euro-LIBOR or at Base rate with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche varies between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2003, there was no outstanding balance under the Euro Tranche and the amount available was $30.0 million.

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

      Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at September 30, 2003.

      In connection with entering into our Credit Facility on June 6, 2002, we issued $150.0 million of Senior Subordinated Notes bearing interest at 8 1/8%, maturing on June 15, 2012. The Senior Subordinated Notes are our unsecured obligations, subordinated in right of payment to all our existing and future senior debt in accordance with the subordination provisions of the indenture.

      Prior to January 1, 2003, Sybron Dental Management, Inc. (“SDM”) was a guarantor subsidiary of Sybron Dental Specialties, Inc. (“SDS”) for our Senior Subordinated Notes. Effective January 1, 2003, SDM was merged into SDS.

      The Senior Subordinated Notes are generally not redeemable at our option before June 15, 2005. Some limited redemption is allowed if we receive cash from an equity offering. At any time, and from time to time on or after June 15, 2007, we may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing June 15;	Percentage

2007	104.063%
2008	102.708%
2009	101.354%
2010 and thereafter	100.000%

      As a result of the terms of our Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 2003, we had two interest rate swap agreements outstanding aggregating a notional amount of approximately $45.3 million. On February 11, 2003, we assigned an interest rate swap agreement with a notional amount of $10.0 million and incorporated the fair value to an existing amended interest rate swap agreement. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements, the rate resets on the quarterly anniversary of the swap agreement’s effective date until the agreement’s expiration date. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The rates and durations as of September 30, 2003 are as follows:

Expiration Date	Notional Amount	Swap Agreement Date	Swap Agreement Rate	Swap Effective Date

March 31, 2005	$19.9 million	January 2, 2001	5.65%	March 30, 2001
June 30, 2006	$25.4 million	January 2, 2001	5.58%	March 30, 2001

Sale/Leaseback

      In 1988, we completed the sale and leaseback (the “Sale/Leaseback”) of our then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was treated as a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

      The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999, the annual rent payments increased to $1.5 million. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/Leaseback was amended to extend the leases an additional 5 years, increase the basic rent by $0.15 million per year, and provides us the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009. We pay all costs of maintenance and repair, insurance, taxes and all other expenses associated with the properties.

      We have the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. We may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

Off-Balance Sheet Arrangements

      None.

Contractual Obligations

      The following table represents a list of our contractual obligations for the indicated periods (calculated as of September 30, 2003);

	Payment Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Long-term debt(a)	$127,768	$3,755	$3,612	$3,665	$116,736
Senior subordinated notes	150,000	—	—	—	150,000
Standby letters of credit	2,928	2,928	—	—	—
Operating leases	22,594	5,670	7,634	3,926	5,364

Total contractual obligations	$303,290	$12,353	$11,246	$7,591	$272,100

(a)	Includes capital lease obligations in total of approximately $0.1 million.

     For a more complete description of our Credit Facilities and our Senior Subordinated Notes, please see Note 7 to the consolidated financial statements in Item 8 of this Annual Report.

Cautionary Factors

      This report contains, and other disclosures that we make from time to time may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “objective,” “outlook,” “could,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations; contain projections of our future results of operations or our financial conditions; or state other forward-looking information.

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

      Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental business segment include Dentsply International Inc., 3M Corporation and its affiliate ESPE GmbH & Co., Ivoclar Vivadent Group, Johnson & Johnson, Steris Corporation, and Ecolab, Inc.; and in the Orthodontics business segment, our principal competitors include Unitek, a subsidiary of 3M Corporation, GAC Orthodontics, a subsidiary of Dentsply, and American Orthodontics. Some of the companies have a larger sales force and invest more heavily in research, product development and product marketing than we do. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, against these companies.

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

      We presently have, and will continue to have, a substantial amount of indebtedness which require significant interest payments. As of September 30, 2003, we had $277.7 million in total long-term borrowings (including current portion), and $208.0 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

      Our substantial level of indebtedness could have important consequences, which include the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to service on our Senior Subordinated Notes and other indebtedness, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we are exposed to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest, including through interest rate swap agreements;

•	we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to general economic downturns and adverse developments in our business.

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

      We may incur impairment charges on our intangible assets with indefinite lives that would reduce our earnings.

      On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of September 30, 2003, goodwill and other intangible assets with indefinite lives represented approximately 42% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

      Future exchange rate fluctuations or inflation may adversely affect our results of operations.

      We manufacture many of our products, including those in our Professional Dental business segment, in our facilities in Mexico, Canada, Switzerland, Czech Republic and Italy. These products are supported by our sales offices in Europe, Japan, Australia, Czech Republic, South America and Mexico. In fiscal 2003, our foreign facilities’ selling, general and administrative expenses represented approximately 31.7% of our consolidated selling, general and administrative expenses while our foreign sales represented approximately 43.1% of our total net sales.

      We measure our financial position and results of operations from substantially all of our international operations, other than most U.S. export sales, using local currency of the countries in which we conduct such operations and then translate them into U.S. dollars.

      The reported income of our foreign subsidiaries will be impacted by a weakening or strengthening of the U.S. dollar in relation to a particular local currency. Our U.S. export sales may also be affected by foreign currency fluctuations relative to the value of the U.S. dollar as foreign customers may adjust their level of purchases according to the weakness or strength of their respective currencies versus the U.S. dollar. In addition, any future increases in the inflation rate in any country where we have operations may negatively affect our results of operations. To the extent these local currencies depreciate against the U.S. dollar, our business, financial condition and results of operations could be adversely affected.

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

      Our ability to hire and retain competent employees is also subject to a number of risks, including unionization of our non-union employees and changes in relationships with our unionized employees. In particular, many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and the employees’ council. There is a risk of strikes or other labor disputes at our locations which are unionized or are subject to national contracts which could affect our operations.

      We rely heavily upon key distributors, and we could lose sales if any of them stop doing business with us.

      In fiscal 2003, approximately 25% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either one of our top two distributors, the only distributors who account for more than 5% of our consolidated net sales and who sell primarily into the dental segment, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

      We are subject to product liability litigation and related risks which could adversely affect our business.

      Because many of our products are designed for use in and around a patient’s mouth, and because many of these products contain chemicals, metals, and other materials, we are subject to claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products. We may need to devote substantial amounts of time and attention to defending ourselves and may also be required to pay large amounts in settlement or upon judgment. We may also be required to or may voluntarily recall products, which would require substantial effort and cost. Litigation or a product recall could divert significant amounts of our management’s time from other important matters. Our business could also be adversely affected by public perceptions about the safety of our products, whether or not any such concerns are justified.

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

      Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

•	changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada;

•	changes in local labor laws and regulations affecting our ability to hire and retain local employees;

•	currency exchange restrictions and fluctuations in the value of foreign currency;

•	potentially adverse tax consequences;

•	longer payment cycles;

•	greater difficulties in collecting accounts receivable;

•	political conditions in countries where we have operations;

•	unexpected changes in the regulatory environment; and

•	changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States.

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

      Pursuant to the terms of the agreements executed in connection with our spin-off from Apogent, we and our U.S. subsidiaries, in general, indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations relating to our business. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent’s business, including discontinued operations related to the laboratory business, and other operations and assets not transferred to us. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether we will have substantial indemnification obligations to Apogent and its affiliates in the future. We also cannot assure you that, if Apogent has substantial indemnification obligations to us and our affiliates, Apogent will have the ability to satisfy those obligations.

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

      Although we have a U.S. dollar functional currency, a substantial portion of our sales, income, and cash flow is derived from foreign currencies. Our foreign currency exposure exists primarily in the euro, Japanese yen, Canadian dollar, Swiss franc, Mexican peso and Australian dollar versus the U.S. dollar. With the acquisition of SpofaDental a.s. on August 4, 2003, we now consider the Czech koruna a currency exposure.

      For fiscal year 2004, our projected total foreign currency exposure is estimated to be approximately 88.3 million euros, 938.0 million Japanese yen, 11.5 million Canadian dollars, 17.8 million Australian dollars and 29.8 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, Mexican peso, Czech koruna and Swiss franc at September 30, 2003.

      In January, March, April, and May 2003, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 42.0 million euros and 720.0 million Japanese yen for fiscal year 2004.

      For fiscal year 2003, approximately $2.0 million of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges has been discontinued.

      Zero cost collar contracts in place as of September 30, 2003 are as follows (in thousands, except rates):

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

      In July and November 2002, we entered into a series of zero cost collar contracts to hedge our intercompany transactions with a total notional amount of 40.5 euros for fiscal year 2003. Also, in June 2002, we entered into a zero cost collar contract to hedge a total notional amount of 720.0 Japanese yen for fiscal year 2003. Both the euro zero cost collar contracts and the Japanese yen zero cost collar contract for fiscal year 2003 matured on September 30, 2003.

      During the year ending September 30, 2004, we expect to reclassify approximately $3.1 million of loss in accumulated other comprehensive income (loss) related to the zero cost collars into foreign exchange loss/gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

      As of September 30, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transactions is twelve months for the Japanese yen and twelve months for the euro.

      In September 2001, we entered into a cross currency debt swap transaction to hedge our net investment in Hawe Neos. The agreement had an effective date of October 16, 2001, and was a contract to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 71.7 million at the termination date of October 16, 2006. On June 6, 2002, we terminated this cross currency debt swap transaction to satisfy requirements under our Credit Facility. In June 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap transaction to hedge our net investment in SDS Japan. The agreements have effective dates of June 27, June 28, and July 1, 2002, and are contracts to exchange U.S. dollar principal aggregating a total amount of $45.0 million in exchange for a Swiss franc principal aggregating a total amount of 67.5 million and U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen amount of 486.0 million. Both the Swiss franc contracts and the Japanese yen contract matures on June 15, 2007. The mechanics of the agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us on the U.S. dollar leg of the agreements is a rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by us on the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

      The following are the details of the cross currency debt swaps (amounts in millions, except rates):

Trade Date	Effective Date	Maturity	US$	Interest	FX Amt	Interest

06/25/02	06/27/02	06/15/07	$15.0	8 1/8%	CHF 22.50	6.450%
06/26/02	06/28/02	06/15/07	$15.0	8 1/8%	CHF 22.50	6.390%
06/27/02	07/01/02	06/15/07	$7.5	8 1/8%	CHF 11.25	6.390%
06/27/02	07/01/02	06/15/07	$7.5	8 1/8%	CHF 11.25	6.390%
06/25/02	06/27/02	06/15/07	$4.0	8 1/8%	JPY 486.00	3.650%

      For fiscal 2003, the fair value of the cross currency debt swap transaction loss included in translation adjustments is approximately $4.2 million (net of income tax).

      As a result of terminating the cross currency debt swap transaction in fiscal 2002 to hedge our net investment in Hawe Neos, we recognized a loss to the translation adjustment, a component of other comprehensive income (loss) in the amount of approximately $0.9 million (net of income tax). This amount will remain in translation adjustment, a component of other comprehensive income (loss) until sale or upon complete or substantially complete liquidation of the Company’s net investment in Hawe Neos.

Interest Rate Exposure — Interest Rate Risk Management

      We use our Credit Facility and Senior Subordinated Notes to finance our operations. The Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, our interest expense increases. Conversely, if interest rates decrease, our interest expense also decreases. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of our variable-rate cash flow exposure to fixed-rate cash flows.

      We continue to assess our exposure to interest rate risk on an ongoing basis.

      The table below provides information about our debt obligations that are sensitive to changes in interest rates as of September 30, 2003. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Fiscal Years Ending September 30,

Liabilities	2004	2005	2006	2007	2008	Thereafter	Fair Value

	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$160,875
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$3,714	$1,796	$1,811	$1,819	$1,846	$116,736	$127,722
Average Interest Rate	4.125%	5.645%	6.635%	7.365%	7.885%	8.240%

      For fiscal year ended 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $1.2 million. At September 30, 2003, approximately $2.1 million loss (net of income tax) is included in accumulated other comprehensive income (loss). Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of September 30, 2003 (in thousands):

						Twelve Months
						Ended
	Notional					September 30,	Fair Value
Loan	Amount	Term	Trade	Effective	Maturity	2003	(Pre-tax)

Revolver (assigned)	$—	4 years	1/24/2001	2/16/2001	2/16/2005	$23.5	$—
Kerr B	19,914	4 years	1/2/2001	3/30/2001	3/31/2005	504.1	963.5
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	692.4	2,343.2

Total	$45,259					$1,220.0	$3,306.7

      For fiscal year ended 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $4.5 million. Below is a table listing the interest expense exposure detail (in thousands), including the notional amount as of September 30, 2002:

						Twelve Months
						Ended
	Notional					September 30,	Fair Value
Loan	Amount	Term	Trade	Effective	Maturity	2002	(Pre-tax)

Kerr B (terminated)	$—	—	—	—	—	$872.5	$—
Ormco B (terminated)	—	—	—	—	—	872.5	—
SDM Revolver	10,000	4 years	1/24/2001	2/16/2001	2/16/2005	233.3	861.0
SDM Revolver (matured)	—	—	—	—	—	470.8	—
Kerr B	26,853	4 years	1/2/2001	3/30/2001	3/31/2005	726.6	1,636.8
Ormco B	26,853	4 years	1/2/2001	3/30/2001	3/31/2005	707.1	1,598.2
Ormco B (matured)	—	—	—	—	—	659.1	—

Total	$63,706					$4,541.9	$4,096.0

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

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYBRON DENTAL SPECIALTIES, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders

Sybron Dental Specialties, Inc.:

      We have audited the accompanying consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets as of October 1, 2002.

/s/ KPMG LLP

KPMG LLP

Costa Mesa, California

November 17, 2003

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

	2003	2002

	(in thousands, except
	share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,868	$12,652
Accounts receivable, less allowance for doubtful receivables of $2,247 and $1,400 at September 30, 2003 and 2002, respectively	103,565	80,479
Inventories	84,239	89,685
Deferred income taxes	4,896	7,427
Prepaid expenses and other current assets	11,624	14,163

Total current assets	227,192	204,406

Property, plant and equipment, net of accumulated depreciation of $92,273 and $85,906 at September 30, 2003 and 2002, respectively	80,750	75,502
Goodwill	258,590	241,405
Intangible assets, net of accumulated amortization of $23,957 and $22,681 at September 30, 2003 and 2002, respectively	16,455	17,711
Other assets	28,672	22,433

Total assets	$611,659	$561,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,620	$14,927
Current portion of long-term debt	3,714	3,193
Income taxes payable	16,274	3,389
Accrued payroll and employee benefits	28,712	24,367
Restructuring reserve	1,486	4,130
Accrued rebates	9,872	5,626
Accrued interest	3,901	4,605
Other current liabilities	10,917	9,018

Total current liabilities	94,496	69,255

Long-term debt	124,008	187,644
Senior subordinated notes	150,000	150,000
Deferred income taxes	13,748	11,444
Other liabilities	21,422	11,971
Commitments and contingent liabilities (notes 8, 15 and 16)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 250,000,000 shares, 38,285,224 and 37,989,202 issued and outstanding at September 30, 2003 and 2002, respectively	383	380
Additional paid-in capital	74,934	70,329
Retained earnings	126,044	68,592
Accumulated other comprehensive income (loss)	6,624	(8,158)

Total stockholders’ equity	207,985	131,143

Total liabilities and stockholders’ equity	$611,659	$561,457

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

	(in thousands, except
	per share amounts)
Net sales	$526,391	$456,666	$439,547
Cost of sales:
Cost of product sold	235,602	200,737	188,870
Restructuring charges	—	106	1,291

Total cost of sales	235,602	200,843	190,161

Gross profit	290,789	255,823	249,386

Selling, general and administrative expenses	177,545	150,326	140,006
Apogent charges	—	—	730
Restructuring charges	—	3,141	—
Amortization of goodwill and other intangible assets	1,274	10,150	9,099

Total selling, general and administrative expenses	178,819	163,617	149,835

Operating income	111,970	92,206	99,551

Other income (expense):
Interest expense	(21,554)	(25,815)	(33,458)
Amortization of deferred financing fees	(1,645)	(1,070)	(714)
Refinancing expenses	—	(12,998)	(837)
Restructuring charges	—	—	(1,088)
Other, net	804	(30)	(652)

Income before income taxes	89,575	52,293	62,802
Income taxes	32,123	20,694	25,171

Net income	$57,452	$31,599	$37,631

Basic earnings per share (note 14)	$1.51	$0.83	$1.05

Diluted earnings per share (note 14)	$1.46	$0.81	$1.01

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
For the Years Ended September 30, 2003, 2002 and 2001

					Accumulated
	Common Stock				Other
			Additional		Comprehensive	Total	Total
	Number of	Par	Paid-in	Retained	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)	Equity	Income

	(in thousands, except share amounts)
Balance at September 30, 2000	—	$—	$160,046	$—	$(11,678)	$148,368
Comprehensive income (loss):
Net income	—	—	638	36,993	—	37,631	$37,631
Translation adjustment	—	—	—	—	3,238	3,238	3,238
Unrealized loss on derivative instruments	—	—	—	—	(5,465)	(5,465)	(5,465)

Total comprehensive income	—	—	638	36,993	(2,227)		$35,404

Capital contribution from Apogent (note 18)	—	—	4,612	—	—	4,612
Issuance of common stock in connection with the Apogent spin-off	35,108,649	351	(351)	—	—	—
Dividends paid to Apogent (note 18)	—	—	(67,927)	—	—	(67,927)
Non-cash dividends to Apogent (note 18)	—	—	(78,167)	—	—	(78,167)
Issuance of common stock from options exercised	132,809	1	1,282	—	—	1,283
Proceeds from stock offering, net of offering costs	2,650,000	27	49,926	—	—	49,953

Balance at September 30, 2001	37,891,458	379	70,059	36,993	(13,905)	93,526
Comprehensive income (loss):
Net income	—	—	—	31,599	—	31,599	$31,599
Translation adjustment	—	—	—	—	7,142	7,142	7,142
Minimum pension liability adjustment	—	—	—	—	(4,766)	(4,766)	(4,766)
Unrealized gain on derivative instruments	—	—	—	—	3,371	3,371	3,371

Total comprehensive income	—	—	—	31,599	5,747		$37,346

Issuance of common stock from options exercised, including tax benefit	97,671	1	1,485	—	—	1,486
Other	73	—	(1,215)	—	—	(1,215)

Balance at September 30, 2002	37,989,202	380	70,329	68,592	(8,158)	131,143
Comprehensive income (loss):
Net income	—	—	—	57,452	—	57,452	$57,452
Translation adjustment	—	—	—	—	14,960	14,960	14,960
Minimum pension liability adjustment	—	—	—	—	2,175	2,175	2,175
Unrealized loss on derivative instruments	—	—	—	—	(2,353)	(2,353)	(2,353)

Total comprehensive income	—	—	—	57,452	14,782		$72,234

Issuance of common stock from options exercised, including tax benefit	296,022	3	4,605	—	—	4,608

Balance at September 30, 2003	38,285,224	$383	$74,934	$126,044	$6,624	$207,985

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$57,452	$31,599	$37,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,336	10,712	9,772
Amortization of goodwill and other intangible assets	1,274	10,258	9,207
Amortization of deferred financing fees	1,645	1,070	714
Non-cash charges related to termination of previous credit facility	—	7,694	837
Loss (gain) on sales of property, plant and equipment	(365)	(243)	233
Provision for losses on doubtful receivables	400	600	1,260
Inventory provisions	3,776	2,573	1,443
Deferred income taxes	3,232	2,919	207
Tax benefit from issuance of stock under employee stock plan	604	283	—
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in accounts receivable	(21,548)	12,521	(1,096)
(Increase)/decrease in inventories	7,737	(13,964)	(1,461)
(Increase)/decrease in prepaid expenses and other current assets	2,997	(1,068)	(6,499)
Increase/(decrease) in accounts payable	4,110	(2,801)	4,926
Increase/(decrease) in income taxes payable	12,701	(3,955)	588
Increase/(decrease) in accrued payroll and employee benefits	8,804	(5,606)	6,105
Increase in accrued rebates	4,246	205	284
Increase/(decrease) in restructuring reserve	(2,644)	1,355	372
Increase/(decrease) in accrued interest	(704)	2,619	1,952
Increase in other current liabilities	1,226	1,393	1,244
Net change in other assets and liabilities	(9,114)	(3,487)	(1,009)

Net cash provided by operating activities	87,165	54,677	66,710
Cash flows from investing activities:
Capital expenditures	(9,153)	(15,694)	(14,416)
Proceeds from sales of property, plant and equipment	5,359	1,227	124
Net payments for business acquired	(16,237)	(8,315)	(51,498)
Payments for intangibles	(1,418)	(5,838)	(2,877)

Net cash used in investing activities	(21,449)	(28,620)	(68,667)

See accompanying notes to consolidated financial statements.

	2003	2002	2001

	(in thousands)
Cash flows from financing activities:
Proceeds from credit facility	$163,000	$453,500	$562,160
Principal payments on credit facility	(226,361)	(611,823)	(539,021)
Proceeds from long-term debt	4,063	1,855	937
Principal payments on long-term debt	(4,477)	(677)	(1,593)
Payment of deferred financing fees	(473)	(11,993)	(5,494)
Proceeds from sale of senior subordinated notes	—	150,000	—
Payments of prepayment penalty and terminated interest rate swap related to refinancing	—	(5,305)	—
Payment of Apogent dividends	—	—	(67,927)
Proceeds from stock offering, net of offering costs	—	—	49,953
Capital contributions from Apogent	—	—	4,612
Cash received from exercise of stock options	4,004	1,203	1,283
Payment of terminated cross currency debt swap	—	(1,497)	—
Net change in advances and loans to Apogent	—	—	(404)

Net cash provided by (used in) financing activities	(60,244)	(24,737)	4,506
Effect of exchange rate changes on cash and cash equivalents	4,744	3,013	(13)

Net increase in cash and cash equivalents	10,216	4,333	2,536
Cash and cash equivalents at beginning of period	12,652	8,319	5,783

Cash and cash equivalents at end of period	$22,868	$12,652	$8,319

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$23,235	$24,274	$24,779

Cash paid during the year for income taxes	$12,999	$25,905	$20,132

Supplemental disclosures of non-cash investing and financing activities:
Non-cash dividend to Apogent	$—	$—	$78,167

Non-cash charge for the de-designation of interest rate swaps	$—	$3,223	$—

Non-cash charge for the write-off of deferred financing fees	$—	$4,471	$837

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2003, 2002 and 2001
(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

      On November 8, 2000, Sybron International Corporation, which is now known as Apogent Technologies Inc. (“Apogent”), announced that it had declared a pro rata distribution to its shareholders of the common stock and related preferred stock purchase rights of Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.). Shareholders of record as of November 30, 2000 received one share of Sybron Dental Specialties, Inc. (“SDS”) common stock for every three shares of Apogent common stock they owned as of the record date. SDS merged with its wholly owned subsidiary Sybron Dental Management, Inc. (“SDM”) on January 1, 2003, now and formerly named Sybron Dental Specialties, Inc. Prior to the distribution (“spin-off”), Sybron Dental Management, Inc. was a direct wholly-owned subsidiary of Apogent. Immediately prior to the spin-off, Apogent contributed all of the stock of Sybron Dental Management, Inc. to Sybron Dental Specialties, Inc. As used in these Notes to the Consolidated Financial Statements, the term “SDS” or the “Company” means Sybron Dental Management, Inc. for the periods prior to the spin-off and Sybron Dental Specialties, Inc. (formerly known as SDS Holding Co.) for periods after the spin-off. The spin-off was effective on December 11, 2000.

      SDS has presented in these consolidated financial statements its assets and liabilities at the same amounts previously presented in the consolidated financial statements of Apogent prior to the spin-off, except as noted in Note 1(c) below.

      The subsidiaries of SDS are leading manufacturers of value-added products for the professional dental, including infection prevention, and orthodontic markets in the United States and abroad (see Note 19).

     (a) Principles of Consolidation and Fiscal Year End

      The consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries. The term “Apogent” as used herein refers to Apogent and its subsidiaries. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal years ended September 30, 2003, 2002 and 2001 are hereinafter referred to as “2003”, “2002”, and “2001”, respectively.

     (b) Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

     (c) Inventories

      Inventories are stated at the lower of cost or market value. Elements of cost included in inventories are: raw materials, direct labor, manufacturing overhead (which includes indirect labor, fringe benefits, consumable supplies, depreciation of production equipment and tooling) and retained costs representing the excess of manufacturing or production costs over amounts charged to cost of sales.

     (d) Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of depreciable assets (5 to 45 years for land improvements, buildings and building improvements, and 3 to 20 years for machinery and equipment) using the straight-line method. The Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

     (e) Goodwill and Intangible Assets

      Beginning in fiscal 2003 with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but tested for impairment at least annually. Before fiscal 2003, goodwill was amortized over 5 to 40 years.

      Intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives.

     (f) Revenue Recognition

      The Company recognizes revenue upon shipment of products, when the risks and rewards of ownership are passed, and when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and the Company is reasonably assured of its ability to collect the sales price. A large portion of the Company’s sales of Professional Dental products is sold through distributors. Revenues associated with sales to distributors are also recognized upon shipment of products when all risks and rewards of ownership of the product are passed.

      The Company accrues rebates based upon its various pricing programs. These rebates are accounted for as a reduction of revenue.

     (g) Shipping and Handling Costs

      The shipping and handling costs included in selling, general and administrative expense for the years ended September 30, 2003, 2002 and 2001 are approximately $12,060, $10,804 and $9,775, respectively.

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

      The Company was included in the consolidated income tax return filed by Apogent through December 11, 2000, but has been responsible for its own filings since the spin-off. U.S. income tax payments, refunds, credits, provisions and deferred income tax components prior to the spin-off were allocated to SDS in accordance with Apogent’s tax allocation policy. Such policy allocated income tax components included in the consolidated income tax return of Apogent to SDS to the extent such components were generated by or related to SDS.

     (i) Research and Development Costs

      Research and development costs are charged to selling, general and administrative expenses in the period they are incurred. Research and development costs for 2003, 2002 and 2001 were approximately $10,218, $10,399 and $8,977, respectively.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (j) Foreign Currency Translation

      The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in accumulated comprehensive income (loss), a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income. Foreign currency transaction gains for 2003 were approximately $561, while foreign currency transaction losses for 2002 and 2001 were approximately $123 and $1,974, respectively.

     (k) Pensions

      The Company and its subsidiaries participate in various pension plans covering substantially all employees. U.S. and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The Company’s policy is generally to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

     (l) Deferred Financing Fees

      Deferred financing fees are capitalized in other assets in the accompanying consolidated balance sheets and amortized as a separate component of other income (expense) over the life of the related debt agreements.

     (m) Advertising Costs

      Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $4,211, $5,062 and $4,574 in 2003, 2002 and 2001, respectively.

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

     (o) Derivative Financial Instruments

      The Company uses derivative financial instruments to manage its foreign currency, interest rate exposures, and certain net investments. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract. The fair value of interest rate swaps that are terminated or required to be de-designated due to an event that negates the probability of the hedged forecasted transaction from taking place (as may be required by a refinancing), is removed from the unrealized loss or gain on derivative instruments recorded in accumulated other comprehensive income and the fair value is reclassified into earnings immediately. For cross currency debt swaps, the fair value remains in currency translation adjustment, a component of accumulated other comprehensive income, until sale or upon complete or substantially complete liquidation of our net investment.

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

     (q) Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) consist of translation adjustments, minimum pension liability adjustments, and unrealized gains (losses) on derivative instruments and are included on the accompanying consolidated statements of stockholders’ equity and comprehensive income.

     (r) Stock-Based Compensation

      The Company applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to follow the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date. As required by SFAS No. 123, the Company discloses in Note 13 “Stock-Based Compensation” the pro forma effect on operations, as if compensation costs were recorded at the estimated fair value of the stock options granted.

      If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below:

	2003	2002	2001

Net income — as reported	$57,452	$31,599	$37,631
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,769	2,704	1,788

Pro forma net income	$54,683	$28,895	$35,843

Earnings per share:
Basic — as reported	$1.51	$0.83	$1.05

Basic — pro forma	$1.44	$0.76	$1.00

Diluted — as reported	$1.46	$0.81	$1.01

Diluted — pro forma	$1.39	$0.74	$0.97

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off are amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

      Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Employee Stock Options

	2003	2002	2001

Expected life (years)	4.0	4.0	4.0
Expected volatility	30.74%	30.25%	31.32%
Risk free interest rate	2.54%	3.99%	5.17%
Expected dividend yield	0.00%	0.00%	0.00%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during 2003, 2002 and 2001 were $5.43, $5.92 and $5.11 per share, respectively.

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

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of the FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Accordingly, the Company has reclassified the extraordinary item as the result of a loss from the extinguishment of indebtedness reported in fiscal year 2002 to refinancing expenses in accordance with SFAS No. 145.

(2) Business and Credit Concentrations

      Certain of the Company’s Professional Dental products are sold through major distributors, one of which has exceeded 10% of the Company’s consolidated net sales in 2003, selling into primarily the dental segment. No customer accounted for more than 10% of consolidated net sales for 2002 or 2001. Accounts receivable from each of these distributors was less than 10% of the outstanding consolidated accounts receivable balances at September 30, 2003 and 2002.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Inventories

      Inventories at September 30, 2003 and 2002 consist of the following:

	2003	2002

Raw materials and supplies	$21,851	$23,169
Work in process	19,211	23,888
Finished goods	47,544	47,102
Inventory reserves	(4,367)	(4,474)

	$84,239	$89,685

(4) Income Taxes

      Total income tax expense (benefit) for the years ended September 30, 2003, 2002 and 2001 is allocated as follows:

	Current	Deferred	Total

Year ended September 30, 2003:
U.S., state and local	$14,430	$7,079	$21,509
Foreign	10,679	(65)	10,614

	$25,109	$7,014	$32,123

Year ended September 30, 2002:
U.S., state and local	$10,290	$(684)	$9,606
Foreign	11,143	(55)	11,088

	$21,433	$(739)	$20,694

Year ended September 30, 2001:
U.S., state and local	$14,638	$1,005	$15,643
Foreign	9,359	169	9,528

	$23,997	$1,174	$25,171

      The domestic and foreign components of income before income taxes are as follows:

	2003	2002	2001

United States	$55,116	$18,764	$36,892
Foreign	34,459	33,529	25,910

Income before income taxes	$89,575	$52,293	$62,802

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before income taxes in 2003, 2002 and 2001 as a result of the following:

	2003	2002	2001

Computed “expected” tax expense	$31,351	$18,303	$21,981
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for deferred tax assets allocated to income tax expense	(41)	(323)	(418)
Amortization of goodwill	—	1,624	1,624
State and local income taxes, net of Federal income tax benefit	1,995	815	1,624
Foreign income taxed at rates (lower)/higher than U.S. Federal income	(1,447)	(324)	877
Foreign tax credits utilized in excess of U.S. tax on foreign earnings	1,018	468	(723)
Net foreign sales corporation benefit	(1,965)	(1,900)	(1,493)
Other, net	1,212	2,031	1,699

	$32,123	$20,694	$25,171

      The significant components of deferred income tax expense (benefit) for 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Deferred tax (benefit)/expense (exclusive of the effects of other components listed below)	$7,055	$(416)	$1,592
Increase/(decrease) in the valuation allowance for deferred tax assets	(41)	(323)	(418)

	$7,014	$(739)	$1,174

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below.

	2003	2002

Deferred tax assets:
Inventories	$1,609	$2,036
Compensation	1,822	1,870
Sale/ Leaseback	2,967	2,997
Employee benefits	2,007	1,386
Net operating loss carryforwards	611	652
Foreign tax credit carryforwards	—	2,012
Other accruals	6,887	5,126

Total gross deferred tax assets	15,903	16,079
Less valuation allowance	(611)	(652)

Net deferred tax assets	15,292	15,427

Deferred tax liabilities:
Depreciation	(3,082)	(1,830)
Purchase accounting	(13,318)	(10,863)
Other	(7,744)	(6,751)

Total gross deferred tax liabilities	(24,144)	(19,444)

Net deferred tax liabilities	$(8,852)	$(4,017)

      The change in the net deferred tax liabilities contains $3,770 of deferred tax assets and $1,590 of deferred tax liabilities related to the fair values of the Company’s derivative financial instruments and pensions, respectively. The net change in the total valuation allowance for the years ended September 30, 2003 and 2002 was a decrease of $41 and $323, respectively. The valuation allowance for deferred tax assets as of the beginning of fiscal 2003 was $652. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      At September 30, 2003, the Company has an aggregate of $1,747 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2004 and 2010.

      Accumulated earnings of foreign subsidiaries at September 30, 2003, 2002 and 2001 of approximately $71,000, $51,000, and $48,000 respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Property, Plant and Equipment

      Major classifications of property, plant and equipment at September 30, 2003 and 2002 are as follows:

	2003	2002

Land and land improvements	$7,151	$6,408
Buildings and building improvements	41,524	28,726
Machinery and equipment	117,996	108,244
Construction in progress	6,352	18,030

	173,023	161,408
Less: Accumulated depreciation and amortization	(92,273)	(85,906)

	$80,750	$75,502

(6) Goodwill and Intangible Assets

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company has determined that no goodwill impairment was indicated as of October 1, 2002.

      The Company recorded amortization expense of goodwill and certain other intangible assets in the amount of $8,859 and $7,827 for the fiscal years ended September 30, 2002 and 2001, respectively. No amortization expense was recorded for goodwill or those certain other intangible assets deemed to have indefinite lives for the 2003 fiscal year because those items are no longer being amortized under the provisions of SFAS No. 142.

      The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in fiscal 2002 and 2001:

	For the Year Ended	For the Year Ended
	September 30, 2002	September 30, 2001

Reported net income	$31,599	$37,631
Add back: goodwill and certain other intangibles amortization, net of taxes	5,404	4,696

Adjusted net income	$37,003	$42,327
Reported basic earnings per share	$0.83	$1.05
Add back: goodwill and certain other intangibles amortization, net of taxes	0.14	0.13

Adjusted basic earnings per share	$0.97	$1.18

Reported diluted earnings per share	$0.81	$1.01
Add back: goodwill and certain other intangibles amortization, net of taxes	0.14	0.13

Adjusted diluted earnings per share	$0.95	$1.14

      SFAS No. 141 and SFAS No. 142 also require the Company to disclose the following information related to its goodwill by segment and intangible assets still subject to amortization.

      The following table details the balances of the goodwill assets by reporting segment as of September 30:

	2003	2002

Professional Dental	$180,362	$164,675
Orthodontic	78,228	76,730

Total	$258,590	$241,405

      The following table details the balances of the amortizable intangible assets as of September 30, 2003:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Proprietary technology	$15,430	$9,142	$6,288
Other	$15,272	$14,815	$457

      Additionally, SFAS No. 142 requires the Company to disclose the estimated intangible asset amortization for each of the five twelve-month periods subsequent to September 30, 2003. The following table represents the estimated amortization (calculated as of September 30, 2003) for each of the five twelve-month periods indicated:

	2004	2005	2006	2007	2008

Amortization of intangible assets	$1,125	$923	$798	$748	$718

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Long-Term Debt

      Credit Facilities and Senior Subordinated Notes: On June 6, 2002, the Company terminated its then existing $450,000 credit facility and entered into a new $350,000 syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The credit facility (the “Credit Facility”), provides for a five-year $120,000 revolving credit facility (the “Revolver”), a seven-year $200,000 term loan (the “Term Loan B”) and a five-year $30,000 revolving credit facility (the “Euro Tranche”). Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the “Domestic Borrowers”) are joint and several borrowers under the Revolver and the Term Loan B, and Hawe Neos Holding S.A. (“Hawe Neos”) is the borrower under the Euro Tranche. Sybron Dental Specialties became a borrower under the Revolver and Term Loan B as a result of the merger of Sybron Dental Management into Sybron Dental Specialties effective January 1, 2003. In addition to the Credit Facility, the Company also completed on June 6, 2002, the sale of $150,000 of 8 1/8% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in a private offering. The Company used the proceeds of the Term Loan B, together with the net proceeds from the issuance of the Senior Subordinated Notes, to repay all of the $332,853 of borrowings outstanding as of June 6, 2002 under its previous credit facility.

      The Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., and the other Domestic Borrowers and each of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the Credit Facility is secured by a pledge of 65% of the capital stock of each of the Company’s first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of the Company’s Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of the Company’s other indirect foreign subsidiaries.

      The Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs. Under the Credit Facility, subject to certain exceptions, the Company is required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of its excess annual cash flow and, subject to permitted reinvestments, all amounts received in connection with any sale of its assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the facility.

      The Term Loan B amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. The Term Loan B bears interest, at the Company’s option, at either (a) the LIBOR rate, plus between 225 and 275 basis points, or (b) the Base rate, plus between 125 and 175 basis points, in each case as determined according to the rating of the Credit Facility by Standard and Poor’s and Moody’s. The per annum initial interest rate until the delivery of the Pricing Certificate for the Fiscal Quarter ending December 31, 2002 was LIBOR, plus 250 basis points. The per annum interest rate ending September 30, 2003 was LIBOR, plus 250 basis points. As of September 30, 2003, the amount outstanding on the Term Loan B was $113,226. The average interest rate at September 30, 2003 on the Term Loan B was 4.71% after giving effect to the interest rate swap agreements the Company had in effect as of that date.

      The Revolver bears interest, at the Company’s option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) the Base rate, plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum initial interest rate until the delivery of the first Pricing Certificate for the Fiscal Quarter ending December 31, 2002 was LIBOR, plus 225 basis points. The per annum interest rate ending September 30, 2003 was LIBOR, plus 225 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2003 there was no outstanding balance on the Revolver and the amount available was $117,072. The Revolver

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2003, a total of $2,928 in letters of credit were issued.

      The Euro Tranche bears interest, at the Company’s option, at Euro-LIBOR or at Base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche varies between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2003, there was no outstanding balance under the Euro Tranche and the amount available was $30,000.

      The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, (vii) the repurchase or redemption of more than $25.0 million of our stock from stockholders, and (viii) loans and investments, as well as prohibitions on the payment of cash dividends. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

      The Company was in compliance with all such covenants at September 30, 2003.

      Long-term borrowings at September 30, 2003 and 2002 consists of the following:

	2003	2002

Term Loan Facility	$113,226	$164,587
Revolving Credit Facility	—	12,000
Senior Subordinated Notes	150,000	150,000
Sale/ Leaseback obligation	7,807	7,886
Capital leases and other (see note 8)	6,689	6,364

	277,722	340,837
Less: current portion of long-term debt	(3,714)	(3,193)

	$274,008	$337,644

      Sale/ Leaseback: In 1988, the Company completed the sale and leaseback (the “Sale/ Leaseback”) of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

      The initial term of each lease is 25 years with five five-year renewal options. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. Beginning January 1, 1999, the annual rent payments increased to $1,463. The next adjustment will occur January 1, 2004. As a result of the spin-off, the Sale/ Leaseback has been amended to extend the leases an additional 5 years, increase the basic rent by $150 per year, and provide the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009.

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

      Maturities of long-term borrowings reflect the Credit Facility, Senior Subordinated Notes, Sale/ Leaseback, and other long-term debt as of September 30, 2003 as follows:

Fiscal

2004	$3,714
2005	1,796
2006	1,811
2007	1,819
2008	1,846
Thereafter	266,736

$277,722

(8) Lease Commitments

      As of September 30, 2003, minimum rentals, excluding rent payments under the Sale/ Leaseback described in Note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

Fiscal	Capital	Operating

2004	$62	$5,670
2005	16	4,510
2006	—	3,124
2007	—	2,299
2008	—	1,627
Thereafter	—	5,364

	$78	$22,594

Less amounts representing interest	8

Present value of net minimum lease payments	70
Less current portion	55

Long-term obligations under capital leases	$15

      Amortization of assets held under capital leases is included with depreciation expense.

      Rental expense under operating leases was $6,930, $5,754 and $6,056 in 2003, 2002 and 2001, respectively.

(9) Fair Value of Financial Instruments

      The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

Long-Term Borrowings

      Credit Facility: The fair value of the Credit Facility as of September 30, 2003 approximates the carrying amount, as the interest rates are variable and approximate rates that the Company could obtain under similar

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms at the balance sheet date. The fair value of the Company’s Senior Subordinated Notes is based on quoted market prices.

      Derivatives: The Company had interest rate swaps, cross currency debt swaps and foreign exchange zero cost collars in place at September 30, 2003 (see Note 10). The fair values of these instruments were provided by third party broker/bankers.

	September 30, 2003		September 30, 2002

	Reported	Estimated	Reported	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term borrowings (including current portion)	$277,722	$288,597	$340,837	$337,837
Derivatives instruments	12,989	12,989	3,423	3,423

Total fair value	$290,711	$301,586	$344,260	$341,260

      The estimated fair values of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

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

      Although the Company has U.S. dollar functional currency, a substantial portion of its sales, income, and cash flow is derived from foreign currencies. The Company’s foreign currency exposure exists primarily in the euro, Japanese yen, Canadian dollar, Swiss franc, Mexican peso and Australian dollar versus the U.S. dollar. With the acquisition of SpofaDental a.s. on August 4, 2003, the company now considers the Czech koruna a currency exposure.

      For fiscal year 2004, the Company’s projected total foreign currency exposure is approximately 88,312 euros, 938,043 Japanese yen, 11,486 Canadian dollars, 17,782 Australian dollars and 29,830 Swiss francs. The Company has put in place a strategy to manage its euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, Mexican peso, Czech koruna and Swiss franc at September 30, 2003.

      In January, March, April, and May 2003, the Company entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 42,000 euros and 720,000 Japanese yen for fiscal year 2004.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For fiscal year 2003, approximately $1,961 of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss), related to the foreign currency zero cost collar transactions. In addition, none of the foreign currency cash flow hedges has been discontinued.

      Zero cost collar contracts in place as of September 30, 2003 are as follows:

				Local
				Currency
Currency	Trade Date	Effective Date	Maturity Date	Amount	Floor Rate	Ceiling Rate

Euro	01/13/2003	10/15/2003	12/15/2003	10,500	1.01	1.08
Euro	03/06/2003	01/15/2004	03/15/2004	10,500	1.06	1.11
Euro	04/14/2003	04/15/2004	06/15/2004	10,500	1.04	1.08
Euro	05/02/2003	07/15/2004	09/15/2004	10,500	1.09	1.13
Yen	03/06/2003	10/15/2003	03/15/2004	360,000	117.00	115.37
Yen	04/14/2003	04/15/2004	06/15/2004	180,000	121.00	116.75
Yen	05/01/2003	07/15/2004	09/15/2004	180,000	119.50	116.75

      In July and November 2002, the Company entered into a series of zero cost collar contracts to hedge its intercompany transactions with a total notional amount of 40,500 euros for fiscal year 2003. Also, in June 2002, the Company entered into a zero cost collar contract to hedge a total notional amount of 720,000 Japanese yen for fiscal year 2003. Both the euro zero cost collar contracts and the yen zero cost collar contract for fiscal year 2003 matured on September 30, 2003.

      During the year ending September 30, 2004, approximately $3,064 of loss in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange loss/gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

      As of September 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is twelve months for the Japanese yen and twelve months for the euro.

      In September 2001, the Company entered into a cross currency debt swap transaction to hedge its net investment in Hawe Neos. The agreement had an effective date of October 16, 2001, and was a contract to exchange a U.S. dollar principal amount of $45,000 in exchange for a Swiss franc principal amount of 71,730 at the termination date of October 16, 2006. On June 6, 2002, the Company terminated this cross currency debt swap transaction to satisfy requirements under its Credit Facility. In June 2002, the Company entered into four cross currency debt swap transactions to hedge the Company’s net investment in Hawe Neos and one cross currency debt swap transaction to hedge the Company’s net investment in SDS Japan. The agreements have effective dates of June 27, June 28, and July 1, 2002, and are contracts to exchange U.S. dollar principal aggregating a total amount of $45,000 in exchange for a Swiss franc principal aggregating a total amount of 67,500 and U.S. dollar principal amount of $4,000 in exchange for a Japanese yen amount of 486,000. Both the Swiss franc contracts and the Japanese yen contract matures on June 15, 2007. The mechanics of the agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to the Company on the U.S. dollar leg of the agreements is a rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by the Company on the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are the details of the cross currency debt swaps:

Trade Date	Effective Date	Maturity	US$	Interest	FX Amt	Interest

06/25/02	06/27/02	06/15/07	$15,000	8 1/8%	CHF 22,500	6.450%
06/26/02	06/28/02	06/15/07	$15,000	8 1/8%	CHF 22,500	6.390%
06/27/02	07/01/02	06/15/07	$7,500	8 1/8%	CHF 11,250	6.390%
06/27/02	07/01/02	06/15/07	$7,500	8 1/8%	CHF 11,250	6.390%
06/25/02	06/27/02	06/15/07	$4,000	8 1/8%	JPY 486,000	3.650%

      For fiscal 2003, the fair value of the cross currency debt swap transaction loss included in translation adjustments is approximately $4,236 (net of income tax).

      As a result of terminating the cross currency debt swap transaction in fiscal 2002 to hedge the Company’s net investment in Hawe Neos, the Company recognized a loss to the translation adjustment, a component of other comprehensive income (loss) in the amount of approximately $913 (net of income tax). This amount will remain in translation adjustment, a component of other comprehensive income (loss) until sale or upon complete or substantially complete liquidation of the Company’s net investment in Hawe Neos.

Interest Rate Exposure — Interest Rate Risk Management

      The Company uses the Credit Facility and Senior Subordinated Notes to finance its operations. The Credit Facility exposes the Company to variability in interest payments due to changes in interest rates. If the Company’s interest rates increase, interest expense increases. Conversely, if the Company’s interest rates decrease, interest expense also decreases. The Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of the Company’s variable-rate cash flow exposure to fixed-rate cash flows.

      The Company continues to assess its exposure to interest rate risk on an ongoing basis.

      The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates as of September 30, 2003. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Fiscal Years Ending September 30

Liabilities	2004	2005	2006	2007	2008	Thereafter	Fair Value

Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$160,875
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$3,714	$1,796	$1,811	$1,819	$1,846	$116,736	$127,722
Average Interest Rate	4.125%	5.645%	6.635%	7.365%	7.885%	8.240%

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For fiscal year ended 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligations was $1,220. Below is a table listing the interest expense exposure detail, including the notional amount as of September 30, 2003:

	Notional				Fiscal 2003
Loan	Amount	Trade	Effective	Maturity	Cost

Revolver (assigned)	$—	1/24/2001	02/16/01	2/16/2005	$23.5
Kerr B	19,914	1/2/2001	03/30/01	3/31/2005	504.1
Ormco B	25,345	1/2/2001	03/30/01	6/30/2006	692.4

Total	$45,259				$1,220.0

      For fiscal year ended 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $4,542. Below is a table listing the interest expense exposure detail, including the notional amount as of September 30, 2002:

	Notional				Fiscal 2002
Loan	Amount	Trade	Effective	Maturity	Cost

Kerr B (terminated)	$—	12/22/2000	01/16/01	1/18/2005	$872.5
Ormco B (terminated)	—	12/22/2000	01/16/01	1/18/2005	872.5
SDM Revolver	10,000	1/24/2001	02/16/01	2/16/2005	233.3
SDM Revolver (matured)	—	2/23/2001	03/15/01	9/15/2002	470.8
Kerr B	26,853	1/2/2001	03/30/01	3/31/2005	726.6
Ormco B	26,853	1/2/2001	03/30/01	3/31/2005	707.1
Ormco B (matured)	—	2/23/2001	06/15/01	9/15/2002	659.1

Total	$63,706				$4,541.9

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

      During the year ended September 30, 2003, an approximate $2,116 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). Fair value of the interest rate swap agreements as of September 30, 2003 are as follows:

	Notional				Fair Value
Loan	Amount	Trade	Effective	Maturity	(pre-tax)

Kerr B	$19,914	1/02/2001	03/30/01	3/31/2005	$963.6
Ormco B	25,345	1/02/2001	03/30/01	6/30/2006	2,343.1

Total	$45,259				$3,306.7

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended September 30, 2002, an approximate $2,499 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). Fair value of the interest rate swap agreements as of September 30, 2002 are as follows:

	Notional				Fair Value
Loan	Amount	Trade	Effective	Maturity	(pre-tax)

SDM Revolver	$10,000	1/24/2001	02/16/01	2/15/2005	$861.0
Kerr B	26,853	1/02/2001	03/30/01	3/31/2005	1,636.8
Ormco B	26,853	1/02/2001	03/30/01	3/31/2005	1,598.2

Total	$63,706				$4,096.0

(11) Employee Benefit Plans

      Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company’s funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain US employees, which are funded as costs are incurred. Eligible salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits only if they reach retirement age while working for SDS. However, all eligible union employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company’s contributions were frozen at the levels equal to the Corporation’s contributions on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

      The following assumptions were used in determining the funded status of the Company’s defined benefit pension plans:

	2003	2002

Discount rate	6.0%	7.25%
Rate of increase in compensation levels	4.0%	4.0%
Expected long-term rate of return on assets	8.75%	10.0%

      The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company’s postretirement healthcare plans.

	2003	2002

Discount rate	6.0%	7.25%
Annual increase in medical costs	5.5%	5.5%

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in benefit obligations:
Obligations at beginning of year	$40,535	$35,976	$9,644	$6,408
Service cost	3,143	2,407	291	172
Interest cost	2,905	2,671	684	474
Plan amendments	—	148	—	—
Actuarial loss	7,310	399	4,031	3,260
Benefit payments	(1,015)	(791)	(754)	(670)
Foreign exchange rates	1,197	(275)	—	—

Obligations at end of year	$54,075	$40,535	$13,896	$9,644
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$28,045	$25,608	$—	$—
Actual return on plan assets	1,171	(1,526)	—	—
Employer contributions	14,625	5,001	754	670
Benefit payments	(1,015)	(791)	(754)	(670)
Foreign exchange rates	875	(247)	—	—

Fair value of plan assets at end of year	$43,701	$28,045	$—	$—
Funded status:
Funded status at end of year	$(10,374)	$(12,490)	$(13,896)	$(9,644)
Unrecognized prior service cost	609	741	—	—
Unrecognized loss	23,380	14,298	8,615	4,845
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987 acquisition of Sybron International	1,030	1,140	—	—

Net amount recognized at measurement date	14,645	3,689	(5,281)	(4,799)
Employer contribution paid after measurement date	—	4,099	—	—

Net amount recognized at end of year	$14,645	$7,788	$(5,281)	$(4,799)

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Prepaid benefit cost	$12,911	$—	$—	$—
Accrued benefit liability	(2,313)	(5,125)	(5,281)	(4,799)
Intangible asset	—	1,004	—	—
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987 acquisition of Sybron International	1,030	1,140	—	—
Other	3,017	6,670	—	—

Net amount recognized at measurement date	14,645	3,689	(5,281)	(4,799)
Employer contributions paid after measurement date	—	4,099	—	—

Net amount recognized in other non-current assets or (liabilities) at September 30	$14,645	$7,788	$(5,281)	$(4,799)

      The following table provides disclosure of the net periodic benefit cost:

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$3,143	$2,407	$1,848	$291	$172	$152
Interest cost	2,905	2,671	2,134	684	474	359
Expected return on plan assets	(3,072)	(2,724)	(2,894)	—	—	—
Amortization of transition asset	—	(56)	(71)	—	—	—
Amortization of prior service cost	99	92	72	—	—	—
Amortization of net loss	692	452	(21)	260	76	—

Net periodic benefit cost	$3,767	$2,842	$1,068	$1,235	$722	$511

      At September 30, 2003 and 2002, all plans had benefit obligations in excess of fair value. At September 30, 2003 the Company’s U.S. pension plans, except the Supplemental Executive Retirement Program, had pension assets in excess of their accumulated benefit obligations. All plans are funded above required funding levels.

      An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company’s contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2003 by approximately $2,394 and $283, respectively. Similarly, a decrease of one percentage point in the per capita cost of health care costs would decrease the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2003 by approximately $1,899 and $218, respectively.

      Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Company matching contributions under the plans, net of forfeitures, were approximately $1,497, $1,482 and $1,467 for 2003, 2002 and 2001, respectively.

(12) Restructuring and Merger and Integration Charges

      In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge was primarily composed of severance and termination costs associated with the 71 employees

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whose employment the Company has either terminated or plans to terminate as a result of the consolidation of several of the Company’s European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 in restructuring charges, approximately $3,064 was a cash charge related to severance and contractual obligations, $300 was a cash charge for tax liabilities included in income taxes payable and the balance of approximately $302 related to non-cash charges. As of September 30, 2003, 61 of the 71 planned terminations have been completed. The Company expects to complete the balance of the 2002 restructuring plan by the end of fiscal 2004.

      The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$—	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	—	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	—	106	196	—	—	—	302

September 30, 2003 Balance	$516	$54	$—	$—	$—	$300	$—	$33	$903

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company has either terminated or plans to terminate as a result of the 2002 European restructuring plan. As of September 30, 2003 the employment of 61 of those 71 employees has been terminated.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The 2002 charge represents $300 for tax liabilities included in income taxes payable.

(e)	Amount represents certain terminated contractual obligations.

     In September 2001, the Company recorded a restructuring charge of approximately $2,400 ($1,500 after tax) consisting primarily of the severance and termination costs associated with the termination of the employment of 63 employees that were employed at Ormco’s San Diego, California manufacturing facility. Their employment was terminated as a result of the closing of the facility. The Company completed the closing of the facility as of June 30, 2002 and finalized all remaining costs. Work previously performed at the facility was absorbed into the Glendora, California facility.

      The 2001 restructuring charge activity since September 30, 2001 and its components are as follows:

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)		(d)
2001 Restructuring Charge	$1,050	$—	$—	$—	$250	$—	$775	$325	$2,400
Fiscal 2001 Non-Cash Charges	—	—	—	—	250	—	100	300	650

September 30, 2001 Balance	1,050	—	—	—	—	—	675	25	1,750
Fiscal 2002 Cash Payments	875	—	—	—	—	—	600	—	1,475
Fiscal 2002 Non-Cash Payments	—	—	—	—	50	—	75	25	150
Adjustments	175	—	—	—	(50)	—	—	—	125

September 30, 2002 and 2003
Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The amount primarily represents severance and termination costs associated with the 63 employees located at the Ormco San Diego facility whose employment Ormco terminated because of the 2001 restructuring plan. The closing of the facility was completed by June 30, 2002. The net proceeds (approximately $5,265) from the sale of the Ormco San Diego facility on January 31, 2003 offset the costs of closing the facility.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents certain terminated contractual obligations.

     The Company’s results for fiscal 2000 include charges of approximately $9.3 million ($5.8 million after tax) consisting primarily of exited product lines (approximately $5.3 million and $2.3 million in the Orthodontics and Professional Dental business segments, respectively) and severance and termination costs associated with the termination of the employment of 65 employees (56 located at the Metrex Research Corporation facility in Parker, Colorado, eight located at the Ormco facility in San Diego, California, and one located at the Ormco facility in Amersfort/ Europe) as a result of the 2000 restructuring plan. Of the $9.3 million in restructuring charges, approximately $7.8 million represented non-cash charges related to the exited products and capital, while the balance of approximately $1.5 million were cash related charges for severance and contractual obligations. The completed the 2000 restructuring plan in the first quarter of 2002 and paid the remainder of the cash charges.

      The 2000 restructuring charge activity since September 30, 2000 and its components are as follows:

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)		(d)
2000 Restructuring Charge	$1,300	$—	$—	$7,600	$200	$—	$100	$100	$9,300
Fiscal 2000 Non-Cash Charges	—	—	—	7,600	200	—	—	—	7,800

September 30, 2000 Balance	1,300	—	—	—	—	—	100	100	1,500
Fiscal 2001 Cash Payments	1,175	—	—	—	—	—	75	100	1,350
September 30, 2001 Balance	125	—	—	—	—	—	25	—	150
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	—	—

September 30, 2002 and 2003
Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

(a)	The amount represents severance and termination costs for the 65 employees whose employment was terminated (primarily at the Metrex facility in Parker, Colorado) as a result of the 2000 restructuring plan. As of September 30, 2002, all employment terminations were completed under the 2000 restructuring plan.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents certain terminated contractual obligations.

     In June 1998, SDS recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Payments	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Payments	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	$—	$—	$—	$—	$—	$700	$—	$183	$883

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)	Amount represents certain terminated contractual obligations.

(13) Stock-Based Compensation

      In connection with the spin-off, officers and employees were allowed to exchange their Apogent stock options for SDS stock options having an aggregate intrinsic value (the spread between the market value and exercise price of the option shares) equal to the aggregate intrinsic value of the Apogent stock options exchanged immediately prior to the spin-off and an exercise price that maintained the ratio of the exercise price per share to the market value per share of the Apogent stock options exchanged immediately prior to the spin-off. For these SDS stock options, the exercise price and the number of shares of SDS common stock subject to each option were determined by adjusting the exercise price and the number of shares subject to the corresponding Apogent stock option exchanged under an adjustment formula, designed to preserve the aggregate intrinsic value and exercise price to market value relationship referred to above, based on the relationship between the trading prices on the New York Stock Exchange of Apogent common stock and SDS common stock trading on a “when issued” basis, during the period of “when issued” trading ending on the date of the spin-off. Other than the adjustment of the exercise price and the number of shares subject to each option, the terms of the SDS stock options received in exchange for Apogent stock options were the same as

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of the Apogent stock options for which they were exchanged. The SDS stock options issued in exchange for Apogent stock options were issued under SDS’s 2000 Long-Term Incentive Plan.

      Under SDS’s 2000 Long-Term Incentive Plan (the “2000 Stock Plan”), incentive stock options and nonqualified stock options may be granted to any full-time, non-union employee of SDS or any of its subsidiaries, including any employee who is a member of the Board of Directors, but excluding any director who is not an employee of SDS or any of its subsidiaries. Subject to the terms and provisions of the plan, options may be granted to eligible employees selected by the compensation committee of the Board of Directors, which administers the plan. The committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the options. The exercise price of an option granted under the plan is determined by the committee, but may not be less than 100% of the fair market value of the underlying SDS common stock on the date of grant.

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

      On September 25, 2001, SDS established the Sybron Dental Specialties, Inc. 2001 Long-Term Incentive Plan (the “2001 Stock Plan”). The 2001 Stock Plan permits the granting of nonqualified stock options to any full-time, non-union employee of SDS or any of its subsidiaries, excluding officers or directors of SDS. Subject to the terms and provisions of the 2001 Stock Plan, options may be granted to eligible employees selected by the compensation committee of the Board of Directors, which administers the 2001 Stock Plan. The committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the options. The exercise price of an option granted under the 2001 Stock Plan is determined by the committee, but may not be less than 100% of the fair market value of the underlying SDS common stock on the date of grant.

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

      The 2000 Outside Directors’ Stock Option Plan (the “Directors’ Plan”) is administered by the compensation committee of the Board of Directors. A maximum of 300,000 shares of SDS common stock may be issued pursuant to the exercise of nonqualified stock options granted under the Directors’ Plan. Shares subject to and not issued under an option which expires, terminates or is canceled for any reason shall again become available for the granting of options under the Directors’ Plan. These options are exercisable up to ten years from date of grant and vest on the date of grant.

      The granting of options is automatic under the Directors’ Plan. Upon the first meeting of the Board of Directors following the annual meeting of stockholders in 2001 through 2005, each person then serving SDS as a member of the Board of Directors who is not a full-time employee of SDS or its subsidiaries shall automatically be granted an option to purchase 10,000 shares of SDS common stock (subject to appropriate

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment for stock splits and other changes affecting the common stock). If there is not a sufficient number of remaining available shares under the Directors’ Plan to grant each outside director an option to purchase the number of shares specified, each outside director shall receive an option to purchase an equal number of the remaining available shares, determined by dividing the remaining available shares by the number of outside directors. The exercise price at which shares may be purchased under each option shall be 100% of the fair market value of SDS common stock on the date the option is granted.

      At September 30, 2003, 471,600 shares of common stock were reserved for future stock option grants under the above plans.

      The following is a summary of the stock option activity since December 11, 2000 (spin-off):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at September 30, 2000	—	$—
Conversions of Apogent options	2,329,593	12.33
Granted	3,057,617	15.57
Exercised	(132,809)	(9.66)
Canceled	(58,474)	(14.59)

Options outstanding at September 30, 2001	5,195,927	14.28
Options exercisable at September 30, 2001	1,559,109	12.16

Outstanding at September 30, 2001	5,195,927	14.28
Granted	329,903	19.10
Exercised	(97,671)	(12.57)
Canceled	(40,475)	(16.00)

Options outstanding at September 30, 2002	5,387,684	14.60
Options exercisable at September 30, 2002	2,728,850	13.50

Options outstanding at September 30, 2002	5,387,684	14.60
Granted	968,583	18.97
Exercised	(303,669)	(13.36)
Canceled	(300,700)	(15.94)

Options outstanding at September 30, 2003	5,751,898	$15.33

Options exercisable at September 30, 2003	3,365,640	$14.07

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information regarding options outstanding and options exercisable at September 30, 2003:

	Options outstanding
				Options exercisable
		Weighted-
	Outstanding at	average	Weighted-	Exercisable at	Weighted-
	September 30,	remaining	average	September 30,	average
Range of exercise prices	2003	contractual life	exercise price	2003	exercise price

$2.58 to $5.16	170,989	1.1	$4.87	170,989	$4.87
$5.17 to $7.75	51,028	2.3	6.54	51,028	6.54
$7.76 to $10.33	96,367	3.2	8.50	96,367	8.50
$12.92 to $15.49	4,543,184	6.5	14.83	2,792,038	14.59
$15.50 to $18.07	102,461	8.8	16.50	81,230	16.20
$18.08 to $20.66	340,448	8.0	19.12	173,988	19.14
$23.24 to $25.83	447,421	9.8	23.64	—	—

	5,751,898	6.7	15.33	3,365,640	14.07

      The Employee Stock Purchase Plan (“ESPP”) was approved by stockholders at the 2003 Annual Meeting of Stockholders. Under the terms of the ESPP, the Company is authorized to issue up to 500,000 shares of common stock to its employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have one to ten percent of their base pay withheld, not to exceed amounts allowed by the Internal Revenue Code, to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its price at the beginning or end of each six month offering period. As of September 30, 2003, 500,000 shares of common stock were authorized and available for issuance. The initial offering period of the ESPP ends on December 31, 2003. No fair value has yet been estimated for the initial purchase.

(14) Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	2003	2002	2001

Numerator for basic and diluted earnings per common share	$57,452	$31,599	$37,631
Denominator:
Weighted average common shares outstanding — basic	38,106	37,941	35,995
Effect of dilutive securities:
Employee stock options	1,222	1,208	1,084

Denominator for diluted earnings per common share	39,328	39,149	37,079
Basic earnings per common share	$1.51	$0.83	$1.05

Diluted earnings per common share	$1.46	$0.81	$1.01

      Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were 787,869, 7,477, and 2,391 in fiscal 2003, 2002 and 2001, respectively, because they were antidilutive.

(15) Commitments and Contingent Liabilities

      The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of their respective operations, including products liability, patent and trademark or other

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company utilizes third-party insurance for losses and liabilities associated with its operations, including workers compensation. The liability claims are subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Company’s estimates of the aggregate liability for claims incurred based on Company experience.

(16) Acquisitions

      The Company has completed six acquisitions since the beginning of 2001. The Company is subject to future purchase price adjustments, based upon earnout provisions, under two of the purchase agreements. The earnout provisions are subject to the achievement of certain financial goals. The acquired companies are all engaged in businesses related to the Company (see Note 19 for a description of business segments).

2003

Acquisition

      During fiscal 2003, the Company completed one stock acquisition in the Professional Dental segment in August 2003. The Company acquired SpofaDental a.s. in order to expand its presence in key Central and Eastern European markets. The purchase price of the stock the Company paid for the acquisition of SpofaDental a.s., including acquisition related expenses, and net of cash acquired, was approximately $16,237. The preliminary allocation of the purchase price, based on the estimated fair values of acquired net assets and liabilities assumed, reflects acquired goodwill of approximately $10,251, with the remaining acquisition cost allocated to the acquired net assets. The results of this acquisition are included in the Company’s results of operations as of the date it was acquired.

2002

Acquisition

      During fiscal 2002, the Company completed one asset acquisition in the Professional Dental segment in February 2002. The purchase price of the assets the Company purchased from Surgical Acuity, Inc., net of cash acquired, was approximately $8,315. The results of this acquisition are included in the Company’s results of operations as of the date it was acquired.

2001

Acquisitions

      During 2001, the Company completed four acquisitions for cash. The aggregate purchase price of the acquisitions (which are not significant, individually or in the aggregate), net of cash acquired, was approximately $51,498. The results of these acquisitions are included in the Company’s results of operations as of the date they were acquired. The total goodwill and intangibles for these acquired companies was approximately $37,409 and was being amortized over 5 to 30 years until October 1, 2002, the date the

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted SFAS No. 142 (see Note 6). The following unaudited table outlines acquisition information and the total assets prior to each acquisition.

		Total	Type of
Business Segment	Date	Assets	Acquisition

Professional Dental:
Hawe Neos Holdings S.A.	May 2001	$23,431	Stock
OBF Technologies, Inc.	June 2001	$482	Asset
Special Metals Corporation	December 2000	$1,042	Asset
Orthodontics:
Optident, Ltd.	December 2000	N/A	Asset

      The following unaudited pro forma financial information presents the consolidated results of the operations of the Company and the purchased businesses referred to above as if the 2003, 2002, and 2001 acquisitions had occurred as of the beginning of 2001 after giving effect to certain adjustments, including additional depreciation expense, increased interest expense on debt related to the acquisitions and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired companies constituted a single entity during such periods.

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2003	2002	2001

Net sales	$534,993	$471,895	$479,547
Net income	$57,576	$32,589	$40,933
Earnings per share — basic	$1.51	$0.86	$1.14
Earnings per share — diluted	$1.46	$0.83	$1.10

(17) Stockholders’ Equity

      Stock Offering: On June 8, 2001, the Company sold 2,650,000 shares of common stock in an underwritten public offering generating net proceeds of approximately $49,953, which were primarily used to repay funds borrowed to finance the acquisitions of Hawe Neos and OBF.

      Shareholder Rights Plan: On December 8, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company outstanding upon consummation of the spin-off on December 11, 2000, or issued thereafter. Each Right initially will entitle stockholders to buy one one-hundredth of a share of a series of preferred stock for sixty-five dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they become exercisable and will expire on December 11, 2010, unless earlier redeemed by the Company for $.01 each, or exchanged by the Company as provided in the Rights Agreement.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

	Years Ended September 30,

	2003			2002			2001

	Pre-tax	Tax Expense	Net	Pre-tax	Tax Expense	Net	Pre-tax	Tax Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation adjustments	$23,720	$8,760	$14,960	$11,805	$4,663	$7,142	$5,405	$2,167	$3,238
Unrealized (gain) loss on derivative instruments	(3,558)	(1,205)	(2,353)	7,086	3,715	3,371	(9,108)	(3,643)	(5,465)
Minimum pension liability adjustment	3,765	1,590	2,175	(7,812)	(3,046)	(4,766)	—	—	—

Other comprehensive income (loss)	$23,927	$9,145	$14,782	$11,079	$5,332	$5,747	$(3,703)	$(1,476)	$(2,227)

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

      Dividends paid to and capital contributions from Apogent: On December 11, 2000, Apogent completed the spin-off of SDS. Just prior to the spin-off, SDM paid Apogent a cash dividend of $67,927 representing the difference between $375,000 and the actual allocation of Apogent bank debt to SDM as of the spin-off, and SDM settled all intercompany loans and advances made to Apogent by SDM by way of a non-cash dividend to Apogent of $78,167, resulting in the settlement of the intercompany operating account. In addition, SDS paid $307,073 to Chase Manhattan Bank to satisfy the obligations attributable to it under Apogent’s credit facilities.

      To accomplish the above transactions, on December 11, 2000, the date of the spin-off, SDS borrowed approximately $375,000 under the Company’s December 11, 2000 credit facility with ABN AMRO Bank N.V.

      Apogent Charges: Apogent performed certain functions for the Company (legal, tax, treasury, consolidation accounting, financial reporting and insurance) and therefore charged its corporate office, general and administrative expenses to its subsidiaries. SDS’s share of such costs amounted to $730 in 2001. Services performed at the corporate office generally benefited the domestic operations, and therefore Apogent corporate office, general and administrative expenses were generally charged based on SDS’s domestic revenues as a percentage of total Apogent domestic revenues. Because general and administrative expenses at Apogent generally benefited domestic operations, Apogent considered this method to be a reasonable basis for allocation.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Related Party Transaction

      On September 1, 2000, one of SDS’s subsidiaries provided an executive officer of the Company with a three-year, unsecured interest-free loan in the amount of $400. The loan is payable in three annual installments of $100, $100 and $200, respectively, on September 1, 2001, 2002, and 2003. The loan was paid in full as of September 2003. The loan was included in other current assets in the September 30, 2002 consolidated balance sheet.

(19) Segment Information

      The Company’s operating subsidiaries are engaged in the manufacture and sale of dental products in the United States and other countries. Dental products were categorized in the business segments of Professional Dental and Orthodontics. A description of the business segments follows:

      Products in the Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials, instruments and sealers used in endodontics, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories, disposable infection prevention products for dental equipment, high level disinfectants and sterilants, and enzymatic cleaners and instruments care solutions for medial and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

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

      The corporate office general and administrative expenses have been allocated to the segments on the basis of domestic net sales.

      Information on these business segments is summarized as follows:

	Professional			Total
	Dental	Orthodontics	Eliminations	SDS

2003
Revenues:
External customer	$307,608	$218,783	$—	$526,391
Intersegment	4,726	8,371	(13,097)	—

Total revenues	$312,334	$227,154	$(13,097)	$526,391

Gross profit	168,705	122,084	—	290,789
Selling, general and administrative expenses	100,497	78,322	—	178,819
Operating income	68,208	43,762	—	111,970
Depreciation and amortization of other intangible assets	8,102	4,508	—	12,610
Interest expense	12,010	9,544	—	21,554
Segment assets	431,212	180,447	—	611,659
Expenditures for property, plant and equipment	4,906	4,247	—	9,153

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Professional			Total
	Dental	Orthodontics	Eliminations	SDS

2002
Revenues:
External customer	$279,523	$177,143	$—	$456,666
Intersegment	1,331	8,797	(10,128)	—

Total revenues	$280,854	$185,940	$(10,128)	$456,666

Gross profit	157,932	97,891	—	255,823
Selling, general and administrative expenses	96,736	66,881	—	163,617
Operating income	61,196	31,010	—	92,206
Depreciation and amortization of goodwill and other intangible assets	14,278	6,584	—	20,862
Interest expense	13,342	12,473	—	25,815
Segment assets	390,563	170,894	—	561,457
Expenditures for property, plant and equipment	9,901	5,793	—	15,694

2001
Revenues:
External customer	$260,964	$178,583	$—	$439,547
Intersegment	2,014	7,345	(9,359)	—

Total revenues	$262,978	$185,928	$(9,359)	$439,547

Gross profit	146,137	103,249	—	249,386
Selling, general and administrative expenses	82,610	67,225	—	149,835
Operating income	63,527	36,024	—	99,551
Depreciation and amortization of goodwill and other intangible assets	11,515	7,464	—	18,979
Interest expense	17,739	15,719	—	33,458
Segment assets	361,631	163,696	—	525,327
Expenditures for property, plant and equipment	9,790	4,626	—	14,416

      In fiscal 2003, one distributor accounted for more than 10% of the Company’s consolidated net sales, selling primarily into the dental segment. No one customer accounted for more than 10% of consolidated net sales for fiscal 2002 or 2001.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

	2003	2002	2001

Net Sales:
United States:
Customers	$299,518	$268,027	$268,379
Inter-geographic	30,891	27,137	25,027

	330,409	295,164	293,406

Europe:
Customers	132,923	106,029	87,398
Inter-geographic	61,135	42,985	46,088

	194,058	149,014	133,486

All other areas:
Customers	93,950	82,610	83,770
Inter-geographic	19,533	13,942	13,872

	113,483	96,552	97,642
Inter-geographic sales	(111,559)	(84,064)	(84,987)

Total net sales	$526,391	$456,666	$439,547

Net property, plant and equipment:
United States	$34,228	$35,597	$35,434
Europe	28,456	22,514	17,577
All other areas	18,066	17,391	15,908

Total net property, plant and equipment	$80,750	$75,502	$68,919

(20)	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

2003
Net sales	$120,149	$134,267	$134,232	$137,743	$526,391

Gross profit	$64,575	$74,350	$74,382	$77,482	$290,789

Net income(a)	$9,565	$15,607	$14,979	$17,301	$57,452

Basic earnings per share	$0.25	$0.41	$0.39	$0.45	$1.51

Diluted earnings per share	$0.25	$0.40	$0.38	$0.43	$1.46

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

2002
Net sales	$97,765	$124,694	$119,303	$114,904	$456,666

Gross profit	$54,693	$70,562	$67,326	$63,242	$255,823

Net income(b)	$7,503	$13,227	$3,931	$6,938	$31,599

Basic earnings per share	$0.20	$0.35	$0.10	$0.18	$0.83

Diluted earnings per share	$0.19	$0.34	$0.10	$0.18	$0.81

2001
Net sales	$98,458	$112,843	$107,257	$120,989	$439,547

Gross profit	$56,319	$64,463	$61,498	$67,106	$249,386

Net income(b)	$7,410	$11,429	$9,388	$9,404	$37,631

Basic earnings per share	$0.21	$0.33	$0.26	$0.25	$1.05

Diluted earnings per share	$0.21	$0.32	$0.25	$0.23	$1.01

(a)	On October 1, 2002, the Company adopted the provisions of the Statement of Accounting Financial Standards No. 142, and accordingly, discontinued amortizing goodwill and certain other intangible assets in fiscal 2003. The Company’s fiscal 2003 results also include a $0.5 million gain, net of tax, on the sale of the San Diego facility in the second quarter and a $0.9 million one-time tax benefit of a settlement in Canada in the fourth quarter.

(b)	Restructuring charges were recorded in the amount of $3,666 and $2,379 in the fourth quarter of 2002 and 2001, respectively.

(21)	Condensed Consolidating Financial Information

      The Company’s domestic subsidiaries are guarantors of the Company’s 8 1/8% Senior Subordinated Notes due 2012, on an unsecured senior subordinated basis. Except to the extent necessary to avoid a fraudulent conveyance, the note guarantees are full and unconditional. The notes and the subsidiary guarantees are unsecured and subordinated to all of the Company’s and the Company’s guarantor subsidiaries’ existing and future unsubordinated debt, including debt under the Credit Facility entered into on June 6, 2002.

      Prior to January 1, 2003, SDM was a guarantor subsidiary of the Company’s Senior Subordinated Notes. Effective January 1, 2003, SDM was merged into SDS. Prior period condensed consolidating financial information has been adjusted to reflect this merger.

      Below are the unaudited condensed consolidating balance sheets as of September 30, 2003, and 2002, statements of operations for the years ended September 30, 2003, 2002 and 2001, and statement of cash flows for the years ended September 30, 2003, 2002, and 2001, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$3,817	$1,164	$17,887	$—	$22,868
Account receivable, net	108	55,242	48,215	—	103,565
Inventories, net	—	56,561	27,678	—	84,239
Other current assets	7,845	2,695	5,980	—	16,520

Total current assets	11,770	115,662	99,760	—	227,192
Property, plant and equipment, net	8,684	25,544	46,522	—	80,750
Goodwill	—	192,976	65,614	—	258,590
Intangible assets, net	—	16,277	178	—	16,455
Intercompany balances	—	186,371	75,946	(262,317)	—
Other assets	15,395	10,897	2,380	—	28,672

Total assets	$35,849	$547,727	$290,400	$(262,317)	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$768	$13,665	$5,187	$—	$19,620
Current portion of long-term debt	—	1,285	2,429	—	3,714
Income taxes payable	10,929	(1,183)	6,735	(207)	16,274
Accrued expenses and other current liabilities	11,496	23,502	19,890	—	54,888

Total current liabilities	23,193	37,269	34,241	(207)	94,496
Long-term debt	10,000	109,871	4,137	—	124,008
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	13,036	—	712	—	13,748
Other liabilities	20,528	94	800	—	21,422
Intercompany balances	178,414	—	—	(178,414)	—
Commitments and contingent liabilities	—	—	—	—	—
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	4,274	53	7,081	(11,025)	383
Additional paid-in capital	(275,815)	281,295	139,535	(70,081)	74,934
Retained earnings (accumulated deficit)	(70,045)	113,330	85,349	(2,590)	126,044
Accumulated other comprehensive income (loss)	(17,736)	5,815	18,545	—	6,624

Total stockholders’ equity (deficit)	(359,322)	400,493	250,510	(83,696)	207,985

Total liabilities and stockholders’ equity (deficit)	$35,849	$547,727	$290,400	$(262,317)	$611,659

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2002

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and equivalents	$(4)	$(3,928)	$16,584	$—	$12,652
Account receivable, net	298	46,881	33,300	—	80,479
Inventories, net	—	64,416	25,269	—	89,685
Other current assets	10,833	6,907	3,850	—	21,590

Total current assets	11,127	114,276	79,003	—	204,406
Property, plant and equipment, net	9,408	26,189	39,905	—	75,502
Goodwill	—	192,611	48,794	—	241,405
Intangible assets, net	1,004	16,527	180	—	17,711
Intercompany balances	—	185,948	88,935	(274,883)	—
Other assets	8,552	11,749	2,132	—	22,433

Total assets	$30,091	$547,300	$258,949	$(274,883)	$561,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$873	$8,476	$5,578	$—	$14,927
Current portion of long-term debt	—	1,833	1,360	—	3,193
Income taxes payable	(2,304)	35	5,281	377	3,389
Accrued expenses and other current liabilities	14,073	18,855	14,818	—	47,746

Total current liabilities	12,642	29,199	27,037	377	69,255
Long-term debt	47,000	135,806	4,838	—	187,644
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	10,838	—	606	—	11,444
Other liabilities	11,183	173	615	—	11,971
Intercompany balances	186,932	—	—	(186,932)	—
Commitments and contingent liabilities	—	—	—	—	—
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	4,271	53	7,081	(11,025)	380
Additional paid-in capital	(280,420)	289,091	135,787	(74,129)	70,329
Retained earnings (accumulated deficit)	(99,873)	94,242	77,510	(3,287)	68,592
Accumulated other comprehensive income (loss)	(12,482)	(1,264)	5,475	113	(8,158)

Total stockholders’ equity (deficit)	(388,504)	382,122	225,853	(88,328)	131,143

Total liabilities and stockholders’ equity (deficit)	$30,091	$547,300	$258,949	$(274,883)	$561,457

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

	For The Year Ended September 30, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$312,065	$227,423	$(13,097)	$526,391
Cost of sales	1,024	111,937	135,738	(13,097)	235,602

Gross profit	(1,024)	200,128	91,685	—	290,789
Selling, general and administrative expenses	21,615	100,500	56,704	—	178,819

Operating income (loss)	(22,639)	99,628	34,981	—	111,970
Other income (expense):
Interest expense	(13,992)	(7,233)	(329)	—	(21,554)
Other, net	36,631	(33,660)	(3,812)	—	(841)

Income before income taxes	—	58,735	30,840	—	89,575
Income taxes	—	22,660	9,670	(207)	32,123

Net income	$—	$36,075	$21,170	$207	$57,452

	For The Year Ended September 30, 2002

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$277,259	$189,535	$(10,128)	$456,666
Cost of sales	879	99,926	110,058	(10,020)	200,843

Gross profit	(879)	177,333	79,477	(108)	255,823
Selling, general and administrative expenses	16,197	102,085	45,419	(84)	163,617

Operating income (loss)	(17,076)	75,248	34,058	(24)	92,206
Other income (expense):
Interest expense	(8,754)	(16,694)	(367)	—	(25,815)
Other, net	30,516	(32,798)	(11,816)	—	(14,098)

Income before income taxes	4,686	25,756	21,875	(24)	52,293
Income taxes	—	10,329	10,313	52	20,694

Net income	$4,686	$15,427	$11,562	$(76)	$31,599

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

	For The Year Ended September 30, 2001

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$283,996	$164,910	$(9,359)	$439,547
Cost of sales	1,051	101,724	96,637	(9,251)	190,161

Gross profit	(1,051)	182,272	68,273	(108)	249,386
Selling, general and administrative expenses	17,000	89,306	41,965	1,564	149,835

Operating income (loss)	(18,051)	92,966	26,308	(1,672)	99,551
Other income (expense):
Interest expense	(10,371)	(22,854)	(233)	—	(33,458)
Other, net	19,940	(21,253)	(1,122)	(856)	(3,291)

Income (loss) before income taxes	(8,482)	48,859	24,953	(2,528)	62,802
Income taxes	(303)	19,172	9,507	(3,205)	25,171

Net income (loss)	$(8,179)	$29,687	$15,446	$677	$37,631

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$44,804	$36,698	$5,550	$113	$87,165
Cash flow from investing activities:
Capital expenditures	(1,008)	(4,501)	(3,644)	—	(9,153)
Proceeds from sales of property, plant, and equipment	—	5,261	98	—	5,359
Net payments for business acquired	—	—	(16,237)	—	(16,237)
Payments for intangibles	—	(1,192)	(226)	—	(1,418)

Net cash used in investing activities	(1,008)	(432)	(20,009)	—	(21,449)
Cash flows from financing activities:
Proceeds from credit facility	138,000	25,000	—	—	163,000
Principal payments on credit facility	(175,000)	(51,361)	—	—	(226,361)
Proceed from long-term debt	—	—	4,063	—	4,063
Principal payments on long-term debt	—	(173)	(4,304)	—	(4,477)
Payment of deferred financing fees	—	(473)	—	—	(473)
Cash received from exercise of stock options	4,004	—	—	—	4,004

Net cash used in financing activities	(32,996)	(27,007)	(241)	—	(60,244)
Effect of exchange rate changes on cash and cash equivalents	(5,076)	7,079	2,854	(113)	4,744
Net change in intercompany balances	(1,903)	(11,246)	13,149	—	—

Net increase in cash and cash equivalents	3,821	5,092	1,303	—	10,216
Cash and cash equivalents at beginning of period	(4)	(3,928)	16,584	—	12,652

Cash and cash equivalents at end of period	$3,817	$1,164	$17,887	$—	$22,868

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,565	$8,341	$329	$—	$23,235

Cash paid during the year for income taxes	$2,371	$—	$10,628	$—	$12,999

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2002

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(1,686)	$36,620	$19,766	$(23)	$54,677
Cash flow from investing activities:
Capital expenditures	(1,781)	(5,362)	(8,551)	—	(15,694)
Proceeds from sales of property, plant, and equipment	—	1,204	23	—	1,227
Net payments for business acquired	—	(8,315)	—	—	(8,315)
Payments for intangibles	(1,004)	(1,518)	(3,316)	—	(5,838)

Net cash used in investing activities	(2,785)	(13,991)	(11,844)	—	(28,620)
Cash flows from financing activities:
Proceeds from credit facility	323,500	130,000	—	—	453,500
Principal payments on credit facility	(328,000)	(283,823)	—	—	(611,823)
Proceed from long-term debt	—	—	1,855	—	1,855
Principal payments on long-term debt	—	(427)	(250)	—	(677)
Payment of deferred financing fees	—	(11,993)	—	—	(11,993)
Proceed from sale of senior subordinated notes	150,000	—	—	—	150,000
Payment of prepayment penalty and terminated interest rate swap related to refinancing	—	(5,305)	—	—	(5,305)
Cash received from exercise of stock options	1,203	—	—	—	1,203
Payment of terminated cross currency debt swap	—	(1,497)	—	—	(1,497)

Net cash provided by (used in) financing activities	146,703	(173,045)	1,605	—	(24,737)
Effect of exchange rate changes on cash and cash equivalents	(1,255)	1,268	2,977	23	3,013
Net change in intercompany balances	(141,471)	143,494	(2,023)	—	—

Net increase (decrease) in cash and cash equivalents	(494)	(5,654)	10,481	—	4,333
Cash and cash equivalents at beginning of period	490	1,726	6,103	—	8,319

Cash and cash equivalents at end of period	$(4)	$(3,928)	$16,584	$—	$12,652

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,243	$18,856	$175	$—	$24,274

Cash paid during the year for income taxes	$15,856	$—	$10,049	$—	$25,905

Supplemental disclosures of non-cash investing and financing activities:
Non-cash charge for the de-designation of interest rate swaps	$—	$3,223	$—	$—	$3,223

Non-cash charges for the write-off of deferred financing fees	$1,281	$3,190	$—	$—	$4,471

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2001

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(36,509)	$140,175	$(36,867)	$(89)	$66,710
Cash flow from investing activities:
Capital expenditures	(1,466)	(9,489)	(3,461)	—	(14,416)
Proceeds from sales of property, plant, and equipment	4	24	96	—	124
Net payments for business acquired	—	(6,500)	(44,998)	—	(51,498)
Payments for intangibles	—	(2,240)	(637)	—	(2,877)

Net cash used in investing activities	(1,462)	(18,205)	(49,000)	—	(68,667)
Cash flows from financing activities:
Proceeds from credit facility	249,000	313,160	—	—	562,160
Principal payments on credit facility	(197,500)	(341,521)	—	—	(539,021)
Proceed from long-term debt	—	—	937	—	937
Principal payments on long-term debt	(4)	(117)	(1,472)	—	(1,593)
Payment of deferred financing fees	(1,607)	(3,887)	—	—	(5,494)
Payment of Apogent dividend	(67,927)	—	—	—	(67,927)
Proceeds from stock offering, net of offering costs	49,953	—	—	—	49,953
Capital contribution from Apogent	4,612	—	—	—	4,612
Cash received from exercise of stock options	1,283	—	—	—	1,283
Net change in advances and loans to Apogent	(404)	—	—	—	(404)

Net cash provided by (used in) financing activities	37,406	(32,365)	(535)	—	4,506
Effect of exchange rate changes on cash and cash equivalents	(4,282)	168	4,012	89	(13)
Net change in intercompany balances	6,268	(89,416)	83,148	—	—

Net increase in cash and cash equivalents	1,421	357	758	—	2,536
Cash and cash equivalents at beginning of period	(931)	1,369	5,345	—	5,783

Cash and cash equivalents at end of period	$490	$1,726	$6,103	$—	$8,319

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,744	$20,693	$342	$—	$24,779

Cash paid during the year for income taxes	$10,372	$711	$9,049	$—	$20,132

Supplemental disclosures of non-cash investing and financing activities:
Non-cash dividend to Apogent	$78,167	$—	$—	$—	$78,167

Non-cash charges for the write-off of deferred financing fees	$837	$—	$—	$—	$837

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

ITEM 9A.	Controls and Procedures

      Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

      Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, we have concluded that there have been no such changes during the Company’s fourth fiscal quarter.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information called for by Item 10 of Form 10-K with respect to directors, executive officers and the audit committee is incorporated herein by reference to such information included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 2004 (the “2004 Annual Meeting Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in our 2004 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

      The information regarding the Company’s audit committee financial expert[s] set forth under the caption “Audit Committee” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11.	Executive Compensation

      The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the captions “Executive Compensation” and “Election of Directors — Directors’ Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions

      Any information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the captions “Election of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14.	Principal Accounting Fees and Services

      The information called for by Item 14 is incorporated herein by reference to such information included in the 2004 Annual Meeting Proxy Statement under the captions “Audit Committee — Independent Auditors’ Fees” and “Audit Committee — Pre-Approval Policy.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

      1.     The consolidated financial statements of Sybron Dental Specialties, Inc. and its subsidiaries filed under Item 8:

      2.     Financial Statement Schedules.

      The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

Page

Independent Auditors’ Report	90
Schedule II — Valuation and Qualifying Accounts	91

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

      (b) Reports on Form 8-K.

      On July 29, 2003, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter and nine-month period ended June 30, 2003.

      On August 5, 2003, the Company furnished a Current Report on Form 8-K furnishing the transcript of the Company’s July 29, 2003 conference call, in which the Company reported on the results of its operations for the quarter and nine-month period ended June 30, 2003.

      On November 18, 2003 the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter and twelve-month period ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 19, 2003

SYBRON DENTAL SPECIALTIES, INC.

By:	/s/ FLOYD W. PICKRELL, JR.

Floyd W. Pickrell, Jr.,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ FLOYD W. PICKRELL, JR. Floyd W. Pickrell, Jr.	President and Chief Executive Officer	December 19, 2003

Principal Financial Officer and Principal Accounting Officer:

/s/ GREGORY D. WALLER Gregory D. Waller	Vice President — Finance, Chief Financial Officer and Treasurer	December 19, 2003

All of the members of the Board of Directors:

DENNIS B. BROWN* Dennis B. Brown

DONALD N. ECKER* Donald N. Ecker

ROBERT W. KLEMME* Robert W. Klemme

JAMES R. PARKS* James R. Parks

FLOYD W. PICKRELL, JR.* Floyd W. Pickrell, Jr.

WILLIAM E.B. SIART* William E.B. Siart

Signature	Title	Date

KENNETH F. YONTZ* Kenneth F. Yontz

*By: /s/ GREGORY D. WALLER Gregory D. Waller Attorney and Agent for each member of the Board of Directors of Sybron Dental Specialties, Inc. under Powers of Attorney dated December 15, 2003		December 19, 2003

Independent Auditors’ Report

The Board of Directors and Stockholders
Sybron Dental Specialties, Inc.:

      On November 17, 2003, we reported on the consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2003, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 8. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Costa Mesa, California
November 17, 2003

SCHEDULE II

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2003, 2002 and 2001

		Additions

	Balance at	Charged to	Charged to
	Beginning	Cost And	Other				Balance at
Description	of Year	Expenses	Accounts		Deductions		End of Year

	(in thousands)
Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful receivables	$1,400	$400	$857	(d)	$410	(a)	$2,247

Inventory reserves	$4,474	$3,776	$305	(d)	$4,188	(b)	$4,367

Legal reserves	$743	$2,826	$—		$2,677	(c)	$892

Restructuring reserve	$4,130	$—	$—		$2,644		$1,486

Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful receivables	$1,657	$600	$130	(d)	$987	(a)	$1,400
Inventory reserves	$1,544	$2,573	$93	(d)	$(264	)(b)	$4,474

Legal reserves	$663	$1,576	$—		$1,496	(c)	$743

Restructuring reserve	$2,775	$3,666	$—		$2,311		$4,130

Year ended September 30, 2001
Deducted from asset accounts:
Allowance for doubtful receivables	$2,056	$1,259	$381	(d)	$2,039	(a)	$1,657

Inventory reserves	$4,347	$1,442	$578	(d)	$4,823	(b)	$1,544

Legal reserves	$224	$1,023	$—		$584	(c)	$663

Restructuring reserve	$2,403	$2,379	$—		$2,007	(e)	$2,775

Note: Above additions and deductions include the effects of foreign currency rate changes.

(a)	Non-collectable accounts written off, net of recoveries.

(b)	Inventory written off.

(c)	Net disbursements.

(d)	Includes reserves of acquired businesses.

(e)	Net disbursements include the write-off of $250 for fixed assets.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX
TO
2003 ANNUAL REPORT ON FORM 10-K

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

2.1	Contribution Agreement, Plan and Agreement of Reorganization and Distribution, dated as of November 28, 2000, between Sybron International Corporation (“Sybron International”), the Registrant and Sybron Dental Management, Inc. (excluding the forms of the ancillary agreements attached thereto as exhibits, definitive copies of which are filed as Exhibits 2.2 through 2.8 below)	Exhibit 2.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”)
2.2	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.2 to the 2000 10-K
2.3	Trade Name Assignment and Transitional Trade Name Use and License Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.3 to the 2000 10-K
2.4	Insurance Matters Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.4 to the 2000 10-K
2.5	Employee Benefits Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.5 to the 2000 10-K
2.6	Tax Sharing and Indemnification Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.6 to the 2000 10-K
2.8	Confidentiality and Nondisclosure Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.8 to the 2000 10-K
3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/ A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/ A No. 2”)
	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the 2000 10-K
3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/ A No. 2
4.1	Restated Certificate of Incorporation and Bylaws of Registrant	Exhibit 3.1 and 3.2 hereto

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

4.2	Rights Agreement, dated as of December 8, 2000, between Registrant and Equiserve Trust Company, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)	Exhibit 4 to the Registrant’s Current Report on Form 8-K dated December 8, 2000 and filed on December 12, 2000
4.3	Indenture dated as of June 6, 2002, between Registrant, its subsidiary guarantors, and Wilmington Trust Company providing for Registrant’s 8 1/8% Senior Subordinated Notes due 2012	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (“Third Quarter 2002 10-Q”)
4.4	Credit Agreement, dated as of June 6, 2002, between Registrant and certain of its subsidiaries and Credit Suisse First Boston and other lenders	Exhibit 4.4 to the Third Quarter 2002 10-Q
4.5	Amendment to Credit Agreement dated as of December 20, 2002	Exhibit 4.2 to the First Quarter 2003 10-Q
10.1*	2000 Long-Term Incentive Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2001 (“First Quarter 2002 10-Q”)
10.2*	Form of Nonqualified Stock Option Agreement under the 2000 Long-Term Incentive Plan	Exhibit 10.2 to the 2000 10-K
10.3*	2000 Outside Directors’ Stock Option Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.3 to the First Quarter 2002 10-Q
10.4*	Form of Director Nonqualified Stock Option Agreement under the 2000 Outside Directors’ Stock Option Plan	Exhibit 10.4 to the 2000 10-K
10.5*	Senior Executive Incentive Compensation Plan	Exhibit A to the Registrant’s Proxy Statement dated Dec. 28, 2001 for the 2002 Annual Meeting of Stockholders
10.6*	Form of Executive Employment Agreement with executive officers	Exhibit 10.4 to the Form 10/ A No. 2
10.7*	Form of Indemnification Agreement for directors and executive officers	Exhibit 10.5 to the Form 10/ A No. 2
10.8*	Promissory Note in favor of Sybron Dental Specialties, Inc. from Stephen J. Tomassi	Exhibit 10.8 to the 2000 10-K
10.9	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Ormco Corporation; as tenant	Exhibit 10(bb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.10	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Kerr Manufacturing Company, as tenant	Exhibit 10(dd) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

Exhibit		Incorporated Herein	Filed
Number	Description	By Reference To	Herewith

10.11	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Ormco Corporation, as tenant	Exhibit 10(rr) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.12	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Ormco Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(xx) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.13	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Kerr Manufacturing Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(zz) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)
10.14*	2001 Long-Term Incentive Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.14 to the First Quarter 2002 10-Q
10.15*	Form of Nonqualified Stock Option Agreement under the 2001 Long-Term Incentive Plan	Exhibit 10.15 to the Registrants 10-K for the fiscal year ended September 30, 2002
10.16*	Employee Stock Purchase Plan	Exhibit A to the Registrant’s Proxy Statement dated December 30, 2002 for the 2003 Annual Meeting of Stockholders
18	Letter of KPMG LLP Regarding Change in Accounting Principle	Exhibit 18.1 to the Third Quarter 2002 10-Q
21	Subsidiaries of the Registrant		X
23	Consent of KPMG LLP		X
24	Powers of Attorney of Directors of the Registrant		X
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X
32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

**	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.