Form 10-Q
period 2003-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2004-02-11
CIK 1121302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-16057

SYBRON DENTAL SPECIALTIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0920985
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1717 WEST COLLINS AVENUE, ORANGE, CALIFORNIA 92867
(Address of principal executive offices) (Zip Code)

(714) 516-7400
(Registrant’s Telephone Number, Including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☒     No ☐

     At February 4, 2004, there were 38,412,775 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2003	2003

	(in thousands except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,047	$22,868
Accounts receivable, net	86,638	103,565
Inventories	85,407	84,239
Deferred income taxes	4,530	4,896
Prepaid expenses and other current assets	12,390	11,624

Total current assets	212,012	227,192
Property, plant and equipment, net	81,292	80,750
Goodwill	260,974	258,590
Intangible assets, net	16,388	16,455
Other assets	28,412	28,672

Total assets	$599,078	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,455	$19,620
Current portion of long-term debt	4,508	3,714
Income taxes payable	15,904	16,274
Accrued payroll and employee benefits	22,660	28,712
Restructuring reserve	1,463	1,486
Accrued rebates	11,712	9,872
Accrued interest	731	3,901
Other current liabilities	8,406	10,917

Total current liabilities	80,839	94,496
Long-term debt	104,438	124,008
Senior subordinated notes	150,000	150,000
Deferred income taxes	11,709	13,748
Other liabilities	28,058	21,422

Total liabilities	375,044	403,674
Commitments and contingent liabilities
Subsequent event
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares, no shares outstanding	—	—
Common stock, $.01 par value; authorized 250,000,000 shares, 38,387,634 and 38,285,224 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	384	383
Additional paid-in capital	76,875	74,934
Retained earnings	137,993	126,044
Accumulated other comprehensive income	8,782	6,624

Total stockholders’ equity	224,034	207,985

Total liabilities and stockholders’ equity	$599,078	$611,659

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	December 31,

	2003	2002

	(in thousands except per share amounts)
Net sales	$131,857	$120,149
Cost of sales	59,899	55,574

Gross profit	71,958	64,575
Selling, general and administrative expenses	48,193	42,714
Amortization of intangible assets	309	404

Total selling, general and administrative expenses	48,502	43,118

Operating income	23,456	21,457
Other expense:
Interest expense	(5,160)	(5,576)
Amortization of deferred financing fees	(407)	(421)
Other, net	(54)	(33)

Income before income taxes	17,835	15,427
Income taxes	5,886	5,862

Net income	$11,949	$9,565

Basic earnings per share	$0.31	$0.25

Diluted earnings per share	$0.30	$0.25

Weighted average shares outstanding:
Basic	38,310	37,990

Diluted	39,897	38,259

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)

	Common Stock
					Accumulated
			Additional		Other	Total	Total
	Number of		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Equity	Income

	(in thousands except share amounts)
Balance at September 30, 2003	38,285,224	$383	$74,934	$126,044	$6,624	$207,985
Comprehensive income:
Net income	—	—	—	11,949	—	11,949	$11,949
Translation adjustment	—	—	—	—	3,504	3,504	3,504
Unrealized loss on derivative instruments	—	—	—	—	(1,346)	(1,346)	(1,346)

Total comprehensive income							$14,107

Issuance of common stock from stock options exercised	76,019	1	1,141	—	—	1,142
Income tax benefit from stock options exercised			278	—	—	278
Issuance of common stock from ESP plan	26,391	—	522	—	—	522

Balance at December 31, 2003	38,387,634	$384	$76,875	$137,993	$8,782	$224,034

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$11,949	$9,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,355	2,851
Amortization of intangible assets	309	404
Amortization of deferred financing fees	407	421
Loss (gain) on sales of property, plant and equipment	(5)	206
Provision for losses on doubtful receivables	197	209
Inventory provisions	1,069	1,082
Deferred income taxes	(1,673)	(2,612)
Tax benefit from issuance of stock under employee stock plan	278	—
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in accounts receivable	16,757	(254)
(Increase)/decrease in inventories	(1,910)	1,888
(Increase)/decrease in prepaid expenses and other current assets	(766)	671
Decrease in accounts payable	(4,165)	(2,082)
Increase/(decrease) in income taxes payable	(370)	3,111
Increase/(decrease) in accrued payroll and employee benefits	(6,052)	1,875
Increase in accrued rebates	1,840	2,802
Decrease in restructuring reserve	(23)	(581)
Decrease in accrued interest	(3,170)	(3,245)
Increase/(decrease) in other current liabilities	(2,511)	842
Net change in other assets and liabilities	4,790	4,942

Net cash provided by operating activities	20,306	22,095
Cash flows from investing activities:
Capital expenditures	(2,679)	(730)
Proceeds from sales of property, plant, and equipment	118	6
Payments for intangibles	(232)	(364)

Net cash used in investing activities	(2,793)	(1,088)
Cash flows from financing activities:
Proceeds from credit facility	33,500	36,500
Principal payments on credit facility	(51,210)	(45,387)
Proceeds from long-term debt	818	846
Principal payments on long-term debt	(2,030)	(1,866)
Payment of deferred financing fees	—	(473)
Cash received from exercise of stock options	1,142	44
Cash received from ESP plan	522	—

Net cash used in financing activities	(17,258)	(10,336)
Effect of exchange rate changes on cash and cash equivalents	(76)	(1,570)

Net increase in cash and cash equivalents	179	9,101
Cash and cash equivalents at beginning of period	22,868	12,652

Cash and cash equivalents at end of period	$23,047	$21,753

Supplemental cash flow information:
Cash paid during the period for interest	$8,434	$9,257

Cash paid during the period for income taxes	$4,906	$2,774

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OVERVIEW AND BASIS OF PRESENTATION

     Sybron Dental Specialties, Inc. (“SDS” or the “Company”) was incorporated in Delaware on July 17, 2000. At the time of its incorporation the Company was a wholly-owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. (“Apogent”). The Company was created to effect the spin-off by Apogent of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to SDS, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. (“SDM”), which owned, directly or indirectly, the stock or other equity interest in the subsidiaries that held substantially all of the assets and liabilities of Apogent’s then dental business. Apogent then distributed to its shareholders, by means of pro rata distribution, all of the Company’s outstanding common stock together with related preferred stock purchase rights (the “spin-off”). As a result, SDS became an independent, publicly traded company.

     The unaudited condensed consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarters ended December 31, 2003 and 2002 refer to the first quarters of fiscal years 2004 and 2003, respectively. The Company has reclassified certain prior year data to conform to the 2004 presentation.

     In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. The results for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. This information should only be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. INVENTORIES

     Inventories at December 31, 2003 and September 30, 2003 are presented below.

	December 31,	September 30,
	2003	2003

Raw materials and supplies	$21,362	$21,851
Work in process	17,546	19,211
Finished goods	51,608	47,544
Inventory reserves	(5,109)	(4,367)

	$85,407	$84,239

3. GOODWILL AND INTANGIBLE ASSETS, NET

     Intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives. The following table details the balances of the intangible assets as of December 31, 2003:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Intangibles Assets Subject To Amortization
Proprietary technology	$15,669	$9,370	$6,299
Other	15,274	14,896	378

Total	$30,943	$24,266	6,677

Intangibles Assets Not Subject To Amortization
Trademarks			9,711

Total Intangible Assets			$16,388

     The following table represents the estimated amortization (calculated as of December 31, 2003) for each of the five twelve-month periods indicated:

	2004	2005	2006	2007	2008

Amortization of intangible assets	$939	$758	$635	$600	$574

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to perform an assessment at least annually (or whenever events or changes in circumstances indicate that the carrying value may not be recoverable), of whether there is an indication that goodwill or non-amortizing intangible assets were impaired as of the date of the last assessment. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2003. The Company then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company has determined that there was no goodwill or non-amortizing intangible asset impairment as of October 1, 2003.

4. EMPLOYEE BENEFIT PLANS

     Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Eligible salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits only if they reach retirement age while working for SDS. However, under the current collective bargaining agreement between Kerr Corporation and the United Auto Workers, the bargaining unit employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company’s contributions were frozen at the levels equal to the Corporation’s contributions on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

     The following table provides the components of net periodic benefit cost:

			Other Postretirement
	Pension Benefits		Benefits

	Three Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Service cost	$985	$786	$119	$73
Interest cost	820	726	205	171
Expected return on plan assets	(948)	(768)	—	—
Amortization of prior service cost	24	25	—	—
Amortization of actuarial loss	302	173	121	65

Net periodic benefit cost	$1,183	$942	$445	$309

     The Company is currently assessing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The accumulated benefit obligation and the net periodic benefit cost do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The issued guidance could require the Company to change previously reported information.

     The Company’s funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under SFAS No. 87, “Employers’ Accounting for Pensions.” The calculations required to determine the amount of the annual contributions are typically performed in the third quarter of each fiscal year. The current fiscal year’s contributions have not yet been calculated.

5. RESTRUCTURING CHARGES

     In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge is primarily composed of severance and termination costs associated with the 71 employees whose employment the Company has either terminated or plans to terminate as a result of the consolidation of several of the Company’s European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 in restructuring charges, approximately $3,064 requires settlement in cash related to severance and contractual obligations, $300 requires settlement in cash for tax liabilities included in income taxes payable and the balance of approximately $302 relates to non-cash charges. The Company expects to complete the balance of the 2002 restructuring plan by the end of fiscal 2004.

     The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$—	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	—	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	—	300	—	33	903
Fiscal 2004 Cash Payments	24	—	—	—	—	—	—	—	24

December 31, 2003 Balance	$492	$54	$—	$—	$—	$300	$—	$33	$879

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company has either terminated or plans to terminate as a result of the 2002 European restructuring plan.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents $300 for tax liabilities included in income taxes payable.

(e)	Amount represents certain contractual obligations.

     In June 1998, SDS recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

     The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

		Lease	Shut-Down	Inventory	Fixed		Contractual
	Severance	Payments	Costs	Write-Off	Assets	Tax	Obligations	Other	Total

	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Payments	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Payments	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Non-Cash Payments	—	—	—	—	—	—	—	(1)	(1)

December 31, 2003 Balance	$—	$—	$—	$—	$—	$700	$—	$184	$884

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

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)	Amount represents certain contractual obligations.

6. SEGMENT INFORMATION

     The Company is a global manufacturer and marketer of a broad range of consumable dental products and related small equipment, and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. The Company’s subsidiaries operate in two business segments: Professional Dental and Orthodontics.

     The following table presents the results of operations for these business segments for the quarters ended December 31:

	Professional
	Dental	Orthodontics	Eliminations	Total SDS

2003
Revenues:
External customer	$71,444	$60,413	$—	$131,857
Intersegment	1,117	957	(2,074)	—

Total revenues	$72,561	$61,370	$(2,074)	$131,857

Gross profit	$38,123	$33,835	$—	$71,958
Selling, general and administrative expenses	26,527	21,975	—	48,502
Operating income	11,596	11,860	—	23,456
2002
Revenues:
External customer	$70,928	$49,221	$—	$120,149
Intersegment	1,927	2,624	(4,551)	—

Total revenues	$72,855	$51,845	$(4,551)	$120,149

Gross profit	$38,403	$26,172	$—	$64,575
Selling, general and administrative expenses	24,629	18,489	—	43,118
Operating income	13,774	7,683	—	21,457

     The following table presents the segment assets as of December 31, 2003 compared to the prior fiscal year end:

	Professional
	Dental	Orthodontics	Eliminations	Total SDS

December 31, 2003	436,209	162,869	—	599,078
September 30, 2003	431,212	180,447	—	611,659

7. EARNINGS PER SHARE

     Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options as follows:

	Three Months Ended
	December 31,

	2003	2002

Basic shares outstanding (weighted average)	38,310	37,990
Effect of dilutive securities	1,587	269

Diluted shares outstanding	39,897	38,259

     Options outstanding during the three months ended December 31, 2002 to purchase approximately 3,908 shares of common stock were not included in the computation of dilutive securities because inclusion would be anti-dilutive. No options to purchase shares of common stock were excluded from the computation of dilutive securities during the three months ended December 31, 2003.

8. STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     As required under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” as amended, the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated as of the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The Black-Scholes weighted average fair value of stock options granted during the three months ended December 31, 2002 was $4.41. No stock options were granted during the three months ended December 31, 2003. The weighted average estimated fair value of purchase rights pursuant to the Employee Stock Purchase Plan (the “ESPP”) during the three months ended December 31, 2003, the initial purchase pursuant to the ESPP, was $4.91.

     For purposes of pro forma disclosures, the estimated fair value of each option is assumed to be amortized to expense over its vesting period. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Three Months
	Ended December 31,

	2003	2002

Net income, as reported	$11,949	$9,565
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	947	642

Pro forma net income:	$11,002	$8,923

Earnings per share:
Basic - as reported	$0.31	$0.25

Basic - pro forma	$0.29	$0.23

Diluted - as reported	$0.30	$0.25

Diluted - pro forma	$0.28	$0.23

     The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off is amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     Prior to January 1, 2003, SDM was a guarantor subsidiary of the Company’s 8 1/8% Senior Subordinated Notes. Effective January 1, 2003, SDM was merged into SDS. Prior period condensed consolidating financial information has been adjusted to reflect this merger.

     Below are the unaudited condensed consolidating balance sheets as of December 31, 2003 and September 30, 2003, statements of income for the three months ended December 31, 2003 and 2002, and statements of cash flows for the three months ended December 31, 2003 and 2002, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(1,782)	$(894)	$25,723	$—	$23,047
Account receivable, net	25	46,710	39,903	—	86,638
Inventories	—	54,953	30,454	—	85,407
Other current assets	8,495	2,827	5,598	—	16,920

Total current assets	6,738	103,596	101,678	—	212,012
Property, plant and equipment, net	8,509	25,908	46,875	—	81,292
Goodwill	—	192,976	67,998	—	260,974
Intangible assets, net	—	16,223	165	—	16,388
Intercompany balances	—	181,984	80,404	(262,388)	—
Other assets	15,393	10,463	2,556	—	28,412

Total assets	$30,640	$531,150	$299,676	$(262,388)	$599,078

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$412	$10,025	$5,018	$—	$15,455
Current portion of long-term debt	—	986	3,522	—	4,508
Income taxes payable	7,048	2,203	6,949	(296)	15,904
Accrued expenses and other current liabilities	5,370	22,526	17,076	—	44,972

Total current liabilities	12,830	35,740	32,565	(296)	80,839
Long-term debt	12,500	89,929	2,009	—	104,438
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	10,973	—	736	—	11,709
Other liabilities	27,189	17	852	—	28,058
Intercompany balances	178,485	—	—	(178,485)	—

Total liabilities	391,977	125,686	36,162	(178,781)	375,044
Commitments and contingent liabilities
Subsequent event
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	4,275	53	7,081	(11,025)	384
Additional paid-in capital	(273,882)	279,675	141,163	(70,081)	76,875
Retained earnings (accumulated deficit)	(70,045)	118,583	91,956	(2,501)	137,993
Accumulated other comprehensive income (loss)	(21,685)	7,153	23,314	—	8,782

Total stockholders’ equity (deficit)	(361,337)	405,464	263,514	(83,607)	224,034

Total liabilities and stockholders’ equity (deficit)	$30,640	$531,150	$299,676	$(262,388)	$599,078

Condensed Consolidating Balance Sheets

	As of September 30, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$3,817	$1,164	$17,887	$—	$22,868
Account receivable, net	108	55,242	48,215	—	103,565
Inventories	—	56,561	27,678	—	84,239
Other current assets	7,845	2,695	5,980	—	16,520

Total current assets	11,770	115,662	99,760	—	227,192
Property, plant and equipment, net	8,684	25,544	46,522	—	80,750
Goodwill	—	192,976	65,614	—	258,590
Intangible assets, net	—	16,277	178	—	16,455
Intercompany balances	—	186,371	75,946	(262,317)	—
Other assets	15,395	10,897	2,380	—	28,672

Total assets	$35,849	$547,727	$290,400	$(262,317)	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$768	$13,665	$5,187	$—	$19,620
Current portion of long-term debt	—	1,285	2,429	—	3,714
Income taxes payable	10,929	(1,183)	6,735	(207)	16,274
Accrued expenses and other current liabilities	11,496	23,502	19,890	—	54,888

Total current liabilities	23,193	37,269	34,241	(207)	94,496
Long-term debt	10,000	109,871	4,137	—	124,008
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	13,036	—	712	—	13,748
Other liabilities	20,528	94	800	—	21,422
Intercompany balances	178,414	—	—	(178,414)	—

Total liabilities	395,171	147,234	39,890	(178,621)	403,674
Commitments and contingent liabilities
Subsequent event
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	4,274	53	7,081	(11,025)	383
Additional paid-in capital	(275,815)	281,295	139,535	(70,081)	74,934
Retained earnings (accumulated deficit)	(70,045)	113,330	85,349	(2,590)	126,044
Accumulated other comprehensive income (loss)	(17,736)	5,815	18,545	—	6,624

Total stockholders’ equity (deficit)	(359,322)	400,493	250,510	(83,696)	207,985

Total liabilities and stockholders’ equity (deficit)	$35,849	$547,727	$290,400	$(262,317)	$611,659

Condensed Consolidating Statements of Income

	For The Three Months Ended December 31, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$73,515	$60,416	$(2,074)	$131,857
Cost of sales	263	26,970	34,740	(2,074)	59,899

Gross profit	(263)	46,545	25,676	—	71,958
Selling, general and administrative expenses	5,464	27,780	15,258	—	48,502

Operating income (loss)	(5,727)	18,765	10,418	—	23,456
Other income (expense):
Interest expense	(3,353)	(1,721)	(86)	—	(5,160)
Amortization of deferred financing fees	—	(407)	—	—	(407)
Other, net	9,080	(8,007)	(1,127)	—	(54)

Income before income taxes	—	8,630	9,205	—	17,835
Income taxes	—	3,377	2,598	(89)	5,886

Net income	$—	$5,253	$6,607	$89	$11,949

	For The Three Months Ended December 31, 2002

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$70,411	$54,289	$(4,551)	$120,149
Cost of sales	256	30,604	29,265	(4,551)	55,574

Gross profit	(256)	39,807	25,024	—	64,575
Selling, general and administrative expenses	6,604	24,085	12,452	(23)	43,118

Operating income (loss)	(6,860)	15,722	12,572	23	21,457
Other income (expense):
Interest expense	(3,755)	(1,739)	(82)	—	(5,576)
Amortization of deferred financing fees	—	(421)	—	—	(421)
Other, net	10,615	(9,673)	(975)	—	(33)

Income before income taxes	—	3,889	11,515	23	15,427
Income taxes	—	2,807	3,097	(42)	5,862

Net income	$—	$1,082	$8,418	$65	$9,565

Condensed Consolidating Statements of Cash Flows

	For The Three Months Ended December 31, 2003

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(6,920)	$14,350	$12,876	$—	$20,306
Cash flows from investing activities:
Capital expenditures	(311)	(1,668)	(700)	—	(2,679)
Proceeds from sales of property, plant, and equipment	—	—	118	—	118
Payments for intangibles	—	(232)	—	—	(232)

Net cash used in investing activities	(311)	(1,900)	(582)	—	(2,793)
Cash flows from financing activities:
Proceeds from credit facility	18,500	15,000	—	—	33,500
Principal payments on credit facility	(16,000)	(35,210)	—	—	(51,210)
Proceed from long-term debt	—	—	818	—	818
Principal payments on long-term debt	—	(23)	(2,007)	—	(2,030)
Cash received from exercise of stock options	1,142	—	—	—	1,142
Cash received from ESP plan	522	—	—	—	522

Net cash provided by (used in) financing activities	4,164	(20,233)	(1,189)	—	(17,258)
Effect of exchange rate changes on cash and cash equivalents	(2,603)	1,338	1,189	—	(76)
Net change in intercompany balances	71	4,387	(4,458)	—	—

Net increase (decrease) in cash and cash equivalents	(5,599)	(2,058)	7,836	—	179
Cash and cash equivalents at beginning of period	3,817	1,164	17,887	—	22,868

Cash and cash equivalents at end of period	$(1,782)	$(894)	$25,723	$—	$23,047

Supplemental cash flow information:
Cash paid during the period for interest	$6,398	$1,940	$96	$—	$8,434

Cash paid during the period for income taxes	$2,429	$—	$2,477	$—	$4,906

Condensed Consolidating Statements of Cash Flows

	For The Three Months Ended December 31, 2002

			Non
	Sybron Dental	Guarantor	Guarantor
	Specialties	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$3,083	$11,463	$7,526	$23	$22,095
Cash flows from investing activities:
Capital expenditures	(105)	(400)	(225)	—	(730)
Proceeds from sales of property, plant, and equipment	—	—	6	—	6
Payments for intangibles	—	(347)	(17)	—	(364)

Net cash used in investing activities	(105)	(747)	(236)	—	(1,088)
Cash flows from financing activities:
Proceeds from credit facility	36,500	—	—	—	36,500
Principal payments on credit facility	(45,000)	(387)	—	—	(45,387)
Proceed from long-term debt	—	34	812	—	846
Principal payments on long-term debt	—	(19)	(1,847)	—	(1,866)
Payment of deferred financing fees	—	(473)	—	—	(473)
Cash received from exercise of stock options	44	—	—	—	44

Net cash used in financing activities	(8,456)	(845)	(1,035)	—	(10,336)
Effect of exchange rate changes on cash and cash equivalents	(2,796)	907	342	(23)	(1,570)
Net change in intercompany balances	9,559	(7,669)	(1,890)	—	—

Net increase in cash and cash equivalents	1,285	3,109	4,707	—	9,101
Cash and cash equivalents at beginning of period	(4)	(3,928)	16,584	—	12,652

Cash and cash equivalents at end of period	$1,281	$(819)	$21,291	$—	$21,753

Supplemental cash flow information:
Cash paid during the period for interest	$7,224	$1,984	$49	$—	$9,257

Cash paid during the period for income taxes	$186	$—	$2,588	$—	$2,774

10. SUBSEQUENT EVENT

     Subsequent to December 31, 2003, the Company announced the implementation of a plan to close its manufacturing facility in Tijuana, Mexico over the next four fiscal quarters and transfer the production currently taking place there to its other facilities in Mexico.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent’s dental business prior to the spin-off. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2003 and 2002 refer to the first quarters of fiscal 2004 and 2003, respectively.

General

     We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment, and as a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Our subsidiaries operate in two business segments:

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
KerrHawe S.A.
Metrex Research Corporation
SpofaDental a.s

Results of Operations

     Overview

     Our net sales in the first quarter of fiscal 2004 were $131.9 million, an increase of 9.7% over the corresponding prior year period, of which 5.2% is due to favorable currency translation, 3.0% is due to the acquisition of SpofaDental a.s. in the fourth quarter of fiscal 2003, and 1.5% is due to net internal growth, which excludes the net sales of SpofaDental and currency fluctuations.

     Our domestic sales for the first quarter ended December 31, 2003 were $69.7 million, representing an increase of $0.7 million or 1.0% over the comparable prior year period. International sales increased by $11.0 million, or 21.5%, to $62.2 million for the quarter ended December 31, 2003 compared to the same period in the prior year. Foreign currency fluctuations in the quarter ended December 31, 2003 represented $6.3 million of the increase in international sales over the comparable prior year period.

     Our revenues were impacted by increased sales in our Orthodontics segment for existing products, such as our Damon 2 self-ligating bracket, as well as the introduction of new products, such as our Titanium Orthos2 buccal tubes and our Inspire Ice clear-ceramic brackets. We expect to see continued revenue growth in fiscal 2004 as we promote the Damon 2 system through educational seminars and introduce extensions to our line of high-end brackets. Another contributor to our growth in the Orthodontic segment in the first quarter of fiscal 2004 was our endodontic product line. We anticipate our planned expanded sales presence in Europe this year will continue to offer long-term growth opportunities in this market. In fiscal 2003 we transferred the net sales of a portion of our endodontic product line from the Professional Dental segment to the Orthodontic segment. At the commencement of the 2004 fiscal year we transferred the remaining net sales of our European endodontic product line from the Professional Dental segment to the Orthodontics segment. The operating results of the Professional Dental segment for fiscal year 2004 do not include the net sales of the recently transferred European endodontic product line. They are, however, included in the fiscal 2003 results. The operating results of the Orthodontics segment include the net sales of the recently transferred European endodontic product line in fiscal year 2004, but do not reflect the net sales of those products in the prior year fiscal period. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2004, there was no impact on our reported consolidated results of operations for the fiscal quarter.

     Our Professional Dental segment experienced lower than historical internal revenue growth, largely the result of a decrease in the net sales of our LED curing light, when compared to sales in the first quarter of fiscal 2003. The LED curing light was introduced in the first quarter of fiscal 2003 and generated significant net sales during that quarter. While our LED curing light sales comparison to prior periods will continue to reflect lower revenues, we anticipate our consumable products to reflect positive internal growth for the remainder of fiscal 2004. We have scheduled the introduction of 18 new products in fiscal 2004 for our Professional Dental segment. Two of these products introduced in the first quarter, Stand-Out and Fill-In, had a delayed introduction into the market, which also contributed to lower than expected sales in this business segment. Other factors expected to impact revenues are the weakening economy in Asia, as well as reductions to regulatory health reimbursement programs in Germany, which will have a somewhat negative impact on the Orthodontic segment sales for rest fiscal 2004. Additionally, we expect to see continued pricing pressures in a competitive environment in both business segments this fiscal year.

     Operating income for the first quarter of fiscal 2004 was $23.5 million, representing an increase of 9.3% from the corresponding fiscal 2003 period. Operating income was negatively impacted by increased selling, general and administrative expenses for the quarter ended December 31, 2003 of $5.4 million, or 12.5%, from the corresponding prior year period. The increase in selling, general and administrative expense is primarily the result of increased expenses due to; foreign currency translation rates, the timing in recognition of advertising and promotional expenses, sales commissions, research and development, and expenses incurred by our newly acquired company, SpofaDental a.s. Lastly, we are continuing to incur expenses in association with Sarbanes-Oxley compliance efforts, both in terms of one-time costs as well as ongoing expenses. We expect these expenses to be approximately $0.75 million per quarter for the remainder of fiscal 2004.

     Interest expense in the first quarter of fiscal 2004 was $5.2 million, or $0.4 million less than the prior year period. The decrease was a result of lower average debt in the quarter of $269.8 million, or $66.9 million less than in the prior year period, partially offset by an increase in the average interest rate to 7.48%, from 6.48% in the prior year period. The average interest rate is expected to continue to increase as we pay down our lower interest-bearing debt in fiscal 2004. Due to payment terms and hedging contracts, our higher interest-bearing debt is unavailable for non-scheduled principal payments in the current fiscal year.

     Income taxes in the first quarter of fiscal 2004 were $5.9 million, or 33.0% of income before taxes as compared to income taxes of $5.9 million, or 38.0% of income before taxes in the corresponding fiscal 2003 period. The 5.0% reduction in our tax rate is primarily attributable to the benefits resulting from the consolidation of several of our European facilities into Switzerland, which has a lower tax rate. We believe that our effective tax rate for the full year will remain at 33.0%. However, this is based on current assumptions regarding the income contributions from our various operations around the world. Should the income contributions from territories with higher tax rates exceed our expectations, then our effective tax rate could be higher than 33.0%.

     Subsequent to December 31, 2003, we announced the implementation of a plan to close our manufacturing facility in Tijuana, Mexico over the next four fiscal quarters and transfer the production currently taking place there to our other facilities in Mexico. This facility rationalization is expected to result in an annual savings of $1.7 million, with an expected cost of $2.1 million over the next four quarters. We expect a modest increase in our inventory levels for the next several quarters as we build inventory of certain products to cover demand during the transition of production to the new facilities. We do not anticipate any impairment loss due to the closure of this facility.

Quarter Ended December 31, 2003 Compared to the Quarter Ended December 31, 2002

     Net Sales

	Fiscal	Fiscal
Net Sales	2004	2003

	(in thousands)
Professional Dental	$71,444	$70,928
Orthodontics	60,413	49,221

Total Net Sales	$131,857	$120,149

     Overall Company. Net sales for the quarter ended December 31, 2003 increased by $11.7 million, or 9.7%, from the corresponding fiscal 2003 quarter.

     Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from an acquired company (approximately $3.7 million) and (b) favorable foreign currency fluctuations (approximately $2.7 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $4.3 million), (b) a decrease in net sales due to the transfer of the European endodontic product sales to the Orthodontics segment, which contributed approximately $1.3 million in net sales to the Professional Dental segment in the comparable prior year period, and (c) increased rebate (approximately $0.3 million).

     Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $3.6 million), (b) favorable foreign currency fluctuations (approximately $3.6 million), (c) net sales of new products (approximately $2.1 million), (d) an increase in net sales due to the transfer of the European endodontic product sales from the Professional Dental segment, which contributed approximately $1.3 million in net sales to the Orthodontics segment in the first quarter of fiscal 2004, and (e) reduced rebate (approximately $0.6 million).

     Gross Profit

	Fiscal	Percent of	Fiscal	Percent of
Gross Profit	2004	Net Sales	2003	Net Sales

	(in thousands, except percentages)
Professional Dental	$38,123	53.4%	$38,403	54.1%
Orthodontics	33,835	56.0	26,172	53.2

Total Gross Profit	$71,958	54.6%	$64,575	53.7%

     Overall Company. Gross profit for the quarter ended December 31, 2003 increased by $7.4 million or 11.4% from the corresponding fiscal 2003 quarter.

     Professional Dental. Decreased gross profit in the Professional Dental segment resulted primarily from: (a) decreased net sales of existing products (approximately $2.4 million), (b) decreased gross profit due to the transfer of the European endodontic product line to the Orthodontics segment, which contributed approximately $0.3 million in gross profit for the Professional Dental segment in the comparable prior year period, (c) inventory adjustments (approximately $0.3 million, of which approximately $0.2 million is due to standard cost revisions and physical inventory adjustments of approximately $0.1 million) and (d) increased rebate (approximately $0.3 million). The decrease in gross profit was partially offset by: (a) gross profit derived from the net sales of products from an acquired company (approximately $1.8 million) and (b) favorable foreign currency fluctuations (approximately $1.2 million). Gross margin percent was negatively impacted in the quarter ended December 31, 2003 by reduced manufacturing volume, resulting in factory overhead being absorbed by fewer units, which offset the positive impact of favorable foreign currency fluctuations.

     Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) favorable foreign currency fluctuations (approximately $3.6 million), (b) increased net sales of existing products (approximately $2.0 million), (c) gross profit relating to new products (approximately $1.1 million), (d) decreased rebate (approximately $0.5 million), (e) inventory adjustments (approximately $0.3 million, of which approximately $0.1 million is due to a decrease in obsolescence, standard cost revisions of approximately $0.1 million and physical inventory adjustments of approximately $0.1 million), and (f) increased gross profit due to the transfer of the European endodontic product line from the Professional Dental segment, which contributed approximately $0.3 million in gross profit to the Orthodontics segment in the first quarter of fiscal 2004. Gross margin percent was positively impacted in the quarter ended December 31, 2003 by increased manufacturing volume, resulting in factory overhead being absorbed by more units, and by the positive impact of favorable foreign currency fluctuations.

     Selling, General and Administrative Expenses

	Fiscal	Percent of	Fiscal	Percent of
Selling, General and Administrative Expenses	2004	Net Sales	2003	Net Sales

	(in thousands, except percentages)
Professional Dental	$26,527	37.1%	$24,629	34.7%
Orthodontics	21,975	36.4	18,489	37.6

Total Selling, General and Administrative Expenses	$48,502	36.8%	$43,118	35.9%

     Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2003 increased by $5.4 million or 12.5% from the corresponding fiscal 2003 quarter.

     Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses of an acquired company (approximately $1.5 million), (b) increased selling and marketing expenses (approximately $0.7 million), (c) an increase in expenses relating to foreign currency fluctuations (approximately $0.3 million) and (d) increased research and development expenses (approximately $0.1 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased general and administrative expenses (approximately $0.6 million) and (b) decreased amortization expense of other intangible assets (approximately $0.1 million).

     Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses due to timing in recognition of the expenses (approximately $2.6 million), (b) increased expenses related to foreign currency fluctuations (approximately $0.7 million) and (c) increased research and development expenses (approximately $0.2 million).

     Operating Income

	Fiscal	Percent of	Fiscal	Percent of
Operating Income	2004	Net Sales	2003	Net Sales

		(in thousands, except percentages)
Professional Dental	$11,596	16.2%	$13,774	19.4%
Orthodontics	11,860	19.6	7,683	15.6

Total Operating Income	$23,456	17.8%	$21,457	17.9%

     As a result of the foregoing, operating income for the quarter ended December 31, 2003 increased by 9.3% or $2.0 million from operating income in the corresponding quarter of fiscal 2003.

     Interest Expense

     Interest expense was $5.2 million in the first quarter of fiscal 2004, a decrease of $0.4 million from the corresponding fiscal 2003 quarter. The decrease resulted from reduced average debt balances from $336.7 million in fiscal 2003 to $269.8 million in fiscal 2004, partially offset by an increase in the average interest rate on debt from 6.48% in fiscal 2003 to 7.48% in fiscal 2004. Debt that was paid down in the first quarter of fiscal 2004 was adjustable rate debt with a lower average interest rate. This increase in interest rates is expected to continue for the balance of the year.

     Income Taxes

     Taxes on income in the first quarter of fiscal 2004 were $5.9 million, or 33.0% of income before taxes as compared to taxes on income of $5.9 million, or 38.0% of income before taxes in the corresponding 2003 period.

Liquidity and Capital Resources

     Our main source of liquidity is cash generated by operating activities and, to a lesser extent, borrowings under our credit facility. The borrowings under our credit facility are made from our $120.0 million revolving credit facility, which is part of our $350 million syndicated credit facility. As of December 31, 2003, $103.3 million of the $120.0 million revolving credit was available for borrowing.

     Cash provided by operations for the three months ended December 31, 2003 was $20.3 million, as compared to $22.1 million for the three months ended December 31, 2002 a decrease of $1.8 million. The decrease resulted primarily from decreases in accrued payroll, accounts payable and other current liabilities, as well as an increase in inventories. These factors were partially offset by a decrease in accounts receivable due to the timing of cash receipts in the beginning of the first quarter of fiscal 2004. Working capital decreased to $131.2 million at December 31, 2003 from $132.7 million at September 30, 2003. The current ratio increased to 2.6 at December 31, 2003 from 2.4 at September 30, 2003, primarily due to the decreases in accrued payroll, accounts payable and other current liabilities previously discussed. Days sales outstanding (“DSO”) was 61.1 for the three months ended December 31, 2003, as compared to 60.9 days for the three months ended December 31, 2002 and 60.1 for the three months ended September 30, 2003. We usually see a slowdown in collections during the holiday season, as a result our fiscal first quarter DSO calculation is typically the highest of the year. Inventory days were 130 as of December 31, 2003, as compared to 153 days at December 31, 2002 due to our increased focus on supply chain and inventory management. We expect inventory levels to increase modestly over the next several quarters, as inventory of certain products is built to cover demand during the transition of manufacturing from our Tijuana facility to other facilities in Mexico.

     Capital expenditures for property, plant and equipment were $2.7 million and $0.7 million for the first three months of 2004 and 2003, respectively. We expect capital expenditures for all of fiscal 2004 to be approximately $15.0 million.

     Net cash used by financing activities for the three months ended December 31, 2003 was $17.3 million. Net debt repayments were $18.9 million, offset by cash received from the exercise of stock options and the employee stock purchase plan of $1.6 million.

     We expect on an ongoing basis, to be able to finance cash requirements, including capital expenditures, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under our existing credit facilities.

     Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at December 31, 2003.

Off-Balance Sheet Arrangements

     None.

Contractual Obligations

     There have been no material changes to our contractual obligations outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

     We rely heavily on manufacturing operations to produce the products we sell, and our results could be affected by disruptions of our manufacturing operations.

     We rely upon our manufacturing operations to produce most of the products we sell. While we do not presently anticipate any significant disruption of those operations, should a disruption occur, for any reason, such as strikes, labor disputes, or other labor unrest, power interruptions, fire, war, or other force majuere, it could adversely affect our sales and customer relationships and therefore adversely affect our business. In particular, we rely upon our facilities in Mexico to manufacture a substantial portion of our orthodontic products. Any disruption in our ability to import those products into the United States could severely impact our orthodontics sales. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices.

     Our substantial level of indebtedness could adversely affect our financial condition.

     We presently have, and will continue to have, a substantial amount of indebtedness which require significant interest payments. As of December 31, 2003, we had $258.9 million in total long-term borrowings (including current portion), and $224.0 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

     Our substantial level of indebtedness could have important consequences, which include the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to service our Senior Subordinated Notes and other indebtedness, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we are exposed to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest, including through interest rate swap agreements;

•	we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to general economic downturns and adverse developments in our business.

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

     On October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2003, goodwill and other intangible assets with indefinite lives represented approximately 44% of our total assets. If during the testing an impairment loss is required, our financial results for the relevant period will be reduced by the amount of the impairment loss, net of income tax effects, if any.

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

     Our foreign operations include manufacturing facilities in the Czech Republic, Canada, Switzerland, Italy and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

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

     For fiscal year 2004, our projected total foreign currency exposure is estimated to be approximately 88.3 million euros, 938.0 million Japanese yen, 11.5 million Canadian dollars, 17.8 million Australian dollars, 14.8 million Mexican peso, 28.3 million Czech koruna and 29.8 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, Mexican peso, Czech koruna and Swiss franc at December 31, 2003.

     In January, March, April, and May 2003, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 42.0 million euros and 720.0 million Japanese yen for fiscal year 2004. In addition, in December 2003, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 9.0 million euros and 180.0 million Japanese yen for the first quarter of our fiscal year 2005.

     At December 31, 2003, an unrealized loss of $3.5 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges has been discontinued.

     Zero cost collar contracts in place as of December 31, 2003 are as follows (in thousands, except rates):

				Local
			Maturity	Currency
Currency	Trade Date	Effective Date	Date	Amount	Floor Rate	Ceiling Rate

Euro	03/06/2003	01/15/2004	03/15/2004	10,500	1.06	1.11
Euro	04/14/2003	04/15/2004	06/15/2004	10,500	1.04	1.08
Euro	05/02/2003	07/15/2004	09/15/2004	10,500	1.09	1.13
Euro	12/15/2003	10/15/2004	12/15/2004	9,000	1.20	1.24
Yen	03/06/2003	10/15/2003	03/15/2004	180,000	117.00	115.37
Yen	04/14/2003	04/15/2004	06/15/2004	180,000	121.00	116.75
Yen	05/01/2003	07/15/2004	09/15/2004	180,000	119.50	116.75
Yen	12/15/2003	10/15/2004	12/15/2004	180,000	108.00	104.40

     As of December 31, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transactions is twelve months for the Japanese yen and twelve months for the euro.

     In June 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap transaction to hedge our net investment in SDS Japan. The agreements are contracts to exchange U.S. dollar principal aggregating a total amount of $45.0 million in exchange for a Swiss franc principal aggregating a total amount of 67.5 million and U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen amount of 486.0 million. Both the Swiss franc contracts and the Japanese yen contract mature on June 15, 2007. The fixed interest rate to be paid to us on the U.S. dollar leg of the agreements is a rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by us on the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

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

     At December 31, 2003, an unrealized loss of $6.8 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

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

     The table below provides information about our debt obligations that are sensitive to changes in interest rates as of December 31, 2003. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending December 31

Liabilities	2004	2005	2006	2007	2008	Thereafter	Fair Value

			(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$163,125
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$4,508	$1,119	$1,136	$1,141	$1,173	$99,869	$108,946
Average Interest Rate	4.255%	5.855%	6.845%	7.560%	8.055%	8.340%

     For the quarter ended December 31, 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.5 million. At December 31, 2003, an unrealized loss of $1.8 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of December 31, 2003 (in thousands):

						Three Months
						Ended
	Notional					December 31,	Fair Value
Loan	Amount	Term	Trade	Effective	Maturity	2003	(Pre-tax)

Kerr B	$18,108	4 years	1/2/2001	3/30/2001	3/31/2005	$170.6	$950.7
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	291.9	1,970.1

Total	$43,453					$462.5	$2,920.8

     The fair value of interest rate swap agreements designated as hedging instruments against the variability of cash flows associated with floating-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

ITEM 4. Controls and Procedures

     Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

          (b) Reports on Form 8-K:

On November 18, 2003, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter and twelve-month period ended September 30, 2003.

On January 27, 2004, subsequent to the end of the quarter for which this report is filed, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: February 11, 2004	/s/ GREGORY D. WALLER

Gregory D. Waller
Vice President - Finance,
Chief Financial Officer & Treasurer*

* executing as both the principal financial
officer and a duly authorized officer of
the Company.

SYBRON DENTAL SPECIALTIES, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-16057)
EXHIBIT INDEX
TO
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000
3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002		X
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002		X
32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002		X