Form 10-Q
period 2004-03-31
SYBRON DENTAL SPECIALTIES INC
filed 2004-05-13
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-16057

SYBRON DENTAL SPECIALTIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0920985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At April 28, 2004, there were 38,543,849 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	September 30, 2003
	(in thousands except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,299	$22,868
Accounts receivable, net	105,737	103,565
Inventories	85,839	84,239
Deferred income taxes	4,987	4,896
Prepaid expenses and other current assets	14,387	11,624

Total current assets	232,249	227,192
Property, plant and equipment, net	80,033	80,750
Goodwill	261,168	258,590
Intangible assets, net	16,276	16,455
Other assets	28,111	28,672

Total assets	$617,837	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,586	$19,620
Current portion of long-term debt	1,460	3,714
Income taxes payable	16,628	16,274
Accrued payroll and employee benefits	27,182	28,712
Restructuring reserve	1,080	1,486
Accrued rebates	7,626	9,872
Accrued interest	3,698	3,901
Other current liabilities	12,628	10,917

Total current liabilities	85,888	94,496
Long-term debt	97,322	124,008
Senior subordinated notes	150,000	150,000
Deferred income taxes	12,714	13,748
Other liabilities	24,456	21,422

Total liabilities	370,380	403,674
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000,000 shares, no shares outstanding	—	—
Common stock, $.01 par value; authorized 250,000,000 shares, 38,536,348 and 38,285,224 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	385	383
Additional paid-in capital	79,621	74,934
Retained earnings	155,501	126,044
Accumulated other comprehensive income	11,950	6,624

Total stockholders’ equity	247,457	207,985

Total liabilities and stockholders’ equity	$617,837	$611,659

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands except for per share amounts)
Net sales	$150,921	$134,267	$282,778	$254,416
Cost of sales:
Cost of products sold	66,854	59,917	126,753	115,491
Restructuring charge	1,482	—	1,482	—

Total cost of sales	68,336	59,917	128,235	115,491

Gross profit	82,585	74,350	154,543	138,925
Selling, general and administrative expenses	50,800	44,060	98,993	86,774
Amortization of intangible assets	322	206	631	610

Total selling, general and administrative expenses	51,122	44,266	99,624	87,384

Operating income	31,463	30,084	54,919	51,541
Other income (expense):
Interest expense	(4,941)	(5,403)	(10,101)	(10,979)
Amortization of deferred financing fees	(402)	(400)	(809)	(821)
Other, net	11	893	(43)	860

Income before income taxes	26,131	25,174	43,966	40,601
Income taxes	8,623	9,567	14,509	15,429

Net income	$17,508	$15,607	$29,457	$25,172

Basic earnings per share	$0.46	$0.41	$0.77	$0.66

Diluted earnings per share	$0.44	$0.40	$0.74	$0.66

Weighted average shares outstanding:
Basic	38,471	38,018	38,391	38,004

Diluted	40,166	38,658	40,032	38,379

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
	(in thousands except share amounts)
Balance at September 30, 2003	38,285,224	$383	$74,934	$126,044	$6,624	$207,985
Comprehensive income:
Net income	—	—	—	29,457	—	29,457
Translation adjustment	—	—	—	—	5,153	5,153
Unrealized gain on derivative instruments	—	—	—	—	173	173

Total comprehensive income						34,783
Issuance of common stock from stock options exercised	224,733	2	3,351	—	—	3,353
Income tax benefit from stock options exercised	—	—	814	—	—	814
Issuance of common stock from ESP plan	26,391	—	522	—	—	522

Balance at March 31, 2004	38,536,348	$385	$79,621	$155,501	$11,950	$247,457

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$29,457	$25,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,709	5,772
Amortization of intangible assets	631	610
Amortization of deferred financing fees	809	821
Loss (gain) on sales of property, plant and equipment	26	(616)
Provision for losses on doubtful receivables	415	117
Inventory provisions	2,124	1,736
Deferred income taxes	(998)	(2,482)
Tax benefit from issuance of stock under employee stock option plans	814	59
Changes in assets and liabilities, net of effects of businesses acquired:
Increase in accounts receivable	(1,903)	(11,420)
(Increase)/decrease in inventories	(2,772)	4,212
(Increase)/decrease in prepaid expenses and other current assets	(2,763)	2,084
Decrease in accounts payable	(4,034)	(85)
Increase in income taxes payable	354	9,889
Increase/(decrease) in accrued payroll and employee benefits	(1,530)	4,329
Increase/(decrease) in accrued rebates	(2,246)	103
Decrease in restructuring reserve	(406)	(1,574)
Decrease in accrued interest	(203)	(512)
Increase in other current liabilities	1,711	1,406
Net change in other assets and liabilities	1,708	(71)

Net cash provided by operating activities	27,903	39,550
Cash flows from investing activities:
Capital expenditures	(5,334)	(2,856)
Proceeds from sales of property, plant, and equipment	194	5,281
Payments for intangibles	(559)	(669)

Net cash (used in)/provided by investing activities	(5,699)	1,756
Cash flows from financing activities:
Proceeds from credit facility	84,000	75,500
Principal payments on credit facility	(106,895)	(104,237)
Proceeds from long-term debt	2,469	3,259
Principal payments on long-term debt	(8,730)	(2,126)
Payment of deferred financing fees	—	(473)
Cash received from exercise of stock options	3,353	451
Cash received from ESP plan	522	—

Net cash used in financing activities	(25,281)	(27,626)
Effect of exchange rate changes on cash and cash equivalents	1,508	978

Net (decrease)/increase in cash and cash equivalents	(1,569)	14,658
Cash and cash equivalents at beginning of period	22,868	12,652

Cash and cash equivalents at end of period	$21,299	$27,310

Supplemental cash flow information:
Cash paid during the period for interest	$10,442	$12,098

Cash paid during the period for income taxes	$12,958	$5,376

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

The unaudited condensed consolidated financial statements reflect the operations of SDS and its wholly owned subsidiaries and affiliates. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarters ended March 31, 2004 and 2003 refer to the second quarters of fiscal years 2004 and 2003, respectively. The Company has reclassified certain prior year data to conform to the 2004 presentation.

In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. The results for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. This information should only be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. INVENTORIES

Inventories at March 31, 2004 and September 30, 2003 are presented below.

	March 31, 2004	September 30, 2003
Raw materials and supplies	$24,393	$21,851
Work in process	17,715	19,211
Finished goods	49,270	47,544
Inventory reserves	(5,539)	(4,367)

	$85,839	$84,239

3. GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives. The following table details the balances of the intangible assets as of March 31, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$15,879	$9,604	$6,275
Other	14,792	14,502	290

Total	$30,671	$24,106	6,565

Intangibles Assets Not Subject To Amortization:
Trademarks			9,711

Total Intangible Assets			$16,276

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to perform an assessment at least annually (or whenever events or changes in circumstances indicate that the carrying value of goodwill or other intangible assets may not be recoverable), to determine whether there is an indication that goodwill or non-amortizing intangible assets were impaired as of the date of the last assessment. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2003. The Company then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company has determined that there was no goodwill or non-amortizing intangible asset impairment as of October 1, 2003.

4. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Eligible salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits only if they reach retirement age while working for SDS. In addition, under the current collective bargaining agreement between Kerr Corporation and the United Auto Workers, the bargaining unit employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company’s contributions were frozen at the levels equal to the Company’s contributions on December 31, 1988, except where collective bargaining agreements prohibited such a freeze.

The following table provides the components of net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$985	$786	$1,970	$1,572	$119	$73	$238	$146
Interest cost	820	726	1,640	1,452	205	171	410	342
Expected return on plan assets	(948)	(768)	(1,896)	(1,536)	—	—	—	—
Amortization of prior service cost	24	25	48	50	—	—	—	—
Amortization of actuarial loss	302	173	604	346	121	65	242	130

Net periodic benefit cost	$1,183	$942	$2,366	$1,884	$445	$309	$890	$618

The Company is currently assessing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The accumulated benefit obligation and the net periodic benefit cost do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The issued guidance could require the Company to change previously reported information.

The Company’s funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under SFAS No. 87 “Employers’ Accounting for Pensions.” The calculations required to determine the amount of the annual contributions are typically performed in the third quarter of each fiscal year. The current fiscal year’s contributions have not yet been calculated.

5. RESTRUCTURING CHARGES

In the January 2004, the Company implemented a plan to close the Tijuana facility by the end of the first quarter of fiscal 2005, and as a result of this plan, recorded a restructuring charge of $1,482 ($993 after tax) in the quarter ended March 31, 2004. The charge is composed of severance and termination costs associated with the 249 employees whose employment the Company plans to terminate as a result of the closure, and the charge is recorded in other current liabilities.

In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge is primarily composed of severance and termination costs associated with the 71 employees whose employment the Company terminated as a result of the consolidation of several of the Company’s European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 in restructuring charges, approximately $3,064 requires settlement in cash related to severance and contractual obligations, $300 requires settlement in cash for tax liabilities included in income taxes payable and the balance of approximately $302 relates to non-cash charges. The Company expects to complete the balance of the 2002 restructuring plan by the end of fiscal 2004.

The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

	Severance	Lease Payments	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	300	—	33	903
Fiscal 2004 Cash Payments	398	—	—	—	—	—	—	398

March 31, 2004 Balance	$118	$54	$—	$—	$300	$—	$33	$505

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company terminated as a result of the 2002 European restructuring plan.
(b)	Amount represents lease payments on exited facilities.
(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	Amount represents $300 for tax liabilities included in income taxes payable.
(e)	Amount represents certain contractual obligations.

In June 1998, SDS recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

	Severance	Lease Payments	Shut-Down Costs	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Charges	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Charges	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Non-Cash Charges	—	—	—	—	—	—	—	8	8

March 31, 2004 Balance	$—	$—	$—	$—	$—	$700	$—	$175	$875

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.
(b)	Amount represents lease payments and shutdown costs on exited facilities.
(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	The charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.
(e)	Amount represents certain contractual obligations.

6. SEGMENT INFORMATION

The Company is a global manufacturer and marketer of a broad range of consumable dental products and related small equipment, and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. The Company’s subsidiaries operate in two business segments: Professional Dental and Orthodontics.

The following table presents the results of operations for these business segments for the quarter and six month periods ended March 31:

THREE MONTHS ENDED MARCH 31,	Professional Dental	Orthodontics	Eliminations	Total SDS
2004
Revenues:
External customer	$83,849	$67,072	$—	$150,921
Intersegment	796	961	(1,757)	—

Total revenues	$84,645	$68,033	$(1,757)	$150,921

Gross profit	$46,426	$36,159	$—	$82,585
Selling, general and administrative expenses	27,786	23,336	—	51,122
Operating income	18,640	12,823	—	31,463
2003
Revenues:
External customer	$76,815	$57,452	$—	$134,267
Intersegment	1,332	2,092	(3,424)	—

Total revenues	$78,147	$59,544	$(3,424)	$134,267

Gross profit	$42,470	$31,880	$—	$74,350
Selling, general and administrative expenses	24,793	19,473	—	44,266
Operating income	17,677	12,407	—	30,084

SIX MONTHS ENDED MARCH 31,	Professional Dental	Orthodontics	Eliminations	Total SDS
2004
Revenues:
External customer	$155,293	$127,485	$—	$282,778
Intersegment	1,913	1,918	(3,831)	—

Total revenues	$157,206	$129,403	$(3,831)	$282,778

Gross profit	$84,549	$69,994	$—	$154,543
Selling, general and administrative expenses	54,313	45,311	—	99,624
Operating income	30,236	24,683	—	54,919
2003
Revenues:
External customer	$147,743	$106,673	$—	$254,416
Intersegment	3,259	4,716	(7,975)	—

Total revenues	$151,002	$111,389	$(7,975)	$254,416

Gross profit	$80,873	$58,052	$—	$138,925
Selling, general and administrative expenses	49,422	37,962	—	87,384
Operating income	31,451	20,090	—	51,541

The following table presents the segment assets as of March 31, 2004 compared to the prior fiscal year end:

	Professional Dental	Orthodontics	Eliminations	Total SDS
March 31, 2004	448,085	169,752	—	617,837
September 30, 2003	431,212	180,447	—	611,659

7. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Basic shares outstanding (weighted average)	38,471	38,018	38,391	38,004
Effect of dilutive securities	1,695	640	1,641	375

Diluted shares outstanding	40,166	38,658	40,032	38,379

Options outstanding during the three month and six month periods ended March 31, 2004 to purchase approximately 60,000 shares of common stock were not included in the computation of dilutive shares because inclusion would be anti-dilutive. Options outstanding during the three month and six month periods ended March 31, 2003 to purchase approximately 401,609 and 3,132,374, respectively, were also excluded in the computation of dilutive shares because inclusion would be anti-dilutive.

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

As required under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” as amended, the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated as of the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The Black-Scholes weighted average fair value of stock options granted during the three months and six months ended March 31, 2004 was $8.11. The Black-Scholes weighted average fair values of stock options granted during the three months and six months ended March 31, 2003 were $4.57 and $4.43, respectively. The Black-Scholes weighted average estimated fair value of purchase rights pursuant to the Employee Stock Purchase Plan during the three months and six months ended March 31, 2004 was $4.91.

For purposes of pro forma disclosures, the estimated fair value of each option is assumed to be amortized over its vesting period. The pro forma recognition of compensation expense under the fair value method on net income and earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$17,508	$15,607	$29,457	$25,172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,093	719	2,040	1,361

Pro forma net income:	$16,415	$14,888	$27,417	$23,811

Earnings per share:
Basic - as reported	$0.46	$0.41	$0.77	$0.66

Basic - pro forma	$0.43	$0.39	$0.71	$0.63

Diluted - as reported	$0.44	$0.40	$0.74	$0.66

Diluted - pro forma	$0.41	$0.38	$0.68	$0.62

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

Below are the unaudited condensed consolidating balance sheets as of March 31, 2004 and September 30, 2003, statements of income for the three months and six months ended March 31, 2004 and 2003, and statements of cash flows for the six months ended March 31, 2004 and 2003, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(496)	$(2,914)	$24,709	$—	$21,299
Account receivable, net	61	56,392	49,284	—	105,737
Inventories	—	53,678	32,161	—	85,839
Other current assets	8,804	2,601	7,969	—	19,374

Total current assets	8,369	109,757	114,123	—	232,249
Property, plant and equipment, net	8,214	25,770	46,049	—	80,033
Goodwill	—	192,976	68,192	—	261,168
Intangible assets, net	—	16,133	143	—	16,276
Intercompany balances	—	169,718	82,975	(252,693)	—
Other assets	15,521	10,035	2,555	—	28,111

Total assets	$32,104	$524,389	$314,037	$(252,693)	$617,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$34	$8,641	$6,911	$—	$15,586
Current portion of long-term debt	—	868	592	—	1,460
Income taxes payable	1,552	6,451	9,010	(385)	16,628
Accrued expenses and other current liabilities	10,616	22,575	19,023	—	52,214

Total current liabilities	12,202	38,535	35,536	(385)	85,888
Long-term debt	22,500	74,821	1	—	97,322
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	11,980	—	734	—	12,714
Other liabilities	23,543	15	898	—	24,456
Intercompany balances	168,791	—	—	(168,791)	—

Total liabilities	389,016	113,371	37,169	(169,176)	370,380
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	385	3,944	7,081	(11,025)	385
Additional paid-in capital	(271,128)	278,618	142,212	(70,081)	79,621
Retained earnings (accumulated deficit)	(66,841)	121,331	103,422	(2,411)	155,501
Accumulated other comprehensive income (loss)	(19,328)	7,125	24,153	—	11,950

Total stockholders’ equity (deficit)	(356,912)	411,018	276,868	(83,517)	247,457

Total liabilities and stockholders’ equity	$32,104	$524,389	$314,037	$(252,693)	$617,837

Condensed Consolidating Balance Sheets

	As of September 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,817	$1,164	$17,887	$—	$22,868
Account receivable, net	108	55,242	48,215	—	103,565
Inventories	—	56,561	27,678	—	84,239
Other current assets	7,845	2,695	5,980	—	16,520

Total current assets	11,770	115,662	99,760	—	227,192
Property, plant and equipment, net	8,684	25,544	46,522	—	80,750
Goodwill	—	192,976	65,614	—	258,590
Intangible assets, net	—	16,277	178	—	16,455
Intercompany balances	—	186,371	75,946	(262,317)	—
Other assets	15,395	10,897	2,380	—	28,672

Total assets	$35,849	$547,727	$290,400	$(262,317)	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$768	$13,665	$5,187	$—	$19,620
Current portion of long-term debt	—	1,285	2,429	—	3,714
Income taxes payable	10,929	(1,183)	6,735	(207)	16,274
Accrued expenses and other current liabilities	11,496	23,502	19,890	—	54,888

Total current liabilities	23,193	37,269	34,241	(207)	94,496
Long-term debt	10,000	109,871	4,137	—	124,008
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	13,036	—	712	—	13,748
Other liabilities	20,528	94	800	—	21,422
Intercompany balances	178,414	—	—	(178,414)	—

Total liabilities	395,171	147,234	39,890	(178,621)	403,674
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	4,274	53	7,081	(11,025)	383
Additional paid-in capital	(275,815)	281,295	139,535	(70,081)	74,934
Retained earnings (accumulated deficit)	(70,045)	113,330	85,349	(2,590)	126,044
Accumulated other comprehensive income (loss)	(17,736)	5,815	18,545	—	6,624

Total stockholders’ equity (deficit)	(359,322)	400,493	250,510	(83,696)	207,985

Total liabilities and stockholders’ equity	$35,849	$547,727	$290,400	$(262,317)	$611,659

Condensed Consolidating Statements of Income

	For The Three Months Ended March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$80,733	$71,945	$(1,757)	$150,921
Cost of sales	284	30,468	39,341	(1,757)	68,336

Gross profit	(284)	50,265	32,604	—	82,585
Selling, general and administrative expenses	6,985	28,514	15,623	—	51,122

Operating income (loss)	(7,269)	21,751	16,981	—	31,463
Other income (expense):
Interest expense	(3,421)	(1,495)	(25)	—	(4,941)
Amortization of deferred financing fees	—	(402)	—	—	(402)
Other, net	10,690	(9,553)	(1,126)	—	11

Income before income taxes	—	10,301	15,830	—	26,131
Income taxes	—	4,350	4,362	(89)	8,623

Net income	$—	$5,951	$11,468	$89	$17,508

	For The Three Months Ended March 31, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$78,582	$59,109	$(3,424)	$134,267
Cost of sales	266	31,397	31,678	(3,424)	59,917

Gross profit	(266)	47,185	27,431	—	74,350
Selling, general and administrative expenses	5,695	24,570	13,978	23	44,266

Operating income (loss)	(5,961)	22,615	13,453	(23)	30,084
Other income (expense):
Interest expense	(3,456)	(1,865)	(82)	—	(5,403)
Amortization of deferred financing fees	—	(400)	—	—	(400)
Other, net	9,167	(7,335)	(939)	—	893

Income (loss) before income taxes	(250)	13,015	12,432	(23)	25,174
Income taxes	(95)	5,695	4,025	(58)	9,567

Net income (loss)	$(155)	$7,320	$8,407	$35	$15,607

	For The Six Months Ended March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$154,248	$132,361	$(3,831)	$282,778
Cost of sales	547	57,437	74,082	(3,831)	128,235

Gross profit	(547)	96,811	58,279	—	154,543
Selling, general and administrative expenses	12,450	56,293	30,881	—	99,624

Operating income (loss)	(12,997)	40,518	27,398	—	54,919
Other income (expense):
Interest expense	(6,774)	(3,215)	(112)	—	(10,101)
Amortization of deferred financing fees	—	(809)	—	—	(809)
Other, net	19,771	(17,561)	(2,253)	—	(43)

Income before income taxes	—	18,933	25,033	—	43,966
Income taxes	—	7,727	6,960	(178)	14,509

Net income	$—	$11,206	$18,073	$178	$29,457

	For The Six Months Ended March 31, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$148,993	$113,398	$(7,975)	$254,416
Cost of sales	522	62,001	60,943	(7,975)	115,491

Gross profit	(522)	86,992	52,455	—	138,925
Selling, general and administrative expenses	12,299	48,655	26,430	—	87,384

Operating income (loss)	(12,821)	38,337	26,025	—	51,541
Other income (expense):
Interest expense	(7,211)	(3,604)	(164)	—	(10,979)
Amortization of deferred financing fees	—	(821)	—	—	(821)
Other, net	19,782	(17,008)	(1,914)	—	860

Income (loss) before income taxes	(250)	16,904	23,947	—	40,601
Income taxes	(95)	8,502	7,122	(100)	15,429

Net income (loss)	$(155)	$8,402	$16,825	$100	$25,172

Condensed Consolidating Statements of Cash Flows

	For The Six Months Ended March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(5,600)		$13,775	$19,728	$—	$27,903
Cash flows from investing activities:
Capital expenditures	(514)		(3,154)	(1,666)	—	(5,334)
Proceeds from sales of property, plant, and equipment	—		56	138	—	194
Payments for intangibles	—		(441)	(118)	—	(559)

Net cash used in investing activities	(514)		(3,539)	(1,646)	—	(5,699)
Cash flows from financing activities:
Proceeds from credit facility	35,500		48,500	—	—	84,000
Principal payments on credit facility	(25,500)		(81,395)	—	—	(106,895)
Proceed from long-term debt	—		—	2,469	—	2,469
Principal payments on long-term debt	—		(42)	(8,688)	—	(8,730)
Cash received from exercise of stock options	3,353		—	—	—	3,353
Cash received from ESP plan	522		—	—	—	522

Net cash provided by (used in) financing activities	13,875		(32,937)	(6,219)	—	(25,281)
Effect of exchange rate changes on cash and cash equivalents	(1,765)		1,310	1,963	—	1,508
Net change in intercompany balances	(10,309)		17,313	(7,004)	—	—

Net increase (decrease) in cash and cash equivalents	(4,313)		(4,078)	6,822	—	(1,569)
Cash and cash equivalents at beginning of period	3,817		1,164	17,887	—	22,868

Cash and cash equivalents at end of period	$(496)		$(2,914)	$24,709	$—	$21,299

Supplemental cash flow information:
Cash paid during the period for interest	$6,770		$3,549	$123	$—	$10,442

Cash paid during the period for income taxes	$7,811	$		$5,147	$—	$12,958

Condensed Consolidating Statements of Cash Flows

	For The Six Months Ended March 31, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$6,064	$20,531	$12,842	$113	$39,550
Cash flows from investing activities:
Capital expenditures	—	(1,898)	(958)	—	(2,856)
Proceeds from sales of property, plant, and equipment	—	5,234	47	—	5,281
Payments for intangibles	—	(646)	(23)	—	(669)

Net cash provided by (used in) investing activities	—	2,690	(934)	—	1,756
Cash flows from financing activities:
Proceeds from credit facility	70,500	5,000	—	—	75,500
Principal payments on credit facility	(98,500)	(5,737)	—	—	(104,237)
Proceed from long-term debt	—	—	3,259	—	3,259
Principal payments on long-term debt	—	(88)	(2,038)	—	(2,126)
Payment of deferred financing fees	—	(473)	—	—	(473)
Cash received from exercise of stock options	451	—	—	—	451

Net cash provided by (used in) financing activities	(27,549)	(1,298)	1,221	—	(27,626)
Effect of exchange rate changes on cash and cash equivalents	(3,454)	3,127	1,418	(113)	978
Net change in intercompany balances	25,495	(22,698)	(2,797)	—	—

Net increase in cash and cash equivalents	556	2,352	11,750	—	14,658
Cash and cash equivalents at beginning of period	(4)	(3,928)	16,584	—	12,652

Cash and cash equivalents at end of period	$552	$(1,576)	$28,334	$—	$27,310

Supplemental cash flow information:
Cash paid during the period for interest	$1,350	$10,657	$91	$—	$12,098

Cash paid during the period for income taxes	$10	$367	$4,999	$—	$5,376

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent’s dental business prior to the spin-off. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2004 and 2003 refer to the second quarters of fiscal 2004 and 2003, respectively.

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
KerrHawe S.A.
Metrex Research Corporation
SpofaDental a.s

Results of Operations

Overview

Our net sales in the second quarter of fiscal 2004 were $150.9 million, an increase of 12.4% over the corresponding prior year period, of which 5.4% is due to favorable currency translation, 4.5% is due to internal growth, which excludes currency fluctuations, and 2.5% is due to the acquisition of SpofaDental a.s. in the fourth quarter of fiscal 2003. For the first six month period of fiscal 2004, net sales were $282.8 million, an increase of 11.1% over the corresponding prior year period, of which 5.4% is due to favorable currency translation, 3.1% is due to net internal growth, which excludes currency fluctuations, and 2.6% is due to the acquisition of SpofaDental a.s. in the fourth quarter of fiscal 2003.

Our domestic sales for the second quarter ended March 31, 2004 were $78.4 million, representing an increase of $2.1 million or 2.7% over the comparable prior year period. For the first six months of fiscal 2004, domestic sales were $148.1 million or 1.9% over the comparable prior year period. International sales increased by $14.6 million, or 25.2%, to $72.5 million for the quarter ended March 31, 2004 compared to the same period in the prior year. In the first six months of fiscal 2004, international sales increased $25.6 million to $134.7 million, or 23.5% higher than the prior year period. Foreign currency fluctuations in the quarter and six month period ended March 31, 2004 represented $7.3 million and $13.5 million, respectively, of the increase in international sales over the comparable prior year periods. In addition, increased sales were partially due to the Spofa acquisition in August 2003.

Our revenues in our Orthodontics segment reflected strong growth in both domestic and international sales. The first full quarter sales of Ormco’s new Inspire Ice™ clear-ceramic bracket and increasing demand for the Damon 2 self-ligating bracket resulted in higher sales in our Orthodontics segment for the second quarter and first six month period of fiscal 2004. We expect to continue to see revenue growth in fiscal 2004 as we promote the Damon 2 system through educational seminars and introduce extensions to our line of high-end brackets. Other contributors to our growth in the Orthodontic segment in the second quarter of fiscal 2004 were our endodontic product line and our system of nearly invisible, custom-made positioners. We also anticipate our planned expanded sales presence in Europe this year will continue to offer long-term growth opportunities in this market.

In fiscal 2003 we transferred the net sales of a portion of our endodontic product line from the Professional Dental segment to the Orthodontic segment. At the commencement of the 2004 fiscal year we transferred certain products of our European endodontic product line from the Professional Dental segment to the Orthodontics segment. The operating results of the Professional Dental segment for fiscal year 2004 do not include the net sales of the recently transferred European endodontic product line. They are, however, included in the fiscal 2003 results. The operating results of the Orthodontics segment include the net sales of the recently transferred European endodontic product line in fiscal year 2004, but do not reflect the net sales of those products in the prior year fiscal period. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2004, there was no impact on our reported consolidated results of operations for the second fiscal quarter of 2004.

Our Professional Dental segment continued to experience lower than historical internal revenue growth, largely the result of a decrease in the net sales of our LED curing light, when compared to sales in the first six months of fiscal 2003. The LED curing light was introduced in the first quarter of fiscal 2003 and generated significant net sales during the first two fiscal quarters of 2003. We expect our LED curing light sales comparison to prior periods to continue to reflect lower revenues for the remainder of fiscal 2004. We are continuing to introduce new products in fiscal 2004 for our Professional Dental segment. Two of these products introduced in the first quarter, Stand-Out and Fill-In, had a delayed introduction into the market and did not contribute significantly to revenue in the second fiscal quarter. Another factor having a slightly negative impact on our Orthodontics segment’s revenues for fiscal 2004 is the reductions to regulatory health reimbursement programs in Germany.

Operating income for the second quarter of fiscal 2004 was $31.5 million, representing an increase of 4.6% from the corresponding fiscal 2003 period. Our gross margins were negatively impacted by $1.5 million in expenses due to the rationalization of Ormco’s production facility in Tijuana, Mexico. The plan to close our facility and transfer production to our other facilities in Mexico was announced in January, 2004, and the closing of the facility is proceeding as planned. We expect to complete the closing by the end of the first fiscal 2005 quarter. There will be minimal additional future expense associated with the closing of the facility, and the rationalization is expected to result in an annual savings of $1.7 million. Increased selling, general and administrative expenses for the quarter ended March 31, 2004 of $6.9 million, or 15.5%, from the corresponding prior year period also had a negative impact on our operating income. The increase in selling, general and administrative expense is primarily the result of increased expenses due to foreign currency translation, increased sales commissions, increased research and development, and expenses incurred by our newly acquired company, SpofaDental a.s. We are also continuing to incur expenses in association with the Sarbanes-Oxley Section 404 compliance efforts, both in terms of one-time costs as well as ongoing expenses. Due to the recently announced delayed effective date of these rules we expect these expenses to be somewhat less than the approximately $0.8 million per quarter that was projected for the remainder of fiscal 2004.

Interest expense in the second quarter of fiscal 2004 was $4.9 million, or $0.5 million less than the prior year period. The decrease was a result of lower average debt in the quarter of $255.6 million, or $66.7 million less than in the prior year period, partially offset by an increase in the average interest rate to 7.65%, from 6.76% in the prior year period. The average interest rate is expected to continue to increase in fiscal 2004 as we pay down our floating rate debt, which carries a lower interest rate than our senior subordinated notes.

Income taxes in the second quarter of fiscal 2004 were $8.6 million, or 33.0% of income before taxes as compared to income taxes of $9.6 million, or 38.0% of income before taxes in the corresponding fiscal 2003 period. The 5.0% reduction in our tax rate is primarily attributable to the benefits resulting from the consolidation of several of our European facilities into Switzerland, which has a lower tax rate. We believe that our effective tax rate for the full year will remain at 33.0%. However, this is based on current assumptions regarding the income contributions from our various operations around the world. Should the income contributions from territories with higher tax rates exceed our expectations, then our effective tax rate could be higher than 33.0%.

We are consolidating Spofa’s operations from five facilities to one facility, and we anticipate the expense to significantly offset Spofa’s profit contribution this fiscal year. We believe that we will see higher operating margins from Spofa once the consolidation is complete.

Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

Net Sales

Net Sales	Fiscal 2004	Fiscal 2003
	(in thousands)
Professional Dental	$83,849	$76,815
Orthodontics	67,072	57,452

Total Net Sales	$150,921	$134,267

Overall Company. Net sales for the quarter ended March 31, 2004 increased by $16.7 million, or 12.4%, from the corresponding fiscal 2003 quarter.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from an acquired company (approximately $3.9 million), (b) favorable foreign currency fluctuations (approximately $3.8 million) and (c) net sales of new products (approximately $3.1 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $2.2 million), (b) a decrease in net sales due to the transfer of the European endodontic product sales to the Orthodontics segment, which contributed approximately $1.2 million in net sales to the Professional Dental segment in the comparable prior year period and (c) increased rebate (approximately $0.4 million).

Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $4.2 million), (b) favorable foreign currency fluctuations (approximately $3.5 million), (c) an increase in net sales due to the transfer of the European endodontic product sales from the Professional Dental segment, which contributed approximately $1.3 million in net sales to the Orthodontics segment in the second quarter of fiscal 2004 and (d) net sales of new products (approximately $0.9 million). The increase in net sales was offset by increased rebate (approximately $0.3 million).

Gross Profit

Gross Profit	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$46,426	55.4%	$42,470	55.3%
Orthodontics	36,159	53.9	31,880	55.5

Total Gross Profit	$82,585	54.7%	$74,350	55.4%

Overall Company. Gross profit for the quarter ended March 31, 2004 increased by $8.2 million or 11.1% from the corresponding fiscal 2003 quarter.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit derived from the net sales of products from an acquired company (approximately $2.1 million), (b) favorable foreign currency fluctuations (approximately $2.1 million) and (c) gross profit relating to new products (approximately $1.9 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $1.3 million), (b) increased rebate (approximately $0.4 million), (c) decreased gross profit due to the transfer of the European endodontic product line to the Orthodontics segment, which contributed approximately $0.3 million in gross profit to the Professional Dental segment in the comparable prior year period and (d) a change in product mix (approximately $0.1 million).

Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) favorable foreign currency fluctuations (approximately $3.5 million), (b) increased net sales of existing products (approximately $2.3 million), (c) favorable manufacturing variances (approximately $0.8 million), (d) gross profit relating to new products (approximately $0.5 million) and (e) increased gross profit due to the transfer of the European endodontic product line from the Professional Dental segment, which contributed approximately $0.2 million in gross profit to the Orthodontics segment in the second quarter of fiscal 2004. The increase in gross profit was partially offset by: (a) costs related to the closure of the manufacturing facility in Mexico (approximately $1.5 million), (b) a change in product mix (approximately $0.6 million), (c) inventory adjustments (approximately $0.4 million, primarily due to physical inventory adjustments), (d) increased rebate (approximately $0.3 million) and (e) increased royalty expense (approximately $0.2 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$27,786	33.1%	$24,793	32.3%
Orthodontics	23,336	34.8	19,473	33.9

Total Selling, General and Administrative Expenses	$51,122	33.9%	$44,266	33.0%

Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2004 increased by $6.9 million or 15.5% from the corresponding fiscal 2003 quarter.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses of an acquired company (approximately $1.1 million), (b) an increase in expenses relating to foreign currency fluctuations (approximately $1.1 million), (c) increased selling and marketing expenses (approximately $0.5 million), (d) increased general and administrative expenses (approximately $0.2 million) and (e) increased amortization expense of other intangible assets (approximately $0.1 million).

Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $2.0 million), (b) increased selling and marketing expenses (approximately $1.5 million), (c) increased expenses related to foreign currency fluctuations (approximately $0.3 million) and (d) increased research and development expenses (approximately $0.1 million).

Operating Income

Operating Income	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$18,640	22.2%	$17,677	23.0%
Orthodontics	12,823	19.1	12,407	21.6

Total Operating Income	$31,463	20.8%	$30,084	22.4%

As a result of the foregoing, operating income for the quarter ended March 31, 2004 increased by 4.6% or $1.4 million from operating income in the corresponding quarter of fiscal 2003.

Interest Expense

Interest expense was $4.9 million in the second quarter of fiscal 2004, a decrease of $0.5 million from the corresponding fiscal 2003 quarter. The decrease resulted from reduced average debt balances from $322.3 million in fiscal 2003 to $255.6 million in fiscal 2004, partially offset by an increase in the average interest rate on debt from 6.76% in fiscal 2003 to 7.65% in fiscal 2004. Debt that was paid down in the second quarter of fiscal 2004 was adjustable rate debt with a lower average interest rate. This decrease in debt and increase in average interest rates is expected to continue for the balance of the year.

Income Taxes

Taxes on income in the second quarter of fiscal 2004 were $8.6 million, or 33.0% of income before taxes as compared to taxes on income of $9.6 million, or 38.0% of income before taxes in the corresponding 2003 period.

Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003

Net Sales

Net Sales	Fiscal 2004	Fiscal 2003
	(in thousands)
Professional Dental	$155,293	$147,743
Orthodontics	127,485	106,673

Total Net Sales	$282,778	$254,416

Overall Company. Net sales for the six months ended March 31, 2004 increased by $28.4 million, or 11.1%, from the corresponding fiscal 2003 period.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from an acquired company (approximately $7.6 million), (b) favorable foreign currency fluctuations (approximately $6.5 million) and (c) net sales of new products (approximately $3.6 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $6.9 million), (b) a decrease in net sales due to the transfer of the European endodontic product sales to the Orthodontics segment, which contributed approximately $2.5 million in net sales to the Professional Dental segment in the comparable prior year period, and (c) increased rebate (approximately $0.7 million).

Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $7.8 million), (b) favorable foreign currency fluctuations (approximately $7.1 million), (c) net sales of new products (approximately $3.0 million), (d) an increase in net sales due to the transfer of the European endodontic product sales from the Professional Dental segment, which contributed approximately $2.6 million in net sales to the Orthodontics segment in the first six months of fiscal 2004, and (e) reduced rebate (approximately $0.3 million).

Gross Profit

Gross Profit	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$84,549	54.4%	$80,873	54.7%
Orthodontics	69,994	54.9	58,052	54.4

Total Gross Profit	$154,543	54.7%	$138,925	54.6%

Overall Company. Gross profit for the six months ended March 31, 2004 increased by $15.6 million or 11.2% from the corresponding fiscal 2003 period.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit derived from the net sales of products from an acquired company (approximately $3.9 million), (b) favorable foreign currency fluctuations (approximately $3.2 million) and (c) gross profit relating to new products (approximately $2.2 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $3.9 million), (b) increased rebate (approximately $0.7 million), (c) decreased gross profit due to the transfer of the European endodontic product line to the Orthodontics segment, which contributed approximately $0.6 million in gross profit for the Professional Dental segment in the comparable prior year period, (d) inventory adjustments (approximately $0.3 million) and (e) a change in product mix (approximately $0.1 million).

Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) favorable foreign currency fluctuations (approximately $7.1 million), (b) increased net sales of existing products (approximately $4.3 million), (c) favorable manufacturing variances (approximately $3.0 million), (d) gross profit relating to new products (approximately $1.6 million), (e) increased gross profit due to the transfer of the European endodontic product line from the Professional Dental segment, which contributed approximately $0.4 million in gross profit to the Orthodontics segment in the first six months of fiscal 2004 and (f) decreased rebate (approximately $0.3 million). The increase in gross profit was partially offset by: (a) a change in product mix (approximately $2.9 million), (b) costs related to the closure of the manufacturing facility in Mexico (approximately $1.5 million), (c) increased royalty expense (approximately $0.3 million) and (d) inventory adjustments (approximately $0.1 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$54,313	35.0%	$49,422	33.5%
Orthodontics	45,311	35.5	37,962	35.6

Total Selling, General and Administrative Expenses	$99,624	35.2%	$87,384	34.3%

Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2004 increased by $12.2 million or 14.0% from the corresponding fiscal 2003 period.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses of an acquired company (approximately $2.6 million), (b) an increase in expenses relating to foreign currency fluctuations (approximately $1.4 million), (c) increased selling and marketing expenses (approximately $1.2 million) and (d) increased research and development expenses (approximately $0.1 million). The increase in selling, general and administrative expenses was offset by decreased general and administrative expenses (approximately $0.4 million).

Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $4.0 million) as a result of the increase in net sales, (b) increased general and administrative expenses (approximately $2.0 million), (c) increased expenses related to foreign currency fluctuations (approximately $1.0 million) and (d) increased research and development expenses (approximately $0.3 million).

Operating Income

Operating Income	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$30,236	19.5%	$31,451	21.3%
Orthodontics	24,683	19.4	20,090	18.8

Total Operating Income	$54,919	19.4%	$51,541	20.3%

As a result of the foregoing, operating income for the six months ended March 31, 2004 increased by 6.6% or $3.4 million from operating income in the corresponding fiscal 2003 period.

Interest Expense

Interest expense was $10.1 million in the first six months of fiscal 2004, a decrease of $0.9 million from the corresponding fiscal 2003 period. The decrease resulted from reduced average debt balances from $329.5 million in fiscal 2003 to $262.7 million in fiscal 2004, partially offset by an increase in the average interest rate on debt from 6.62% in fiscal 2003 to 7.56% in fiscal 2004. Debt that was paid down in the first quarter of fiscal 2004 was adjustable rate debt with a lower average interest rate. This increase in interest rates is expected to continue for the balance of the year.

Income Taxes

Taxes on income in the first six months of fiscal 2004 were $14.5 million, or 33.0% of income before taxes as compared to taxes on income of $15.4 million, or 38.0% of income before taxes in the corresponding 2003 period.

Liquidity and Capital Resources

Our main source of liquidity is cash generated by operating activities and, to a lesser extent, borrowings under our credit facility (“Credit Facility”). The borrowings under our Credit Facility are made from our $150.0 million revolving credit facility, which is part of our $350 million syndicated credit facility. As of March 31, 2004, $123.3 million of the $150.0 million revolving credit facility was available for borrowing.

Cash provided by operations for the six months ended March 31, 2004 was $27.9 million, as compared to $39.6 million for the six months ended March 31, 2003, a decrease of $11.6 million. The decrease resulted primarily from decreases in accrued payroll due to increased incentive compensation payments in the first quarter of fiscal 2004, decreased accrued rebates due to increased rebate payments in the second quarter of fiscal 2004, decreased accounts payable, as well as increases in inventory, prepaids and accounts receivable. Working capital increased to $147.0 million at March 31, 2004 from $132.7 million at September 30, 2003. The current ratio increased to 2.7 at March 31, 2004 from 2.4 at September 30, 2003, primarily due to the decreases in accounts payable and accrued rebates previously discussed. Days sales outstanding (“DSO”) was 56.7 for the three months ended March 31, 2004, as compared to 57.3 days for the three months ended March 31, 2003 and 60.1 for the three months ended September 30, 2003. Inventory days were 121 as of March 31, 2004, as compared to 139 days at March 31, 2003 due to our increased focus on supply chain and inventory management. We expect inventory levels to increase modestly over the remainder of the fiscal year, as inventory of certain products is built to cover expected demand during the transition of manufacturing from our Tijuana facility to other facilities in Mexico.

Capital expenditures for property, plant and equipment were $5.3 million and $2.9 million for the first six months of 2004 and 2003, respectively. We expect capital expenditures for all of fiscal 2004 to be approximately $11.0 to $13.0 million.

Net cash used for financing activities for the six months ended March 31, 2004 was $25.3 million. Net debt repayments were $29.2 million, offset by cash received from the exercise of stock options and the employee stock purchase plan of $3.9 million.

We expect on an ongoing basis, to be able to finance cash requirements, including capital expenditures, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under our existing credit facilities.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at March 31, 2004.

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

We presently have, and will continue to have, a substantial amount of indebtedness which require significant interest payments. As of March 31, 2004, we had $248.8 million in total long-term borrowings (including current portion), and $247.5 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of March 31, 2004, goodwill and other intangible assets with indefinite lives represented approximately 45% of our total assets. If during the testing an impairment loss is required, our financial results for the relevant period will be reduced by the amount of the impairment loss, net of income tax effects, if any.

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

We intend to continue to expand our business over time into new geographic regions and offer additional products and services, subject to the sufficiency of our cash resources and our ability to comply with the covenants in our various debt instruments. Our future performance will depend, in large part, upon our ability to implement and manage our growth effectively. Our growth in the future will continue to place a significant strain on our administrative, operational, and financial resources. We anticipate that, if we are successful in expanding our business, we will be required to recruit and hire a substantial number of new managerial, finance, accounting, and support personnel. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on our performance. To manage our growth successfully, we will also have to continue to improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

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

For fiscal year 2004, our projected total foreign currency exposure is estimated to be approximately 88.3 million euros, 938.0 million Japanese yen, 11.5 million Canadian dollars, 17.8 million Australian dollars, 14.8 million Mexican peso, 28.3 million Czech koruna and 29.8 million Swiss francs. We have put in place a strategy to manage our euro and Japanese yen cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, Mexican peso, Czech koruna and Swiss franc at March 31, 2004.

At March 31, 2004, an unrealized loss of $2.0 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges has been discontinued.

Zero cost collar contracts in place as of March 31, 2004 are as follows (in thousands, except rates):

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	04/14/2003	04/15/2004	06/15/2004	10,500	1.04	1.08
Euro	05/02/2003	07/15/2004	09/15/2004	10,500	1.09	1.13
Euro	12/15/2003	10/15/2004	12/15/2004	9,000	1.20	1.24
Euro	01/09/2004	01/14/2005	03/15/2005	9,000	1.24	1.30
Yen	04/14/2003	04/15/2004	06/15/2004	180,000	121.00	116.75
Yen	05/01/2003	07/15/2004	09/15/2004	180,000	119.50	116.75
Yen	12/15/2003	10/15/2004	12/15/2004	180,000	108.00	104.40
Yen	01/27/2004	01/14/2005	03/15/2005	180,000	107.00	100.25

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

At March 31, 2004, an unrealized loss of $6.0 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

Interest Rate Exposure - Interest Rate Risk Management

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of March 31, 2004. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending March 31
Liabilities	2005	2006	2007	2008	2009	Thereafter	Fair Value
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$166,875
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$1,453	$848	$855	$23,364	$897	$71,365	$98,782
Average Interest Rate	4.515%	5.525%	6.270%	6.860%	7.305%	7.665%

For the quarter ended March 31, 2004, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.5 million. At March 31, 2004, an unrealized loss of $1.7 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of March 31, 2004 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Three Months Ended March 31, 2004	Fair Value (Pre-tax)
Kerr B	$15,991	4 years	1/2/2001	3/30/2001	3/31/2005	$165.9	$767.4
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	286.9	2,043.8

Total	$41,336					$452.8	$2,811.2

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

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company, a Delaware corporation, held its Annual Meeting of Stockholders on February 6, 2004. A quorum was present at the Annual Meeting, with 35,946,414 shares out of a total of 38,355,754 shares entitled to cast votes represented in person or by proxy at the meeting. The only matter before the stockholders was the election of three directors to serve as Class I Directors until the 2007 Annual Meeting of Stockholders and until their respective successors were duly elected and qualified.

The stockholders voted to elect Floyd W. Pickrell, Jr., William E.B. Siart, and James R. Parks to serve as Class I directors until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	Mr. Pickrell	Mr. Siart	Mr. Parks
For	34,439,599	33,845,467	33,905,902
Withheld From	1,506,815	2,100,947	2,040,512

The terms of office as directors of Kenneth F. Yontz, Dennis Brown, Donald N. Ecker and Robert W. Klemme continued after the meeting.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

(b) Reports on Form 8-K:

On January 27, 2004, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter ended December 31, 2003.

On April 28, 2004, subsequent to the end of the quarter for which this report is filed, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter and six month period ended March 31, 2004.

On May 7, 2004, the Company filed a report on Form 8-K describing a plan adopted in accordance with Rule 10b5-1(c)(1) under the Securities and Exchange Act of 1934 on April 28, 2004 which allows Floyd W. Pickrell, Jr., the President and Chief Executive Officer of the Company, to exercise options he holds to purchase the Company’s stock and sell such shares over the course of the next six months. The plan expires in October 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: May 12, 2004	/s/ GREGORY D. WALLER
Gregory D. Waller Vice President - Finance, Chief Financial Officer & Treasurer*

* executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	(a) Restated Certificate of Incorporation of the Registrant (b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock

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