Form 10-Q
period 2004-06-30
SYBRON DENTAL SPECIALTIES INC
filed 2004-08-09
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒    No ☐

At August 3, 2004, there were 38,918,942 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	September 30, 2003
	(in thousands except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30,018	$22,868
Accounts receivable, net	103,536	103,565
Inventories	88,845	84,239
Deferred income taxes	5,769	4,896
Prepaid expenses and other current assets	12,701	11,624

Total current assets	240,869	227,192
Property, plant and equipment, net	80,428	80,750
Goodwill	261,846	258,590
Intangible assets, net	16,160	16,455
Other assets	27,750	28,672

Total assets	$627,053	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,585	$19,620
Current portion of long-term debt	768	3,714
Income taxes payable	17,201	16,274
Accrued payroll and employee benefits	29,974	28,712
Restructuring reserve	1,125	1,486
Accrued rebates	8,988	9,872
Accrued interest	709	3,901
Other current liabilities	14,008	10,917

Total current liabilities	87,358	94,496
Long-term debt	82,239	124,008
Senior subordinated notes	150,000	150,000
Deferred income taxes	12,885	13,748
Other liabilities	22,677	21,422

Total liabilities	355,159	403,674
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000 shares, no shares outstanding	—	—
Common stock, $0.01 par value; authorized 250,000 shares, 38,946 and 38,285 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	389	383
Additional paid-in capital	87,778	74,934
Retained earnings	172,031	126,044
Accumulated other comprehensive income	11,696	6,624

Total stockholders’ equity	271,894	207,985

Total liabilities and stockholders’ equity	$627,053	$611,659

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except for per share amounts)
Net sales	$145,518	$134,232	$428,296	$388,648
Cost of sales:
Cost of products sold	63,517	59,850	190,270	175,341
Restructuring charge	132	—	1,614	—

Total cost of sales	63,649	59,850	191,884	175,341

Gross profit	81,869	74,382	236,412	213,307
Selling, general and administrative expenses	51,976	44,799	150,969	131,573
Amortization of intangible assets	307	329	938	939

Total selling, general and administrative expenses	52,283	45,128	151,907	132,512

Operating income	29,586	29,254	84,505	80,795
Other income (expense):
Interest expense	(4,677)	(5,418)	(14,778)	(16,397)
Amortization of deferred financing fees	(401)	(416)	(1,210)	(1,237)
Other, net	163	(35)	120	825

Income before income taxes	24,671	23,385	68,637	63,986
Income taxes	8,141	8,406	22,650	23,835

Net income	$16,530	$14,979	$45,987	$40,151

Basic earnings per share	$0.43	$0.39	$1.19	$1.05

Diluted earnings per share	$0.41	$0.38	$1.15	$1.03

Weighted average shares outstanding:
Basic	38,722	38,166	38,501	38,058

Diluted	40,343	39,735	40,143	38,874

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at September 30, 2003	38,285	$383	$74,934	$126,044	$6,624	$207,985
Comprehensive income:
Net income	—	—	—	45,987	—	45,987
Translation adjustment	—	—	—	—	3,086	3,086
Unrealized gain on derivative instruments	—	—	—	—	1,986	1,986

Total comprehensive income						51,059
Issuance of common stock from stock options exercised	608	5	8,769	—	—	8,774
Income tax benefit from stock options exercised	—	—	2,904	—	—	2,904
Issuance of common stock from employee stock purchase plan	53	1	1,171	—	—	1,172

Balance at June 30, 2004	38,946	$389	$87,778	$172,031	$11,696	$271,894

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$45,987	$40,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,785	8,637
Amortization of intangible assets	938	939
Amortization of deferred financing fees	1,210	1,237
Gain on sales of property, plant and equipment	(102)	(659)
Provision for losses on doubtful receivables	586	223
Inventory provisions	2,436	2,180
Deferred income taxes	(1,118)	(2,147)
Income tax benefit from stock options exercised	2,904	450
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in accounts receivable	120	(10,930)
(Increase)/decrease in inventories	(5,592)	3,640
(Increase)/decrease in prepaid expenses and other current assets	(1,077)	1,219
Increase/(decrease) in accounts payable	(5,035)	682
Increase in income taxes payable	927	11,444
Increase in accrued payroll and employee benefits	1,262	32
Increase/(decrease) in accrued rebates	(884)	746
Decrease in restructuring reserve	(361)	(2,094)
Decrease in accrued interest	(3,192)	(3,366)
Increase in other current liabilities	3,091	3,084
Net change in other assets and liabilities	721	(2,898)

Net cash provided by operating activities	52,606	52,570
Cash flows from investing activities:
Capital expenditures	(8,537)	(5,352)
Proceeds from sales of property, plant, and equipment	159	5,304
Deposit	—	(16,083)
Payments for intangibles	(750)	(911)

Net cash used in investing activities	(9,128)	(17,042)
Cash flows from financing activities:
Proceeds from credit facility	108,500	104,500
Principal payments on credit facility	(146,555)	(141,074)
Proceeds from long-term debt	2,469	3,259
Principal payments on long-term debt	(9,345)	(3,651)
Payment of deferred financing fees	—	(473)
Proceeds from exercise of stock options	8,774	3,105
Proceeds from employee stock purchase plan	1,172	—

Net cash used in financing activities	(34,985)	(34,334)
Effect of exchange rate changes on cash and cash equivalents	(1,343)	6,037

Net increase in cash and cash equivalents	7,150	7,231
Cash and cash equivalents at beginning of period	22,868	12,652

Cash and cash equivalents at end of period	$30,018	$19,883

Supplemental cash flow information:
Cash paid during the period for interest	$18,338	$20,625

Cash paid during the period for income taxes	$19,422	$11,603

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OVERVIEW AND BASIS OF PRESENTATION

Sybron Dental Specialties, Inc. (“SDS” or the “Company”) was incorporated in Delaware on July 17, 2000. At the time of its incorporation the Company was a wholly-owned subsidiary of Sybron International Corporation, which is now known as Apogent Technologies Inc. (“Apogent”). The Company was created to effect the spin-off by Apogent of its dental business. As a part of the spin-off, which occurred on December 11, 2000, Apogent transferred to SDS, along with certain other assets, all of the capital stock of Sybron Dental Management, Inc. (“SDM”), which owned, directly or indirectly, the stock or other equity interest in the subsidiaries that held substantially all of the assets and liabilities of Apogent’s then dental business. Apogent then distributed to its shareholders, by means of pro rata distribution, all of the Company’s outstanding common stock together with related preferred stock purchase rights (the “spin-off”). As a result, SDS became an independent, publicly-traded company.

The unaudited condensed consolidated financial statements reflect the operations of SDS and its wholly-owned subsidiaries and affiliates. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarters ended June 30, 2004 and 2003 refer to the third quarters of fiscal years 2004 and 2003, respectively. The Company has reclassified certain prior year data to conform to the 2004 presentation.

In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. The results for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. This information should only be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2. INVENTORIES

Inventories at June 30, 2004 and September 30, 2003 are presented below.

	June 30, 2004	September 30, 2003
Raw materials and supplies	$25,381	$21,851
Work in process	17,916	19,211
Finished goods	50,901	47,544
Inventory reserves	(5,353)	(4,367)

	$88,845	$84,239

3. GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives. The following table details the balances of the intangible assets as of June 30, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$16,057	$9,841	$6,216
Other	14,806	14,572	234

Total	$30,863	$24,413	6,450

Intangibles Assets Not Subject To Amortization:
Trademarks			9,710

Total Intangible Assets			$16,160

4. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Eligible salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits only if they reach retirement age while working for SDS. In addition, under the current collective bargaining agreement between Kerr Corporation and the United Auto Workers, the bargaining unit employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company’s contributions were frozen at the levels equal to the Company’s contributions on December 31, 1988, except where collective bargaining agreements or early retirement agreements prohibit such a freeze.

The following table provides the components of net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$985	$786	$2,955	$2,358	$119	$73	$357	$219
Interest cost	820	726	2,460	2,178	205	171	615	513
Expected return on plan assets	(948)	(768)	(2,844)	(2,304)	—	—	—	—
Amortization of prior service cost	24	25	72	75	—	—	—	—
Amortization of actuarial loss	302	173	906	519	121	65	363	195

Net periodic benefit cost	$1,183	$942	$3,549	$2,826	$445	$309	$1,335	$927

The Company is currently assessing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The accumulated benefit obligation and the net periodic benefit cost do not reflect the effects of the Act.

The Company’s funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under SFAS No. 87 “Employers’ Accounting for Pensions.” The Company expects to contribute approximately $340 to its pension plan assets in fiscal 2004. As of June 30, 2004, $255 in contributions have been made this fiscal year.

5. RESTRUCTURING CHARGES

In January 2004, the Company implemented a plan to close the Tijuana facility by the end of the first quarter of fiscal 2005, and as a result of this plan, has recorded restructuring charges of $1,614 ($1,081 after tax) in the nine months ended June 30, 2004. The charges are comprised of severance and termination costs associated with the 246 employees whose employment the Company plans to terminate as a result of the closure; the related liability is recorded in other current liabilities.

In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge is primarily comprised of severance and termination costs associated with the 71 employees whose employment the Company terminated as a result of the consolidation of several of the Company’s European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 restructuring charge, approximately $3,064 is related to cash payments for severance and contractual obligations, $300 for the cash payment of tax liabilities included in income taxes payable while the balance of approximately $302 relates to non-cash charges. The Company expects to complete the balance of the 2002 restructuring plan by the end of fiscal 2004.

The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

	Severance	Lease Payments	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	300	—	33	903
Fiscal 2004 Cash Payments	355	—	—	—	—	—	—	355

June 30, 2004 Balance	$161	$54	$—	$—	$300	$—	$33	$548

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company terminated as a result of the 2002 European restructuring plan.

(b)	Amount represents lease payments on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents $300 for tax liabilities included in income taxes payable.

(e)	Amount represents certain contractual obligations.

In June 1998, SDS recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines.

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

	Severance	Lease Payments	Shut-Down Costs	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Charges	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Charges	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Non-Cash Charges	—	—	—	—	—	—	—	6	6

June 30, 2004 Balance	$—	$—	$—	$—	$—	$700	$—	$177	$877

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)	Amount represents certain contractual obligations.

6. SEGMENT INFORMATION

The Company is a global manufacturer and marketer of a broad range of consumable dental products and related small equipment, and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. The Company’s subsidiaries operate in two business segments: Professional Dental and Orthodontics.

The following table presents the results of operations for these business segments for the quarter and nine month periods ended June 30:

THREE MONTHS ENDED JUNE 30,	Professional Dental	Orthodontics	Eliminations	Total SDS
2004
Revenues:
External customer	$80,698	$64,820	$—	$145,518
Intersegment	569	1,084	(1,653)	—

Total revenues	$81,267	$65,904	$(1,653)	$145,518

Gross profit	$44,663	$37,206	$—	$81,869
Selling, general and administrative expenses	28,771	23,512	—	52,283
Operating income	15,892	13,694	—	29,586
2003
Revenues:
External customer	$77,785	$56,447	$—	$134,232
Intersegment	879	1,992	(2,871)	—

Total revenues	$78,664	$58,439	$(2,871)	$134,232

Gross profit	$41,816	$32,566	$—	$74,382
Selling, general and administrative expenses	24,824	20,304	—	45,128
Operating income	16,992	12,262	—	29,254

NINE MONTHS ENDED JUNE 30,	Professional Dental	Orthodontics	Eliminations	Total SDS
2004
Revenues:
External customer	$235,991	$192,305	$—	$428,296
Intersegment	2,481	3,003	(5,484)	—

Total revenues	$238,472	$195,308	$(5,484)	$428,296

Gross profit	$129,212	$107,200	$—	$236,412
Selling, general and administrative expenses	83,084	68,823	—	151,907
Operating income	46,128	38,377	—	84,505
2003
Revenues:
External customer	$225,528	$163,120	$—	$388,648
Intersegment	4,139	6,707	(10,846)	—

Total revenues	$229,667	$169,827	$(10,846)	$388,648

Gross profit	$122,689	$90,618	$—	$213,307
Selling, general and administrative expenses	74,246	58,266	—	132,512
Operating income	48,443	32,352	—	80,795

The following table presents the segment assets as of June 30, 2004 compared to the prior fiscal year end:

	Professional Dental	Orthodontics	Total SDS
June 30, 2004	$454,203	$172,850	$627,053
September 30, 2003	$431,212	$180,447	$611,659

7. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic shares outstanding (weighted average)	38,722	38,166	38,501	38,058
Effect of dilutive securities	1,621	1,569	1,642	816

Diluted shares outstanding	40,343	39,735	40,143	38,874

Options outstanding during the three month and nine month periods ended June 30, 2004 to purchase approximately 60 shares of common stock were not included in the computation of dilutive shares because inclusion would be anti-dilutive. Options outstanding during the nine month period ended June 30, 2003 to purchase approximately 393 shares of common stock were also excluded in the computation of dilutive shares because inclusion would be anti-dilutive. No options to purchase shares of common stock were excluded from the computation of dilutive securities for the three months ended June 30, 2003.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The Black-Scholes weighted average fair value of stock options granted during the nine months ended June 30, 2004, and 2003 was $8.11 and $4.43, respectively. There were no stock options granted in the quarters ended June 30, 2004 and 2003. The Black-Scholes weighted average estimated fair value of purchase rights pursuant to the employee stock purchase plan during the three months and nine months ended June 30, 2004 was $6.58 and $5.75, respectively.

For purposes of pro forma disclosures, the estimated fair value of each option is assumed to be amortized over its vesting period. The pro forma recognition of compensation expense under the fair value method on net income and earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$16,530	$14,979	$45,987	$40,151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	914	659	2,954	2,019

Pro forma net income:	$15,616	$14,320	$43,033	$38,132

Earnings per share:
Basic - as reported	$0.43	$0.39	$1.19	$1.05

Basic - pro forma	$0.40	$0.38	$1.12	$1.00

Diluted - as reported	$0.41	$0.38	$1.15	$1.03

Diluted - pro forma	$0.39	$0.36	$1.07	$0.98

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

Below are the unaudited condensed consolidating balance sheets as of June 30, 2004 and September 30, 2003, statements of income for the three months and nine months ended June 30, 2004 and 2003, and statements of cash flows for the nine months ended June 30, 2004 and 2003, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(374)	$(1,080)	$31,472	$—	$30,018
Account receivable, net	(5)	55,030	48,511	—	103,536
Inventories	—	56,712	32,133	—	88,845
Other current assets	8,610	2,776	7,084	—	18,470

Total current assets	8,231	113,438	119,200	—	240,869
Property, plant and equipment, net	8,082	26,223	46,123	—	80,428
Goodwill	—	192,975	68,871	—	261,846
Intangible assets, net	—	16,039	121	—	16,160
Intercompany balances	—	175,726	87,334	(263,060)	—
Other assets	15,574	9,701	2,475	—	27,750

Total assets	$31,887	$534,102	$324,124	$(263,060)	$627,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$111	$8,786	$5,688	$—	$14,585
Current portion of long-term debt	—	763	5	—	768
Income taxes payable	(4,103)	11,675	10,127	(498)	17,201
Accrued expenses and other current liabilities	8,509	25,568	20,727	—	54,804

Total current liabilities	4,517	46,792	36,547	(498)	87,358
Long-term debt	12,500	69,739	—	—	82,239
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	12,170	—	715	—	12,885
Other liabilities	21,764	16	897	—	22,677
Intercompany balances	179,158	—	—	(179,158)	—

Total liabilities	380,109	116,547	38,159	(179,656)	355,159
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	389	3,944	7,081	(11,025)	389
Additional paid-in capital	(262,971)	277,630	143,200	(70,081)	87,778
Retained earnings (accumulated deficit)	(67,482)	129,897	111,914	(2,298)	172,031
Accumulated other comprehensive income (loss)	(18,158)	6,084	23,770	—	11,696

Total stockholders’ equity (deficit)	(348,222)	417,555	285,965	(83,404)	271,894

Total liabilities and stockholders’ equity	$31,887	$534,102	$324,124	$(263,060)	$627,053

Condensed Consolidating Balance Sheets

	As of September 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,817	$1,164	$17,887	$—	$22,868
Account receivable, net	108	55,242	48,215	—	103,565
Inventories	—	56,561	27,678	—	84,239
Other current assets	7,845	2,695	5,980	—	16,520

Total current assets	11,770	115,662	99,760	—	227,192
Property, plant and equipment, net	8,684	25,544	46,522	—	80,750
Goodwill	—	192,976	65,614	—	258,590
Intangible assets, net	—	16,277	178	—	16,455
Intercompany balances	—	186,371	75,946	(262,317)	—
Other assets	15,395	10,897	2,380	—	28,672

Total assets	$35,849	$547,727	$290,400	$(262,317)	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable	$768	$13,665	$5,187	$—	$19,620
Current portion of long-term debt	—	1,285	2,429	—	3,714
Income taxes payable	10,929	(1,183)	6,735	(207)	16,274
Accrued expenses and other current liabilities	11,496	23,502	19,890	—	54,888

Total current liabilities	23,193	37,269	34,241	(207)	94,496
Long-term debt	10,000	109,871	4,137	—	124,008
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	13,036	—	712	—	13,748
Other liabilities	20,528	94	800	—	21,422
Intercompany balances	178,414	—	—	(178,414)	—

Total liabilities	395,171	147,234	39,890	(178,621)	403,674
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	4,274	53	7,081	(11,025)	383
Additional paid-in capital	(275,815)	281,295	139,535	(70,081)	74,934
Retained earnings (accumulated deficit)	(70,045)	113,330	85,349	(2,590)	126,044
Accumulated other comprehensive income (loss)	(17,736)	5,815	18,545	—	6,624

Total stockholders’ equity (deficit)	(359,322)	400,493	250,510	(83,696)	207,985

Total liabilities and stockholders’ equity	$35,849	$547,727	$290,400	$(262,317)	$611,659

Condensed Consolidating Statements of Income

	For The Three Months Ended June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$81,857	$65,314	$(1,653)	$145,518
Cost of sales	269	28,203	36,830	(1,653)	63,649

Gross profit	(269)	53,654	28,484	—	81,869
Selling, general and administrative expenses	7,335	28,709	16,239	—	52,283

Operating income (loss)	(7,604)	24,945	12,245	—	29,586
Other income (expense):
Interest expense	(3,401)	(1,315)	39	—	(4,677)
Amortization of deferred financing fees	—	(401)	—	—	(401)
Other, net	11,005	(9,982)	(860)	—	163

Income before income taxes	—	13,247	11,424	—	24,671
Income taxes	—	5,322	2,932	(113)	8,141

Net income	$—	$7,925	$8,492	$113	$16,530

	For The Three Months Ended June 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$80,171	$56,932	$(2,871)	$134,232
Cost of sales	238	29,690	32,793	(2,871)	59,850

Gross profit	(238)	50,481	24,139	—	74,382
Selling, general and administrative expenses	4,390	26,757	13,981	—	45,128

Operating income (loss)	(4,628)	23,724	10,158	—	29,254
Other income (expense):
Interest expense	(3,371)	(1,866)	(181)	—	(5,418)
Amortization of deferred financing fees	—	(416)	—	—	(416)
Other, net	8,255	(7,249)	(1,041)	—	(35)

Income before income taxes	256	14,193	8,936	—	23,385
Income taxes	(383)	5,235	3,519	35	8,406

Net income	$639	$8,958	$5,417	$(35)	$14,979

	For The Nine Months Ended June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236,105	$197,675	$(5,484)	$428,296
Cost of sales	817	85,640	110,911	(5,484)	191,884

Gross profit	(817)	150,465	86,764	—	236,412
Selling, general and administrative expenses	19,785	85,002	47,120	—	151,907

Operating income (loss)	(20,602)	65,463	39,644	—	84,505
Other income (expense):
Interest expense	(10,174)	(4,532)	(72)	—	(14,778)
Amortization of deferred financing fees	—	(1,210)	—	—	(1,210)
Other, net	30,776	(27,542)	(3,114)	—	120

Income before income taxes	—	32,179	36,458	—	68,637
Income taxes	—	13,048	9,893	(291)	22,650

Net income	$—	$19,131	$26,565	$291	$45,987

	For The Nine Months Ended June 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$229,164	$170,330	$(10,846)	$388,648
Cost of sales	760	91,691	93,736	(10,846)	175,341

Gross profit	(760)	137,473	76,594	—	213,307
Selling, general and administrative expenses	16,689	75,412	40,411	—	132,512

Operating income (loss)	(17,449)	62,061	36,183	—	80,795
Other income (expense):
Interest expense	(10,583)	(5,469)	(345)	—	(16,397)
Amortization of deferred financing fees	—	(1,237)	—	—	(1,237)
Other, net	28,038	(24,258)	(2,955)	—	825

Income before income taxes	6	31,097	32,883	—	63,986
Income taxes	(478)	13,736	10,642	(65)	23,835

Net income	$484	$17,361	$22,241	$65	$40,151

Condensed Consolidating Statements of Cash Flows

	For The Nine Months Ended June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(13,388)	$31,913	$34,081	$—	$52,606
Cash flows from investing activities:
Capital expenditures	(899)	(4,576)	(3,062)	—	(8,537)
Proceeds from sales of property, plant, and equipment	—	92	67	—	159
Payments for intangibles	—	(631)	(119)	—	(750)

Net cash used in investing activities	(899)	(5,115)	(3,114)	—	(9,128)
Cash flows from financing activities:
Proceeds from credit facility	73,500	35,000	—	—	108,500
Principal payments on credit facility	(71,000)	(75,555)	—	—	(146,555)
Proceed from long-term debt	—	—	2,469	—	2,469
Principal payments on long-term debt	—	(60)	(9,285)	—	(9,345)
Proceeds from exercise of stock options	8,774	—	—	—	8,774
Proceeds from employee stock purchase plan	1,172	—	—	—	1,172

Net cash provided by (used in) financing activities	12,446	(40,615)	(6,816)	—	(34,985)
Effect of exchange rate changes on cash and cash equivalents	(2,408)	269	796	—	(1,343)
Net change in intercompany balances	58	11,304	(11,362)	—	—

Net increase (decrease) in cash and cash equivalents	(4,191)	(2,244)	13,585	—	7,150
Cash and cash equivalents at beginning of period	3,817	1,164	17,887	—	22,868

Cash and cash equivalents at end of period	$(374)	$(1,080)	$31,472	$—	$30,018

Supplemental cash flow information:
Cash paid during the period for interest	$13,218	$5,027	$93	$—	$18,338

Cash paid during the period for income taxes	$12,151	$—	$7,271	$—	$19,422

Condensed Consolidating Statements of Cash Flows

	For The Nine Months Ended June 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(14,558)	$45,112	$21,903	$113	$52,570
Cash flows from investing activities:
Capital expenditures	(648)	(2,359)	(2,345)	—	(5,352)
Proceeds from sales of property, plant, and equipment	—	5,234	70	—	5,304
Deposit	—	—	(16,083)	—	(16,083)
Payments for intangibles	—	(831)	(80)	—	(911)

Net cash provided by (used in) investing activities	(648)	2,044	(18,438)	—	(17,042)
Cash flows from financing activities:				—
Proceeds from credit facility	99,500	5,000	—	—	104,500
Principal payments on credit facility	(125,000)	(16,074)	—	—	(141,074)
Proceed from long-term debt	—	—	3,259	—	3,259
Principal payments on long-term debt	—	(142)	(3,509)	—	(3,651)
Payment of deferred financing fees	—	(473)	—	—	(473)
Proceeds from exercise of stock options	3,105	—	—	—	3,105

Net cash used in financing activities	(22,395)	(11,689)	(250)	—	(34,334)
Effect of exchange rate changes on cash and cash equivalents	(3,598)	7,282	2,466	(113)	6,037
Net change in intercompany balances	41,431	(40,975)	(456)	—	—

Net increase in cash and cash equivalents	232	1,774	5,225	—	7,231
Cash and cash equivalents at beginning of period	(4)	(3,928)	16,584	—	12,652

Cash and cash equivalents at end of period	$228	$(2,154)	$21,809	$—	$19,883

Supplemental cash flow information:
Cash paid during the period for interest	$14,200	$6,147	$278	$—	$20,625

Cash paid during the period for income taxes	$2,836	$—	$8,767	$—	$11,603

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised Apogent’s dental business prior to the spin-off. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2004 and 2003 refer to the third quarters of fiscal 2004 and 2003, respectively.

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
KerrHawe S.A.
Metrex Research Corporation
SpofaDental a.s

Results of Operations

Overview

Our net sales in the third quarter of fiscal 2004 were $145.5 million, an increase of 8.4% over the corresponding prior year period, of which 3.7% is due to net internal growth, 2.4% is due to the acquisition of SpofaDental a.s. in the fourth quarter of fiscal 2003, and 2.3% is due to favorable currency translation. For the first nine month period of fiscal 2004, net sales were $428.3 million, an increase of 10.2% over the corresponding prior year period, of which 4.3% is due to favorable currency translation, 3.3% is due to net internal growth, and 2.6% is due to the acquisition of SpofaDental a.s. in the fourth quarter of fiscal 2003.

Our domestic sales for the third quarter ended June 30, 2004 were $77.8 million, representing an increase of $2.9 million or 3.9% over the comparable prior year period. For the first nine months of fiscal 2004, domestic sales were $225.8 million or 2.6% over the comparable prior year period. International sales increased by $8.4 million, or 14.1%, to $67.7 million for the quarter ended June 30, 2004 compared to the same period in the prior year. In the first nine months of fiscal 2004, international sales increased $34.0 million to $202.5 million, or 20.2% higher than the prior year period. Foreign currency fluctuations in the three and nine month periods ended June 30, 2004 represented $3.3 million and $16.7 million, respectively, of the increase in international sales over the comparable prior year periods. In addition, increased sales were partially due to the Spofa acquisition in August 2003.

In the third quarter, the revenues in our Orthodontics segment continued to reflect solid growth in both our domestic and international sales. Both the demand for the Damon 2 self-ligating bracket and the Inspire® Ice clear-ceramic bracket, which was introduced in the first quarter of this fiscal year, are also contributing to the increased sales in the segment. We continue to promote the Damon 2 system through educational seminars, and we experienced a very successful preview promotion for our new Damon 3 self-ligating bracket in the third quarter. One minor consequence we may experience as a by-product of our introduction of the Damon 3 system is a potential slowing of orders of our Damon 2 system as Damon users await the availability of the new system. As a result, this could have a modest negative impact on the overall sales for the Orthodontics segment in the fourth quarter. Our endodontic line is another contributor to our growth in the quarter third quarter of fiscal 2004. The increase in the number of our sales representatives in Europe dedicated to endodontics is proceeding as planned, and should continue to create long-term growth opportunities in this market.

In fiscal 2003 we transferred the net sales of a portion of our endodontic product line from the Professional Dental segment to the Orthodontic segment. At the commencement of the 2004 fiscal year we transferred certain other products of our European endodontic product line from the Professional Dental segment to the Orthodontics segment. The operating results of the Professional Dental segment for fiscal year 2004 do not include the net sales of the recently transferred European endodontic product line. They are, however, included in the segment’s fiscal 2003 results. The operating results of the Orthodontics segment include the net sales of the recently transferred European endodontic product line in fiscal year 2004, but do not reflect the net sales of those products in the prior year fiscal period. While the transfer impacted the respective results of operations we reported for the Professional Dental and Orthodontics segments for fiscal 2004, there was no impact on our reported consolidated results of operations for the third fiscal quarter and first nine months of 2004. One factor we expect to have a slightly negative impact on our Orthodontics segment’s revenues going forward is the reductions to regulatory health reimbursement programs in Germany.

Our Professional Dental segment had negative internal growth of 0.7% for the third quarter of 2004 when compared to the third quarter of the prior fiscal year, largely due to the result of a decrease in the net sales of our LED curing light. The LED curing light was introduced in the first quarter of fiscal 2003 and generated significant net sales during the first three fiscal quarters of 2003. We expect our LED curing light sales comparison to prior periods to continue to reflect lower revenues for the remainder of fiscal 2004. Excluding equipment sales, which include the LED curing light, the segment experienced 3.7% in internal growth over the prior year period. Contributing to this growth were strong sales of the Premise™ nanocomposite, the new HiRes magnification loupe and our line of infection prevention products. Finally, the introduction of a new impression material developed by our SpofaDental business for sale in the Central and Eastern European markets also produced an increase in sales in the quarter for this segment.

Operating income for the third quarter of fiscal 2004 was $29.6 million, representing a slight increase from the corresponding fiscal 2003 period. For the first nine months of fiscal 2004, our operating income was $84.5 million or 4.6% higher than the prior year period. Our gross margins in the first nine months of fiscal 2004 were negatively impacted by $1.6 million in expenses due to the rationalization of Ormco’s production facility in Tijuana, Mexico. We expect only minimal additional future expense associated with the closing of the facility. Selling, general and administrative expenses for the quarter ended June 30, 2004 were $7.2 million, or 15.9% higher than the selling, general and administrative expenses in the corresponding prior year period. The increase in selling, general and administrative expense is primarily the result of increased legal expenses related to patent infringement lawsuits and the evaluation of prospective mergers and acquisitions, foreign currency translation, increased research and development, and expenses incurred by SpofaDental a.s., acquired in August 2003. We are also continuing to incur expenses in association with the Sarbanes-Oxley Section 404 compliance efforts, both in terms of one-time costs as well as ongoing expenses. We expect these costs to be minimal for the remainder of fiscal 2004.

Interest expense in the third quarter of fiscal 2004 was $4.7 million, or $0.7 million less than the prior year period. The decrease was a result of lower average debt in the quarter of $240.6 million, or $65.2 million less than in the prior year period, partially offset by an increase in the average interest rate to 7.7%, from 6.7% in the prior year period. The average interest rate is expected to continue to increase in fiscal 2004 as we pay down our floating rate debt, which carries a lower interest rate than our fixed rate debt.

Income taxes in the third quarter of fiscal 2004 were $8.1 million, or 33.0% of income before taxes as compared to income taxes of $8.4 million, or 35.9% of income before taxes in the corresponding fiscal 2003 period. The reduction in our tax rate is primarily attributable to the benefits resulting from the consolidation of several of our European facilities into Switzerland, which has a lower tax rate. We believe that our effective tax rate for the full year will remain at 33.0%. However, this is based on current assumptions regarding the income contributions from our various operations around the world. Should the income contributions from territories with higher tax rates exceed our expectations, then our effective tax rate could be higher than 33.0%.

We are continuing with our consolidation of Spofa’s operations from five facilities to one facility, and we anticipate the associated expenses to significantly offset Spofa’s profit contribution this fiscal year. We believe that we will see higher operating margins from Spofa once the consolidation is complete.

Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

Net Sales

Net Sales	Fiscal 2004	Fiscal 2003
	(in thousands)
Professional Dental	$80,698	$77,785
Orthodontics	64,820	56,447

Total Net Sales	$145,518	$134,232

Overall Company. Net sales for the quarter ended June 30, 2004 increased by $11.3 million, or 8.4%, from the corresponding fiscal 2003 quarter.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $4.2 million), (b) the net sales of products from an acquired company (approximately $3.8 million), and (c) favorable foreign currency fluctuations (approximately $1.5 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $5.2 million), (b) a decrease in net sales due to the transfer to the Orthodontics segment (approximately $1.2 million) of the European endodontic product sales, and (c) increased rebate payments (approximately $0.2 million).

Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) net sales of new products (approximately $2.9 million), (b) increased net sales of existing products (approximately $3.1 million), (c) favorable foreign currency fluctuations (approximately $1.6 million), and (d) an increase in net sales due to the transfer from the Professional Dental segment (approximately $1.2 million) of the European endodontic product sales. The increase in net sales was offset by increased rebate payments (approximately $0.4 million).

Gross Profit

Gross Profit	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$44,663	55.3%	$41,816	53.8%
Orthodontics	37,206	57.4	32,566	57.7

Total Gross Profit	$81,869	56.3%	$74,382	55.4%

Overall Company. Gross profit for the quarter ended June 30, 2004 increased by $7.5 million or 10.1% from the corresponding fiscal 2003 quarter.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit relating to new products (approximately $2.3 million), (b) gross profit derived from the net sales of products of an acquired company (approximately $1.9 million), (c) an increase in sales of higher margin products (approximately $1.6 million), (d) favorable foreign currency fluctuations (approximately $0.8 million), and (e) inventory adjustments (approximately $0.1 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $3.4 million), (b) decreased gross profit due to the transfer to the Orthodontics segment (approximately $0.3 million) of the European endodontic product line, and (c) increased rebate (approximately $0.2 million).

Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $1.6 million), (b) gross profit relating to new products (approximately $1.7 million), (c) an increase in sales of higher margin products (approximately $1.7 million), (d) favorable foreign currency fluctuations (approximately $1.6 million), (e) increased gross profit due to the transfer from the Professional Dental segment (approximately $0.3 million) of the European endodontic product line, and (f) inventory adjustments (approximately $0.2 million, primarily due to physical inventory adjustments). The increase in gross profit was partially offset by: (a) unfavorable manufacturing variances (approximately $1.8 million), (b) increased rebate (approximately $0.4 million), (c) costs related to the closure of the manufacturing facility in Mexico (approximately $0.1 million), and (d) increased royalty expense (approximately $0.1 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$28,771	35.7%	$24,824	31.9%
Orthodontics	23,512	36.3	20,304	36.0

Total Selling, General and Administrative Expenses	$52,283	35.9%	$45,128	33.6%

Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2004 increased by $7.1 million or 15.9% from the corresponding fiscal 2003 quarter.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses of an acquired company (approximately $1.4 million), (b) an increase in expenses relating to foreign currency fluctuations (approximately $1.2 million), (c) increased general and administrative expenses (approximately $1.0 million), and (d) increased selling and marketing expenses (approximately $0.3 million).

Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased general and administrative expenses (approximately $1.8 million), (b) increased selling and marketing expenses (approximately $0.9 million), (c) increased research and development expenses (approximately $0.3 million), and (d) increased expenses related to foreign currency fluctuations (approximately $0.2 million).

Operating Income

Operating Income	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$15,892	19.7%	$16,992	21.8%
Orthodontics	13,694	21.1	12,262	21.7

Total Operating Income	$29,586	20.3%	$29,254	21.8%

As a result of the foregoing, operating income for the quarter ended June 30, 2004 increased by 1.1% or $0.3 million from operating income in the corresponding quarter of fiscal 2003.

Interest Expense

Interest expense was $4.7 million in the third quarter of fiscal 2004, a decrease of $0.7 million from the corresponding fiscal 2003 quarter. The decrease resulted from reduced average debt balances from $305.8 million in fiscal 2003 to $240.6 million in fiscal 2004, partially offset by an increase in the average interest rate on debt from 6.7% in fiscal 2003 to 7.7% in fiscal 2004. The debt that was repaid in the third quarter of fiscal 2004 was adjustable rate debt with a lower average interest rate than the remaining debt. This decrease in debt and increase in average interest rates is expected to continue for the balance of the year.

Income Taxes

Taxes on income in the third quarter of fiscal 2004 were $8.1 million, or 33.0% of income before taxes as compared to taxes on income of $8.4 million, or 35.9% of income before taxes in the corresponding 2003 period.

Nine Months Ended June 30, 2004 Compared to the Nine Months Ended June 30, 2003

Net Sales

Net Sales	Fiscal 2004	Fiscal 2003
	(in thousands)
Professional Dental	$235,991	$225,528
Orthodontics	192,305	163,120

Total Net Sales	$428,296	$388,648

Overall Company. Net sales for the nine months ended June 30, 2004 increased by $39.6 million, or 10.2%, from the corresponding fiscal 2003 period.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from an acquired company (approximately $11.4 million), (b) favorable foreign currency fluctuations (approximately $8.0 million) and (c) net sales of new products (approximately $7.8 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $12.1 million), (b) a decrease in net sales due to the transfer to the Orthodontics segment (approximately $3.8 million) of the European endodontic product sales, and (c) increased rebate payments (approximately $0.9 million).

Orthodontics. Increased net sales in the Orthodontics segment resulted primarily from: (a) increased net sales of existing products (approximately $10.9 million), (b) favorable foreign currency fluctuations (approximately $8.7 million), (c) net sales of new products (approximately $5.9 million), and (d) an increase in net sales due to the transfer from the Professional Dental segment (approximately $3.8 million) of the European endodontic product sales. The increase in net sales was offset by increased rebate payments (approximately $0.1 million).

Gross Profit

Gross Profit	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$129,212	54.8%	$122,689	54.4%
Orthodontics	107,200	55.7	90,618	55.6

Total Gross Profit	$236,412	55.2%	$213,307	54.9%

Overall Company. Gross profit for the nine months ended June 30, 2004 increased by $23.1 million or 10.8% from the corresponding fiscal 2003 period.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit derived from the net sales of products of an acquired company (approximately $5.8 million), (b) gross profit relating to new products (approximately $4.5 million), (c) favorable foreign currency fluctuations (approximately $4.0 million), and (d) an increase in sales of higher margin products (approximately $1.5 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $7.3 million), (b) decreased gross profit due to the transfer to the Orthodontics segment (approximately $0.9 million) of the European endodontic product line, (c) increased rebate (approximately $0.9 million), and (d) inventory adjustments (approximately $0.2 million).

Orthodontics. Increased gross profit in the Orthodontics segment resulted primarily from: (a) favorable foreign currency fluctuations (approximately $8.7 million), (b) increased net sales of existing products (approximately $5.7 million), (c) gross profit relating to new products (approximately $3.3 million), (d) favorable manufacturing variances (approximately $1.2 million), (e) increased gross profit due to the transfer from the Professional Dental segment (approximately $0.9 million) of the European endodontic product line, and (f) inventory adjustments (approximately $0.1 million). The increase in gross profit was partially offset by: (a) costs related to the closure of the manufacturing facility in Mexico (approximately $1.6 million) (b) a decrease in sales of higher margin products (approximately $1.2 million), (c) increased royalty expense (approximately $0.4 million), and (d) increased rebate (approximately $0.1 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$83,084	35.2%	$74,246	32.9%
Orthodontics	68,823	35.8	58,266	35.7

Total Selling, General and Administrative Expenses	$151,907	35.5%	$132,512	34.1%

Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2004 increased by $19.4 million or 14.6% from the corresponding fiscal 2003 period.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses of an acquired company (approximately $4.0 million), (b) an increase in expenses relating to foreign currency fluctuations (approximately $2.6 million), (c) increased selling and marketing expenses (approximately $1.5 million), (d) increased general and administrative expenses (approximately $0.6 million), and (e) increased research and development expenses (approximately $0.1 million).

Orthodontics. Increased selling, general and administrative expenses in the Orthodontics segment resulted primarily from: (a) increased selling and marketing expenses (approximately $4.9 million), (b) increased general and administrative expenses (approximately $3.8 million), (c) increased expenses related to foreign currency fluctuations (approximately $1.3 million), and (d) increased research and development expenses (approximately $0.6 million).

Operating Income

Operating Income	Fiscal 2004	Percent of Net Sales	Fiscal 2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$46,128	19.5%	$48,443	21.5%
Orthodontics	38,377	20.0	32,352	19.8

Total Operating Income	$84,505	19.7%	$80,795	20.8%

As a result of the foregoing, operating income for the nine months ended June 30, 2004 increased by 4.6% or $3.7 million from operating income in the corresponding fiscal 2003 period.

Interest Expense

Interest expense was $14.8 million in the first nine months of fiscal 2004, a decrease of $1.6 million from the corresponding fiscal 2003 period. The decrease resulted from reduced average debt balances from $321.6 million in fiscal 2003 to $255.3 million in fiscal 2004, partially offset by an increase in the average interest rate on debt from 6.73% in fiscal 2003 to 7.61% in fiscal 2004. The debt that was repaid in the first nine months of fiscal 2004 was adjustable rate debt with a lower average interest rate than the remaining debt. This increase in interest rates is expected to continue for the balance of the year.

Income Taxes

Taxes on income in the first nine months of fiscal 2004 were $22.7 million, or 33.0% of income before taxes as compared to taxes on income of $23.8 million, or 37.3% of income before taxes in the corresponding 2003 period.

Liquidity and Capital Resources

Our main source of liquidity is cash generated by operating activities and, to a lesser extent, borrowings under our credit facility (“Credit Facility”). The borrowings under our Credit Facility are made from our $150.0 million revolving credit facility, which is part of our $350 million syndicated credit facility. As of June 30, 2004, $133.3 million of the $150.0 million revolving credit facility was available for borrowing. As result of the recent upgrade in our credit rating by Standard & Poor’s and Moody’s Investors Service, we amended our credit facility effective July 14, 2004, and received a 50 basis point reduction in the margin on our term loan and amended our covenants to allow us to utilize up to $100 million for stock repurchases or dividend payments, at our discretion. Previously we were limited to $25 million for these purposes. We currently have no plans to initiate a stock repurchase program or begin issuing dividends.

Cash provided by operations for the nine months ended June 30, 2004 was $52.6 million, as compared to $52.6 million in the comparable prior year period. Working capital increased to $153.5 million at June 30, 2004 from $132.7 million at September 30, 2003. The current ratio increased to 2.8:1 at June 30, 2004 from 2.4:1 at September 30, 2003, primarily due to an increase in cash at our foreign subsidiaries and decreases in accounts payable and accrued interest. Days sales outstanding (“DSO”) was 59.3 days for the three months ended June 30, 2004, as compared to 58.7 days for the three months ended June 30, 2003, and 60.1 days for the three months ended September 30, 2003. Inventory days were 123 as of June 30, 2004, as compared to 132 days at June 30, 2003, due to our increased focus on supply chain and inventory management. Inventory levels increased modestly at June 30, 2004, as compared to March 31, 2004, as inventory of certain products was built to cover expected demand during the transition of manufacturing from our Tijuana facility to other facilities in Mexico. We expect inventory levels to remain relatively flat over the remainder of the fiscal year.

Capital expenditures for property, plant and equipment were $8.5 million and $5.4 million for the first nine months of fiscal 2004 and fiscal 2003, respectively. A significant portion of the $3.1 million increase from fiscal 2003 to fiscal 2004 is due to the modernization of our European manufacturing facilities. We expect capital expenditures for all of fiscal 2004 to be approximately $11.0 to $13.0 million.

Net cash used for financing activities for the nine months ended June 30, 2004 was $35.0 million, as compared to $34.3 million for the same period in fiscal 2003. Net debt repayments were $44.9 million, offset by cash received from the exercise of stock options and the employee stock purchase plan of $9.9 million.

We expect on an ongoing basis, to be able to finance cash requirements, including capital expenditures, debt service, operating leases and potential future acquisitions, from the funds generated from operations and amounts available under our existing Credit Facility.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants as of June 30, 2004.

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

We presently have, and will continue to have, a substantial amount of indebtedness which require significant interest payments. As of June 30, 2004, we had $233.0 million in total long-term borrowings (including current portion), and $271.9 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of June 30, 2004, goodwill and other intangible assets with indefinite lives represented approximately 42% of our total assets. If during the testing an impairment loss is required, our financial results for the relevant period will be reduced by the amount of the impairment loss, net of income tax effects, if any.

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

Our foreign operations include manufacturing facilities in the Czech Republic, Canada, Switzerland, Italy and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

•	changes in international trade laws, such as the North American Free Trade Agreement, or NAFTA, affecting our activities in Mexico and Canada;

•	changes in local labor laws and regulations affecting our ability to hire and retain local employees;

•	currency exchange restrictions and fluctuations in the value of foreign currencies;

•	potentially adverse tax consequences;

•	longer payment cycles;

•	greater difficulties in collecting accounts receivable;

•	political conditions in countries where we have operations;

•	unexpected changes in the regulatory environment; and

•	changes in general economic conditions in countries, such as Italy and Mexico, that have historically been less stable than the United States.

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

For fiscal year 2004, our projected total foreign currency exposure is estimated to be approximately 88.3 million euros, 938.0 million Japanese yen, 11.5 million Canadian dollars, 17.8 million Australian dollars, 14.8 million Mexican peso, 28.3 million Czech koruna and 29.8 million Swiss francs. We have put in place a strategy to manage our euro, Japanese yen, and Australian dollar cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Mexican peso, Czech koruna and Swiss franc at June 30, 2004.

At June 30, 2004, an unrealized loss of $0.8 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of June 30, 2004 are as follows (in thousands, except rates):

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	05/02/2003	07/15/2004	09/15/2004	10,500	1.09	1.13
Euro	12/15/2003	10/15/2004	12/15/2004	9,000	1.20	1.24
Euro	01/09/2004	01/14/2005	03/15/2005	9,000	1.24	1.30
Euro	05/18/2004	04/15/2005	09/15/2005	21,000	1.17	1.22
Yen	05/01/2003	07/15/2004	09/15/2004	180,000	119.50	116.75
Yen	12/15/2003	10/15/2004	12/15/2004	180,000	108.00	104.40
Yen	01/27/2004	01/14/2005	03/15/2005	180,000	107.00	100.25
Yen	05/18/2004	04/15/2005	09/15/2005	360,000	115.00	107.30
AUD	06/24/2004	07/15/2004	09/15/2004	1,800	0.68	0.71
AUD	06/24/2004	10/15/2004	12/15/2004	1,800	0.68	0.70
AUD	06/24/2004	01/14/2005	03/15/2005	1,800	0.68	0.69
AUD	06/24/2004	04/15/2005	06/15/2005	1,800	0.67	0.69
AUD	06/24/2004	07/15/2005	09/15/2005	1,800	0.67	0.68

In June 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap transaction to hedge our net investment in SDS Japan. The agreements are contracts to exchange U.S. dollar principal aggregating a total amount of $45.0 million in exchange for 67.5 million Swiss Francs and U.S. dollar principal amount of $4.0 million in exchange for 486.0 million Japanese yen.

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

At June 30, 2004, an unrealized loss of $6.7 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of June 30, 2004. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending June 30,
Liabilities	2005	2006	2007	2008	2009	Thereafter	Fair Value
		(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$161,250
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$768	$791	$798	$818	$20,712	$59,120	$83,007
Average Interest Rate	5.858%	6.718%	7.288%	7.728%	8.068%	8.348%

For the quarter ended June 30, 2004, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.4 million. At June 30, 2004, an unrealized loss of $1.1 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of June 30, 2004 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Three Months Ended June 30, 2004	Fair Value (Pre-tax)
Kerr B	$13,879	4 years	1/2/2001	3/30/2001	3/31/2005	$146.9	$504.3
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	269.3	1,257.4

Total	$39,224					$416.2	$1,761.7

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

On April 28, 2004, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter and six month period ended March 31, 2004.

On May 7, 2004, the Company filed a Current Report on Form 8-K describing a plan adopted by Floyd W. Pickrell, Jr., the President and Chief Executive Officer of the Company, in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934 on April 28, 2004.

On July 27, 2004, subsequent to the end of the quarter for which this report is filed, the Company furnished a Current Report on Form 8-K furnishing the Company’s press release announcing the Company’s financial results for the quarter and nine month period ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: August 9, 2004	/s/ GREGORY D. WALLER
Gregory D. Waller Vice President - Finance,
Chief Financial Officer & Treasurer*

* executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

4.6	Second Amendment to Credit Agreement dated as of July 14, 2004		X

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002		X

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes- Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002		X