Form 10-K
period 2004-09-30
SYBRON DENTAL SPECIALTIES INC
filed 2004-12-14
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-16057

Sybron Dental Specialties, Inc.

(Exact name of registrant as specified in charter)

Delaware	1717 West Collins Ave., Orange, California	92867	33-0920985
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:

(714) 516-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Each Class Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
(associated with the Common Stock)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☑    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on March 31, 2004, the last business day of our most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $800,835,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 7, 2004, there were 39,581,070 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on February 8, 2005 have been incorporated by reference into Part III of this Form 10-K.

SYBRON DENTAL SPECIALTIES, INC.

TO

2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	Business

General

Business and Products

Sybron Dental Specialties, Inc. is a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Specialty Products. We develop, manufacture, and market an array of consumable orthodontic products, endodontic products and implants to orthodontists, endodontic specialists, oral surgeons, prosthodontists, and periodontists worldwide. This segment was previously referred to as the Orthodontics segment. The name was changed to more accurately describe the products of this segment. The composition of the segment has not changed.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
Metrex Research Corporation
SpofaDental a.s.

We market our products in the United States and abroad under brand names such as Kerr®, Ormco®, Metrex®, Pinnacle®, Demetron®, KerrHawe®, AOA™, SybronEndo™, and Innova™ which are well recognized in the dental and orthodontics industries.

History

Sybron Dental Specialties, Inc. was incorporated in Delaware on July 17, 2000. At the time of our incorporation we were a wholly-owned subsidiary of Apogent Technologies Inc. (“Apogent”), which in August 2004 was acquired by and became a wholly-owned subsidiary of Fisher Scientific International Inc. We were created to effect the spin-off by Apogent of its dental business in December 2000. Apogent distributed to its shareholders, by means of a pro rata distribution, all of our outstanding common stock together with related preferred stock purchase rights (the “spin-off”). As a result, we became an independent, publicly traded company.

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

Business Strategy

The key elements of our strategy to become a premier global supplier of high quality dental, infection prevention, orthodontic, dental implants and endodontic products are:

Develop Innovative Products. We strive to consistently develop and introduce innovative products. We believe that product innovation allows us to maintain our competitive position and helps fuel our internal growth. We also believe that our emphasis on new product development enables our sales force to remain effective in creating demand among dentists and orthodontists. Our dedicated research and development team regularly interacts with practicing clinicians to understand and assess new product opportunities in the marketplace.

Consistently Improve Our Efficiency. We continuously pursue opportunities to maximize cost savings. As a result, we regularly evaluate our manufacturing processes to determine optimal production strategies, and we will transfer production from one facility to another or rationalize higher-cost facilities when necessary. In addition, we consistently seek to rationalize manufacturing, warehousing and customer service operations to centralized facilities wherever possible. In fiscal 2004, we consolidated five of SpofaDental’s facilities into one facility, located in the Czech Republic, which now handles all of SpofaDental’s manufacturing and distribution. We also closed our production facility in Tijuana, Mexico during fiscal 2004 and transferred the production from that facility to our other facilities in Mexico.

Increase Revenue Opportunities Within Existing Marketplace. We continuously seek to broaden our portfolio of product offerings to maximize the opportunities within our existing customer base. For example, through acquisitions, we acquired products such as chair covers, barrier products, infection prevention products and disposable air/water syringes, dental implants, and through our research and development efforts, we added new products such as our Premise™ nanocomposite, HiRes magnification loupe, and Damon™ 3 self-ligating bracket.

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

Since 1993, we have made 30 acquisitions in the United States and abroad. Since the beginning of fiscal 2001, we have completed eight acquisitions, the most recent of which was the acquisition in October 2004 of Innova LifeSciences Corporation (“Innova”), a Canadian manufacturer of dental implants. In July 2004, we acquired a business from Bioplant Products, Inc. that manufactures and sells products for use in bone generation following the extraction of a tooth. In August 2003, we acquired SpofaDental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe.

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

Expansion of products in this segment through acquisitions include the 1994 purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth. These products complemented Kerr’s line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st.claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Sybron Canada Limited, with the acquisition of the assets of Precision Rotary Instruments, Inc. In 1999, Pinnacle Products, Inc. became a part of our organization, which enabled us to add dental disposable infection prevention products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment. In the second quarter of 2000, we added Safe-Wave Products, Inc., a manufacturer of disposable tips and adapters for air/water syringes used in dental operatories. In the first quarter of 2001, we acquired certain assets of the dental division of Special Metals Corporation, a contract manufacturer and supplier of alloy powders used in Kerr’s Tytin® and Tytin® FC dental amalgams, assuring continued access to this technology. In the third quarter of 2001, we acquired all of the capital stock of Hawe Neos, a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration and pharmaceutical. In February 2002, we acquired certain assets of Surgical Acuity, Inc., a Wisconsin manufacturer of magnification lenses and fiberoptic lighting systems. In the fourth quarter of 2003, we acquired all of the capital stock of SpofaDental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe. In the fourth quarter of 2004, we acquired a business from Bioplant Products, Inc. that manufactures and sells products for use in bone generation following the extraction of a tooth. For a more complete description of our acquisitions during fiscal years 2004, 2003 and 2002, please see Note 15 to our consolidated financial statements in Item 8 of this Annual Report.

Products in the Professional Dental business segment, including dental related infection prevention products, are sold both domestically and internationally through dental distributors. Kerr has approximately 90 sales personnel in the United States and approximately 110 abroad dedicated to the Professional Dental business segment sales.

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

The Professional Dental business segment accounted for approximately 55.0%, 58.4% and 61.2% of our consolidated net sales in 2004, 2003 and 2002, respectively.

Specialty Products. Products in our Specialty Products business segment include a broad range of orthodontic appliances such as brackets, bands and buccal tubes, wires and elastomeric products as well as endodontic products and implants. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through a merger with LRS Acquisition Corp., the parent of “A” Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products. We also expanded our direct business in France by acquiring the Ormodent group of companies, Ormco’s French distributor. In 2000, we again expanded our product line with the acquisition of Professional Positioners, Inc., a manufacturer of orthodontic retainers and positioners and LPI Ormco, the former distributor of Ormco products in Austria. In the first quarter of 2001, we completed the acquisition of certain assets of Optident, Ltd., the former exclusive authorized distributor of Ormco “A” Company products in the United Kingdom. In 2002, we began marketing our Ormco branded orthodontic products in Spain directly through our local sales force, which previously had been associated with our distributor in Spain. For a more complete description of our acquisitions during fiscal years 2004, 2003 and 2002, please see Note 15 to our consolidated financial statements in Item 8 of this Annual Report.

In 1995, we added endodontic products to the Specialty Products segment, which has a separate endodontic direct sales force, with the acquisition of Excellence in Endodontics, Inc., a manufacturer of products for endodontic procedures. We expanded our endodontic product offerings in this segment in 1996 when we acquired the assets of Analytic Technology Corporation, a manufacturer of endodontic equipment. In 1998, we added a line of nickel-titanium endodontic instruments with the acquisition of the dental business of Tycom Corporation. In 1999, we vertically integrated our Tycom product line in Europe with the purchase of Endo Direct Ltd., the exclusive European importer of Tycom’s endodontic products.

In the first fiscal quarter of 2005, we entered into the dental implant market through our acquisition of Innova LifeSciences Corporation, a Canadian manufacturer and seller of dental implants. Innova’s products are sold in North America, the United Kingdom and Australia through a direct sales force of approximately 20 salespersons and through distributors in other countries throughout the world. For a more complete description of our Innova acquisition, please see Note 20 to our consolidated financial statements in Item 8 of this Annual Report.

Orthodontic products in the Specialty Products business segment are marketed by approximately 105 direct salespersons in the United States, Austria, Belgium, Canada, Australia, Germany, France, Ireland, Japan, Mexico, New Zealand, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and by dealers and distributors in other parts of the world. Ormco’s direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

The market for traditional orthodontics products is relatively mature domestically, and is experiencing modest growth. We expect the international market for orthodontics products to be a growth opportunity as interest in orthodontics for cosmetic reasons grows worldwide. We believe Ormco is well positioned to compete both domestically and internationally because its marketing philosophy is geared toward making orthodontic practices more efficient through product innovation and customer service.

Ormco’s endodontic sales team sells our endodontic products both directly to end-users and through distributors (which had previously been handled primarily by our Professional Dental business segment). The endodontic team has approximately 20 direct salespersons in the United States. The sales force markets our endodontic products directly to endodontic specialists in the United States and Canada and provides support to our dealers and helps sell products to the general dental community through a dealer network in those countries. In other parts of the world, our endodontic products are sold by dealers and distributors.

The Specialty Products business segment accounted for approximately 45.0%, 41.6% and 38.8% of our consolidated net sales in 2004, 2003 and 2002, respectively.

Financial information about our business segments is presented in Note 17 to our consolidated financial statements in Item 8 of this Annual Report.

We believe we are well positioned to take advantage of the opportunities that exist to grow our business, such as the opportunities that we think will arise from the trends of an increasing worldwide population, growth in the population of people 65 and older, natural teeth being retained longer, and increased spending on dental health in developing nations.

International

In addition to the United States, products in our Professional Dental business segment are manufactured at facilities in Canada, Switzerland, Czech Republic, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe, Japan and Australia. The products in our Specialty Products business segment are manufactured in the United States, Canada and Mexico and sold internationally through a combination of a direct sales force and a distribution network to orthodontists, endodontic specialists, oral surgeons and periodontists.

Domestic and international sales of our products by business segment are as follows:

	Years Ended September 30,
	2004	2003	2002
	(in thousands)
Professional Dental:
Domestic	$177,222	$182,093	$171,328
International	138,650	125,515	108,195

Total Professional Dental Sales	$315,872	$307,608	$279,523

Specialty Products:
Domestic	$133,258	$117,425	$96,699
International	124,846	101,358	80,444

Total Specialty Products Sales	$258,104	$218,783	$177,143

Total Net Sales	$573,976	$526,391	$456,666

Our international business is subject to the risk of fluctuations in the exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 2004, 2003 and 2002, our net sales outside the United States accounted for approximately 46%, 43%, and 41%, respectively, of consolidated net sales. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations “International Operations” and Item 7A — Quantitative and Qualitative Disclosures About Market Risk for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

We have included other financial information about our business segments and foreign operations in Note 17 to our consolidated financial statements in Item 8 of this Annual Report.

Competition

We compete against numerous other companies in our business segments, some of which have substantially greater financial and other resources than us. We believe the breadth of our product lines and the strength of our well established brands provide us with a competitive advantage. Our widely recognized Kerr and Ormco brand names have been used for more than 100 years and 40 years, respectively. We believe these strong brands, our leading market positions and our programs to educate dental practitioners about techniques and products provide us with an excellent platform to pursue our growth initiatives. There can be no assurance, however, that we will maintain our competitive advantages or that we will not encounter increased competition in the future.

Our principal competitors in the Professional Dental business segment are Dentsply International Inc., 3M ESPE, and Ivoclar Vivadent Group. In the Specialty Products business segment, we compete with numerous companies in the United States. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. Our competitors include 3M Unitek (an affiliate of 3M Company), GAC International (a subsidiary of Dentsply), American Orthodontics, Nobel Biocare and Straumann.

Research and Development

We have a number of research and development programs in our business segments, which we consider to be of importance in maintaining our market positions. We spent approximately $11.5 million, $10.2 million and $10.4 million on research and development in 2004, 2003 and 2002, respectively.

Our research and development expenditures by business segment are as follows:

	Years Ended September 30,
	2004	2003	2002
	(in thousands)
Professional Dental	$5,960	$5,837	$5,827
Specialty Products	5,520	4,381	4,572

Total	$11,480	$10,218	$10,399

Our business segments devote resources to the development and introduction of new products. These efforts are critical to meeting the needs of today’s dentists, endodontists and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which we possess. Kerr takes advantage of its expertise and knowledge by working closely with dentists to develop new and improved products. The sales from recently introduced products, such as our Premise nanocomposite, the LEDemetron 1 curing light, the OptiDisc polishing disc and CaviWipes disinfecting towelettes have contributed to Kerr’s total net sales. In the Specialty Products segment, Ormco’s sales force maintains direct contact with orthodontists to identify market trends. Ormco works closely with orthodontists to improve existing products and develop new products primarily through programs such as its Insider program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations. In recent years, Ormco has introduced a number of new products, which have contributed significantly to its sales. Examples of those products include the Damon™ 3 brand self-ligating bracket, the Elements Obturation device (the newest product in our Elements equipment series), the re-engineered Inspire Ice product line, Damon™ 2 brand self-ligating bracket, the Synthesis brand straight wire appliance, the Titanium Orthos® brand orthodontic bracket, and the K-3 NiTi rotary files.

Employees

Our companies employed 4,140 people at September 30, 2004. In the United States, the Professional Dental segment’s 157 hourly employees at the Romulus, Michigan facility are members of the United Auto Workers Union. Our current labor contracts relating to that facility will expire on January 31, 2005. We are currently in negotiations to extend the union agreements until January 31, 2008. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees’ council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. We have had no work stoppages related to national contracts. We believe our relations with employees are generally good.

Patents, Trademarks and Licenses

Our subsidiaries’ products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of their businesses, including the Kerr®, Orascoptic®, KerrHawe®, Demetron®, SpofaDental®, Pinnacle®, Ormco®, SybronEndo®, AOA®, Damon™, Metrex®, and Innova™ trademarks, each of which we believe to have widespread name brand recognition in their respective field and all of which we intend to continue to protect. Our subsidiaries also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents to apply patented processes to their operations or to sell patented products. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

Regulation

Medical Devices

Certain of our products are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”) and by the counterpart agencies of the foreign countries where our products are sold. Some of the regulatory requirements of these foreign countries are more stringent than those applicable in the United States. Our medical devices distributed in the European countries are CE marked per the European Medical Device Directives, 93/42/EEC. Products that are CE marked may move freely in the twenty five European Union States and the three European Economic Area States. Our worldwide facilities that are engaged in the manufacturing of Class IIa and Class IIb medical devices as defined by the European Medical Device Directives are ISO 13485 certified. Additionally, our medical devices distributed in Canada are licensed according to the Canadian Medical Device Regulations. Each facility manufacturing or distributing Class II and Class III medical devices holds a Certificate of Registration for a Quality Management System as defined in the Canadian Medical Devices Regulations. Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution and record keeping. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA and our ISO Notified Bodies regularly inspect our registered and/or certified facilities.

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

Over-the-Counter Drug Products

Certain of our products, namely our topical antimicrobial infection prevention products, are subject to regulation by the FDA as over-the-counter drug products. In order to market a product as an over-the-counter drug, we are required to comply with current Good Manufacturing Practice regulations for drug products, which include certain requirements relating to testing and labeling of these products. Each new product is listed with the FDA; however, there is no requirement for premarket submissions or approvals as long as the product is recognized as safe and effective by the FDA.

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

Reliance on Key Distributors

A substantial portion of our sales is made through major independent distributors. While no single distributor accounted for more than 10% of our sales in 2004, we believe that the loss of either one of our top two distributors, the only distributors who account for more than 5% of our consolidated net sales and who sell primarily into the dental segment, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

Transactions and Agreements Between Apogent and SDS

In order to effect the spin-off in December 2000, Apogent and SDS entered into a number of interrelated agreements. Certain of these agreements define the ongoing relationship between the parties after the spin-off and are briefly described below. Because these agreements were negotiated while we were a wholly-owned subsidiary of Apogent (which is now a wholly-owned subsidiary of Fisher Scientific International Inc.), they are not the result of negotiations between independent parties. In the future, additional or modified agreements, arrangements and transactions may be entered into and such agreements and transactions will be determined through arm’s-length negotiations.

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

Available Information

Our Internet address is www.sybrondental.com. There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Location of Facility	Building Space and Primary Use	Owned or Leased
Headquarters
Orange, California	118,000 sq. ft./headquarters, manufacturing and warehouse	leased

Professional Dental
Romulus, Michigan	220,000 sq. ft./manufacturing	leased
Jicin, Czech Republic	92,000 sq. ft./manufacturing	owned
Bioggio, Switzerland	85,000 sq. ft./manufacturing	owned
Romulus, Michigan	85,000 sq. ft./manufacturing	leased
Morrisburg, Ontario	60,000 sq. ft./manufacturing	owned
Scafati, Italy	58,000 sq. ft./manufacturing	owned
Lakeville, Minnesota	38,000 sq. ft./assembly	owned
Morrisburg, Ontario	30,000 sq. ft./manufacturing	leased
Danbury, Connecticut	30,000 sq. ft./manufacturing	leased

Specialty Products
Glendora, California	111,000 sq. ft./manufacturing	leased
Mexicali, Mexico	57,000 sq. ft./manufacturing	leased
San Dimas, California	39,000 sq. ft./distribution	leased
Uman, Yucatan, Mexico	35,000 sq. ft./manufacturing	owned
Uman, Yucatan, Mexico	30,000 sq. ft./manufacturing	leased
Sturtevant, Wisconsin	21,000 sq. ft./manufacturing	leased

We consider our plants and equipment to be well maintained and suitable for their purposes. We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities. We consolidated five of our Eastern European facilities into one site in fiscal 2004, and closed one of our manufacturing facilities in Mexico. In the event that we determine a need to expand our facilities, we expect to fund such expansions through internally generated funds or borrowings under our credit facility, which is described in Note 7 to our consolidated financial statements in Item 8 of this Annual Report. All of our owned domestic properties are encumbered under our credit facility. Our facility in Bioggio, Switzerland is encumbered by a mortgage given to the former shareholder of Hawe Neos as security for certain indemnification obligations we gave to the former shareholder of Hawe Neos.

The facility we closed in Mexico, a 32,000 square foot facility in Tijuana, Mexico is currently held for sale.

ITEM 3.	Legal Proceedings

We or our subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of our respective operations, including products liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We or our subsidiaries are vigorously defending lawsuits and other claims against us. Pursuant to the agreements described above between Apogent and us relating to the spin-off, we will indemnify Apogent and its subsidiaries against costs and liabilities associated with past or future operations of the dental business, and Apogent will indemnify us and our subsidiaries against costs and liabilities associated with past or future operations of the laboratory business. See Item 1 — Business “Transactions and Agreements Between Apogent and SDS.” of this Annual Report. We believe that any liabilities which might be reasonably expected to result from any of our or our subsidiaries’ pending cases and claims would not have a material adverse effect on our consolidated results of operations or financial condition, even if we are unable to recover amounts that we expect to recover with respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future. For information about our legal expense related to patent litigation please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations “ Overview.”

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and experience of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Positions and Experience
Floyd W. Pickrell, Jr.	59	President and Chief Executive Officer of Sybron Dental Specialties, Inc. since August 1993; served as Chairman of the Board of our subsidiary Kerr Corporation from August 1993 to December 2000, and Chairman of the Board of our subsidiary Ormco from February 1993 to December 2000; served as President of Kerr from August 1993 until November 1998; joined Ormco in 1978 and served as Ormco’s President from March 1983 until November 1998; previously served as Ormco’s Vice President of Marketing and as its National Sales Manager.
Daniel E. Even	52	President of Ormco since April 1998; Executive Vice President and General Manager of Ormco from 1993 until November 1998; Director of Allesee Orthodontic Appliances since July 1994; joined Ormco in 1979 and held various management positions at Ormco including Vice President of Marketing and Research & Development.
Steven J. Semmelmayer	47	President of Kerr Corporation since November 1998; Executive Vice President and General Manager of Kerr from 1993 until November 1998 and Director and Chief Executive Officer of Pinnacle Products since October 1998; joined Ormco in 1979 and held various management positions with Ormco including National Sales Director prior to being transferred to Kerr.
Stephen J. Tomassi	52	Vice President-General Counsel and Secretary of Sybron Dental Specialties, Inc. since October 2000; joined Apogent in 1988 as Corporate Counsel, becoming Assistant General Counsel in June 1992, and continued to serve in that role until the spin-off; previously in private practice from 1984 to 1988 with the law firm of Halling & Cayo.
John A. Trapani	59	Vice President of Human Resources of Sybron Dental Specialties, Inc. since October 2000; joined Ormco in October 1983 as Vice President of Human Resources; served, at various times, as Vice President of Human Resources for Kerr and Ormco; previously served as Manager of Employee Relations and Manager of Administration for Rockwell International B-1 Division; and Manager of Disney University and Manager of Employment for Walt Disney Productions Studios and WED Enterprises.
Gregory D. Waller	55	Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc. since August 1993; formerly the Vice President and Treasurer of Kerr, Ormco and Metrex; joined Ormco in December 1980 as Vice President and Controller; served as Vice President of Kerr European Operations from July 1989 to August 1993.
Frances B. L. Zee	54	Vice President of Regulatory Affairs and Quality Assurance of Sybron Dental Specialties, Inc. since October 2000; served, at various times, as Vice President of Regulatory Affairs and Quality Assurance of Kerr and Ormco; joined Ormco in May 1983 as Manager of Quality Assurance and later became Director of Regulatory Affairs and Quality Assurance.

On November 15, 2004 we announced that Greg D. Waller, Vice President-Finance, Chief Financial Officer and Treasurer, intends to retire in 2005. Mr. Waller will remain in his current position until at least April 1, 2005, and possibly longer depending on the progress of our search for his replacement. Subsequent to his retirement, Mr. Waller will remain as a consultant to us for a period of at least one year.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “SYD.” The following table sets fourth the range of high and low sales prices per share of common stock as reported by the NYSE for each quarter of the two most recent fiscal years.

	High	Low
	(in dollars)
Fiscal year 2004
First Quarter	$30.11	$21.59
Second Quarter	32.14	25.02
Third Quarter	30.70	26.68
Fourth Quarter	30.73	25.76
Fiscal year 2003
First Quarter	$15.70	$11.41
Second Quarter	18.06	14.50
Third Quarter	24.00	16.90
Fourth Quarter	26.40	22.76

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

As of December 6, 2004, there were 592 record holders of our common stock (excluding participants in securities position listings).

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares repurchased from an employee in the fourth quarter of fiscal 2004 in connection with the payment of withholding taxes and the purchase price due in connection with the exercise of stock options.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	—	—	—	—
August 1, 2004 - August 31, 2004	—	—	—	—
September 1, 2004 - September 30, 2004	32,879	$30.295	—	—

Total	32,879	$30.295	—	—

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the five years in the period ended September 30, 2004. This selected financial information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

	Year Ended September 30,
	2004	2003	2002	2001(a)	2000(a)
	(in thousands, except for per share data)
Statement of Income Data:
Net sales	$573,976	$526,391	$456,666	$439,547	$423,140
Apogent charges(b)	—	—	—	730	2,979
Net income(c)	62,112	57,452	31,599	37,631	42,056
Basic earnings per share(d)	$1.61	$1.51	$0.83	$1.05	$1.20
Diluted earnings per share(d)	$1.54	$1.46	$0.81	$1.01	$—
Balance Sheet Data (at end of period):
Advances and loans to Apogent	$—	$—	$—	$—	$77,762
Total assets	646,558	611,659	561,457	525,327	532,934
Long-term borrowings, excluding current portion	219,589	274,008	337,644	321,536	298,482
Stockholders’ equity(e)	298,772	207,985	131,143	93,526	148,368

(a)	Prior to our December 11, 2000 spin-off from Apogent, we were a wholly-owned subsidiary of Apogent. Our results of operations prior to that time may not be indicative of the results we would have experienced had we been a stand alone company.

(b)	Represents an allocation of Apogent’s corporate office, general and administrative expenses.

(c)	Fiscal 2004 – We recorded expenses of $1.5 million related to our facility rationalization in Mexico and $0.7 million related to our facility rationalizations in Eastern Europe.

Fiscal 2003 – On October 1, 2002, we adopted the provisions of the Statement of Accounting Financial Standards No. 142, and accordingly, discontinued amortizing goodwill and certain other intangible assets in fiscal 2003. Our fiscal 2003 results also include a $0.5 million (after tax) gain on the sale of our San Diego facility and a $0.9 million benefit of a tax settlement in Canada.

Fiscal 2002 – We recorded restructuring charges of approximately $3.7 million ($2.4 million after tax) for the consolidation of our Professional Dental segment’s European operations into our Bioggio, Switzerland facility and refinancing expenses of approximately $13.0 million ($7.9 million after tax) associated with the refinancing of our credit facility.

Fiscal 2001 – We recorded a $2.4 million ($1.5 million after tax) restructuring charge related to the closing of Ormco’s San Diego, California facility.

Fiscal 2000 – We recorded a restructuring charge of $9.3 million ($5.8 million after tax) for the closing of Metrex’s Parker, Colorado facility, and the restructuring of Ormco’s operation in San Diego and Amersfort, as well as inventory and related charges for product exits in 2000 in all three of our then existing business segments.

(d)	Earnings per share data for the year ended September 30, 2000 was computed using 35,108,649 shares, the number of shares we had outstanding on December 11, 2000, the date of our spin-off, as the outstanding average number of shares for the year. Diluted earnings per share for the year ended September 30, 2000 has been omitted, as no Sybron Dental Specialties, Inc. stock options existed prior to the date of the spin-off, making any calculation of diluted earnings per share for the year ended September 30, 2000 meaningless.

(e)	The reduction in stockholders’ equity as of September 30, 2001 primarily reflects the payment of $67.9 million in cash dividends to Apogent as a result of the spin-off, and the settlement of all intercompany loans and advances with Apogent by way of a non-cash dividend of approximately $78.2 million as a result of the spin-off, partially offset by the net proceeds from the June 8, 2001 underwritten stock offering of approximately $50.0 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment, and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Prior to December 11, 2000, we were a wholly-owned subsidiary of Apogent Technologies Inc., which is now a wholly-owned subsidiary of Fisher Scientific International Inc. On December 11, 2000, Apogent spun off its dental business by way of a pro rata distribution to its shareholders of all of our outstanding common stock together with related preferred stock purchase rights. As a result of the spin-off, we became an independent, publicly traded company.

Our two business segments are Professional Dental and Specialty Products. In fiscal 2003 we began reporting in the Specialty Products segment the net sales of certain endodontic products whose sales were previously included in the net sales of the Professional Dental segment. At the commencement of the 2004 fiscal year we added to the net sales of the Specialty Products segment the net sales of certain other endodontic products that were also previously included in the net sales reported for the Professional Dental segment. We did not restate the operating results of either the Professional Dental segment or the Specialty Products segment for the periods prior to the periods in which the reporting of the net sales of the endodontic products changed. While it would have been possible to restate the net sales for the prior periods to reflect the change, it was impracticable to restate the prior period operating results as the effect the change in net sales had on selling, general and administrative expenses could not be calculated. The change in the recording of the endodontic products net sales from the Professional Dental segment to the Specialty Products segment did not impact the consolidated results of operations for any of the fiscal year periods reported herein.

Our corporate general and administrative expenses have been allocated to the segments using the same ratio as the ratio of the segment’s net sales to our total net sales. The allocation is made without regard to the level of the benefit each segment received from the corporate expenses. The corporate general and administrative expenses include certain legal and other expenses which may be associated with only one segment. However, as a result of our method of allocating those expenses, a portion of the cost is reflected in both our Professional Dental and Specialty Products segments. For example, in fiscal 2004 expenses of $2.6 million associated with patent litigation involving only the Specialty Products segment were allocated to both the Professional Dental segment (55%) and Specialty Products segment (45%).

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of this Annual Report.

Overview

Based upon the information we have available to us, we estimate the growth of the worldwide dental market for the type of products we sell to be between 4% and 6% percent, with the U.S. market growing at the upper end of the range. The factors that we believe will allow the market to continue to grow in the 4% to 6% range are, among others things, a steadily growing demand by consumers for endodontic, periodontic, orthodontic, cosmetic and other specialized procedures in an effort to retain and improve the appearance of their natural teeth; the aging baby-boomer segment of the population who we think are more likely to require repair and reconstructive dental procedures, such as root canals and the placement of crowns or bridges; technological advances in dental products which reduce both the discomfort to the patient and the treatment time thereby attracting more patients;

an increasing worldwide population, creating more dental patients; and an expected growth in per capita and discretionary incomes in emerging nations which should result in healthcare, including dental services, becoming a greater priority.

Our worldwide net sales grew from $526.4 million in fiscal 2003 to $574.0 million in fiscal 2004, a 9% increase. Our fiscal 2004 net sales increase is due to favorable foreign currency fluctuations of 3.8%, internal growth of 3.1% and acquisitions of 2.1%. Both our overall net sales growth rate and our internal net sales growth rate in fiscal 2004 were less than they were in fiscal 2003, which experienced an overall net sales growth of 15.3% and internal growth rate of 8.4%. We define internal net sales as total net sales excluding foreign currency fluctuations and the impact of acquisitions made in the past twelve months.

The slowness we experienced in our internal net sales growth rate was the result of the negative internal growth experienced by our Professional Dental segment. Our Professional Dental segment had negative internal growth of 2.5% for the 2004 fiscal year. If we exclude equipment sales from the calculation of our Professional Dental segment internal net sales, the segment experienced positive internal growth of 1.3% over the prior year period; although that rate is still below the segment’s historical growth rate of 4% to 6%. The decrease in net sales in fiscal 2004 compared to fiscal 2003 was the greatest in the U.S. market. The decrease was largely due to the decrease in the sales of our LED curing light; the customer purchases made at the end of fiscal 2003 of our Professional Dental segment products in advance of a price increase scheduled to take effect at the beginning of fiscal 2004; the adjustments made by the largest customer of our dental burs in its inventory levels due to a configuration change in the packaging of their products which resulted in a temporary reduction in their purchases of dental burs; a decline in the demand for dental amalgam products; a reduction in the growth of our dental composite products to a single digit increase; and a delay in the launch of our new impression material, impacting the ability to grow what is a significant product line for our Professional Dental segment.

We expect to continue to experience a decline in the net sales of our LED curing light, which was introduced in the first quarter of fiscal 2003 and generated significant net sales during the 2003 fiscal year. Unlike our consumable product sales which generate consistent sales as the products cannot be reused, a curing light has a life span of 4 to 5 years. As a result, the sales made of that product in fiscal 2003 were not repeated in fiscal 2004 and are expected to continue to decline. We anticipate the sales of Premise, our new dental composite, and Kavitan LC, our new glass ionomer, will be additive to the sales of our other dental composites, resulting in greater growth in fiscal 2005 for that product line. Likewise, StandOut, our new impression material is expected to increase the sales of our impression materials. We expect the sales of our dental burs to return to their normal levels as the packaging reconfiguration for our largest customer has been completed.

As a result of the various measures we have undertaken, we anticipate that our internal growth rate in fiscal 2005 will return to our historical levels.

In contrast to the decrease in the internal net sales growth rate of our Professional Dental segment, our Specialty Products segment had an internal growth rate in fiscal 2004 of 10.8%. The majority of the growth occurred in the U.S. market which had an internal net sales growth of 13.5%, while the internal net sales growth in all other markets grew at 7.9%. The internal net sales growth rates in fiscal 2003 were 7.9% for the U.S. market and 10.3% for all other markets. The increase in net sales is a result, in part, of an increase in demand for our Damon 2 self-ligating bracket; the net sales of our Inspire® Ice clear-ceramic bracket, which was introduced in the first quarter of 2004; the sales of our Damon 3 self-ligating bracket which was introduced in the third quarter of fiscal 2004; the increase in sales of our Ni-Ti endodontic files; and an increase in the sales of certain of our orthodontic arch wires.

We intend to continue to focus our selling efforts on the Damon self-ligating bracket system and our Inspire Ice and Titanium Orthos® brackets. We believe those product lines present us with a series of differentiated products which will continue to create selling opportunities that will allow us to achieve internal sales growth in 2005 at the upper end of our historical 4% to 6% internal growth rate; although reductions in the payments under certain governmental health reimbursement programs, such as those in Germany where reimbursement programs exist, could impact our selling efforts. As we focus on our efforts on our newer products, we expect to experience a decline in our more traditional bracket product line.

Operating income for fiscal 2004 was $113.4 million, representing a slight increase from the corresponding fiscal 2003 period operating income of $112.0 million. As a percent of sales our operating income decreased from 21.3% in fiscal 2003 to 19.8% in fiscal 2004. Our operating income in fiscal 2004 was negatively impacted by $1.5 million incurred in the closure of Ormco’s production facility in Tijuana, Mexico and an increase in our selling, general and administrative expenses due to the costs incurred in the evaluation of prospective mergers and acquisitions, the expense of our Sarbanes-Oxley Section 404 compliance efforts, the charges caused by our foreign currency zero cost collar hedges, and legal expenses associated with certain patent litigation relating to the Specialty Products business segment. We do not expect to incur any significant charges connected to the Tijuana facility closure and anticipate a reduction in the costs associated with the patent litigation in fiscal 2005.

Interest expense in fiscal 2004 was $19.5 million or $2.1 million less than the prior year period. The decrease was a result of lower average debt in the year of $249.1 million, or $66.4 million less than in the prior year period, partially offset by an increase in the average interest rate to 7.7%, from 6.7% in the prior year period. The increase in the average interest rate was the result of the pay down of our floating rate debt, which carried a lower interest rate than our fixed rate debt. We expect to see a slight increase in our average interest rate in fiscal 2005 as we anticipate interest rates will continue to rise and as we continue to pay down our lower interest rate debt.

Income taxes in fiscal 2004 were $30.6 million or 33.0% of income before taxes as compared to income taxes of $32.1 million, or 35.9% of income before taxes in fiscal 2003. The reduction in our tax rate is primarily attributable to the benefits resulting from the consolidation of several of our European facilities into Switzerland, which has a lower tax rate. We do not anticipate any further reduction in our tax rate, unless there is a substantial change in the geographical mix of our products, which we do not expect. We are currently evaluating the impact of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). Should we decide to repatriate earnings of non-U.S. subsidiaries under the terms of the Jobs Creation Act, there may be an impact on our tax rate.

Year Ended September 30, 2004 Compared to the Year Ended September 30, 2003

Net Sales

Net Sales	2004	2003
	(in thousands)
Professional Dental	$315,872	$307,608
Specialty Products	258,104	218,783

Total Net Sales	$573,976	$526,391

Overall Company. Net sales for the twelve months ended September 30, 2004 increased by $47.6 million, or 9.0%, from the corresponding 2003 fiscal year.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) the net sales of products from acquired companies (approximately $12.9 million), (b) net sales of new products (approximately $11.2 million), and (c) favorable foreign currency fluctuations (approximately $10.0 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $19.6 million), (b) a decrease in net sales due to the transfer to the Specialty Products segment (approximately $4.9 million) of the European endodontic product sales, and (c) increased rebate payments (approximately $1.3 million).

Specialty Products. Increased net sales in the Specialty Products segment resulted primarily from: (a) net sales of new products (approximately $11.2 million), (b) favorable foreign currency fluctuations (approximately $10.3 million), (c) increased net sales of existing products (approximately $9.6 million), (d) an increase in net sales due to the transfer from the Professional Dental segment (approximately $4.9 million) of the European endodontic product sales, and (e) decreased rebate payments (approximately $3.3 million).

Gross Profit

Gross Profit	2004	Percent of Net Sales	2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$172,234	54.5%	$168,705	54.8%
Specialty Products	144,080	55.8	122,084	55.8

Total Gross Profit	$316,314	55.1%	$290,789	55.2%

Overall Company. Gross profit for the twelve months ended September 30, 2004 increased by $25.5 million or 8.8% from the corresponding fiscal 2003 period. Our gross profit as a percent of sales remained relatively stable in fiscal 2004 when compared to fiscal 2003. We expect a slight improvement in our gross margin in fiscal 2005, as a result of the foreign currency hedges we have in effect for fiscal 2005.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit derived from the net sales of products of acquired companies (approximately $6.7 million), (b) gross profit relating to new products (approximately $6.4 million), (c) favorable foreign currency fluctuations (approximately $5.1 million), and (d) favorable manufacturing variances (approximately $1.6 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $11.9 million), (b) a decrease in sales of higher margin products (approximately $1.5 million), (c) increased rebate (approximately $1.3 million), (d) decreased gross profit due to the transfer to the Specialty Products segment (approximately $1.2 million) of the European endodontic product line, and (e) inventory adjustments (approximately $0.4 million).

Specialty Products. Increased gross profit in the Specialty Products segment resulted primarily from: (a) favorable foreign currency fluctuations (approximately $10.3 million), (b) gross profit relating to new products (approximately $6.5 million), (c) increased net sales of existing products (approximately $5.3 million), (d) decreased rebate (approximately $3.3 million), (e) increased gross profit due to the transfer from the Professional Dental segment (approximately $1.2 million) of the European endodontic product line, and (f) inventory adjustments (approximately $0.2 million). The increase in gross profit was partially offset by: (a) a decrease in sales of higher margin products (approximately $2.1 million), (b) costs related to the closure of the manufacturing facility in Mexico (approximately $1.5 million), (c) increased royalty expense (approximately $0.7 million), and (d) unfavorable manufacturing variances (approximately $0.5 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	2004	Percent of Net Sales	2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$110,307	34.9%	$100,497	32.7%
Specialty Products	92,641	35.9	78,322	35.8

Total Selling, General and Administrative Expenses	$202,948	35.4%	$178,819	34.0%

Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2004 increased by $24.1 million or 13.5% from the corresponding fiscal 2003 period. As previously discussed, all corporate general and administrative expenses are allocated to the Professional Dental and Specialty Products segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other. The total allocation increased from $22.5 million in fiscal 2003 to $27.0 million in fiscal 2004. The largest contributors to the increase in corporate office general and administrative expenses were an increase in legal expenses (approximately $2.6 million) and an increase in expenses related to our efforts to fully document and test our internal control over financial reporting (approximately $1.3 million). The increase in legal expenses was predominately caused by the increase in expenses associated with certain patent litigation to which we are a party. We do not anticipate our patent litigation expenses to continue at the same level in fiscal 2005.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) expenses of an acquired company (approximately $4.6 million), (b) an increase in expenses relating to foreign currency fluctuations (approximately $3.7 million), (c) increased selling and marketing expenses (approximately $1.1 million), and (d) increased general and administrative expenses (approximately $0.8 million). The increase in selling, general and administrative expenses was partially offset by: (a) the absence of restructuring charges in fiscal 2004 (approximately $0.3 million) and (b) a reduction of research and development expenses (approximately $0.1 million).

Specialty Products. Increased selling, general and administrative expenses in the Specialty Products segment resulted primarily from: (a) increased selling and marketing expenses (approximately $6.2 million), due to the increase in net sales, (b) increased general and administrative expenses (approximately $5.1 million), (c) increased expenses related to foreign currency fluctuations (approximately $1.9 million), and (d) increased research and development expenses (approximately $1.1 million).

Operating Income

Operating Income	2004	Percent of Net Sales	2003	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$61,927	19.6%	$68,208	22.2%
Specialty Products	51,439	19.9	43,762	20.0

Total Operating Income	$113,366	19.8%	$111,970	21.3%

As a result of the foregoing, operating income for the fiscal year ended September 30, 2004 increased by 1.2% or $1.4 million from operating income for the corresponding 2003 period.

Interest Expense

Interest expense was $19.5 million in 2004, a decrease of $2.1 million from the corresponding 2003 period. The decrease resulted from reduced average debt balances from $315.5 million in fiscal 2003 to $249.1 million in fiscal 2004, partially offset by an increase in the average interest rate on debt from 6.7% in fiscal 2003 to 7.7% in fiscal 2004 on our long term debt. The debt that was repaid in fiscal 2004 was adjustable rate debt with a lower average interest rate than the remaining debt.

Income Taxes

Taxes on income in 2004 were $30.6 million, or 33.0% of income before taxes, a decrease of $1.5 million from the prior year taxes on income of $32.1 million, or 35.9% of income before taxes. The reduction in our tax rate in fiscal 2004 from the prior fiscal year is primarily attributable to the benefits resulting from the consolidation of several of our European facilities into Switzerland, which has a lower tax rate.

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

Net Sales

Net Sales	2003	2002
	(in thousands)
Professional Dental	$307,608	$279,523
Specialty Products	218,783	177,143

Total Net Sales	$526,391	$456,666

Overall Company. Net sales for the twelve months ended September 30, 2003 increased by $69.7 million, or 15.3%, from the corresponding 2002 fiscal year.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $16.2 million), (b) favorable foreign currency fluctuations (approximately $12.6 million), (c) the net sales of products from acquired companies (approximately $6.9 million), (d) increased net sales of existing products (approximately $4.2 million), and (e) decreased rebate payments (approximately $0.7 million). The increase in net sales was offset by a decrease in net sales due to the transfer to the Specialty Products segment (approximately $12.5 million) of the endodontic product sales.

Specialty Products. Increased net sales in the Specialty Products segment resulted primarily from: (a) increased net sales of existing products (approximately $22.6 million), (b) an increase in net sales due to the transfer from the Professional Dental segment (approximately $11.1 million) of the endodontic product sales, (c) favorable foreign currency fluctuations (approximately $8.9 million), and (d) net sales of new products (approximately $4.6 million). The increase in net sales was offset by increased rebate payments (approximately $5.6 million).

Gross Profit

Gross Profit	2003	Percent of Net Sales	2002	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$168,705	54.8%	$157,932	56.5%
Specialty Products	122,084	55.8	97,891	55.3

Total Gross Profit	$290,789	55.2%	$255,823	56.0%

Overall Company. Gross profit for the twelve months ended September 30, 2003 increased by $35.0 million or 13.7% from the corresponding fiscal 2002 period.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit relating to new products (approximately $9.0 million), (b) favorable foreign currency fluctuations (approximately $6.3 million), (c) gross profit derived from the net sales of products from acquired companies (approximately $4.2 million), (d) increased net sales of existing products (approximately $2.7 million), and (e) decreased rebate (approximately $0.7 million). The increase in gross profit was partially offset by: (a) decreased gross profit due to the transfer to the Specialty Products segment (approximately $7.8 million) of the endodontic product line, (b) unfavorable manufacturing variances (approximately $2.2 million), (c) a decrease in sales of higher margin products (approximately $1.2 million), (d) increased royalty expense (approximately $0.8 million), and (e) inventory adjustments (approximately $0.1 million). The decrease in gross margin percent is attributable to the transfer of the endodontic product line to the Specialty Products segment, product mix and unfavorable manufacturing variances from decreased manufacturing volumes in certain facilities due to our increased focus on inventory management.

Specialty Products. Increased gross profit in the Specialty Products segment resulted primarily from: (a) increased net sales of existing products (approximately $12.0 million), (b) favorable foreign currency fluctuations (approximately $8.8 million), (c) increased gross profit due to the transfer from the Professional Dental segment (approximately $6.5 million) of the endodontic product line, (d) favorable manufacturing variances (approximately $2.8 million), and (e) gross profit relating to new products (approximately $2.8 million). The increase in gross profit was partially offset by: (a) increased rebate (approximately $5.6 million), (b) increased royalty expense (approximately $1.6 million), (c) inventory adjustments (approximately $1.1 million), and (d) a decrease in sales of higher margin products (approximately $0.4 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	2003	Percent of Net Sales	2002	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$100,497	32.7%	$96,736	34.6%
Specialty Products	78,322	35.8	66,881	37.8

Total Selling, General and Administrative Expenses	$178,819	34.0%	$163,617	35.8%

Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2003 increased by $15.2 million or 9.3% from the corresponding fiscal 2002 period.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased general and administrative expenses of approximately $6.9 million primarily attributable to higher incentive compensation related to the improved performance in fiscal 2003 over fiscal 2002, (b) an increase in expenses relating to foreign currency fluctuations (approximately $3.9 million), and (c) expenses of acquired companies (approximately $3.0 million). The increase in selling, general and administrative expenses was partially offset by: (a) decreased amortization expense of goodwill and other intangible assets (approximately $6.3 million), (b) the absence of restructuring charges in fiscal 2003 (approximately $3.3 million), (c) decreased research and development expenses (approximately $0.3 million), and (d) decreased selling and marketing expenses (approximately $0.1 million).

Specialty Products. Increased selling, general and administrative expenses in the Specialty Products segment resulted primarily from: (a) increased selling and marketing expenses (approximately $6.2 million), consistent with the increase in sales, (b) increased general and administrative expenses of approximately $6.0 million primarily attributable to higher incentive compensation related to the improved performance in fiscal 2003 over fiscal 2002, and (c) increased expenses related to foreign currency fluctuations (approximately $2.0 million). The increase in selling, general and administrative expenses was partially offset by: (a) a decrease in amortization expense of goodwill and other intangible assets (approximately $2.6 million) and (b) decreased research and development expenses (approximately $0.2 million).

Other, Net

Included in other, net for the fiscal year ended September 30, 2003 is a gain from the sale of our San Diego facility for approximately $0.8 million.

Operating Income

Operating Income	2003	Percent of Net Sales	2002	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$68,208	22.2%	$61,196	21.9%
Specialty Products	43,762	20.0	31,010	17.5

Total Operating Income	$111,970	21.3%	$92,206	20.2%

As a result of the foregoing, operating income for the fiscal year ended September 30, 2003 increased by 21.4% or $19.8 million from operating income for the corresponding 2002 period.

Interest Expense

Interest expense was $21.6 million in 2003, a decrease of $4.3 million from the corresponding 2002 period. The decrease resulted from reduced average debt balances from $350.6 million in fiscal 2002 to $315.5 million in fiscal 2003, and reduced average interest rates from 7.3% in fiscal 2002 to 6.7% in fiscal 2003 on our credit facility.

Income Taxes

Taxes on income in 2003 were $32.1 million, or 35.9% of income before taxes, an increase of $11.4 million from the prior year taxes on income of $20.7 million, or 39.0% of income before taxes. Excluding a benefit of a tax settlement in Canada of $0.9 million, the taxes on income were $33.0 million in 2003. The increase in taxes was primarily due to higher taxable earnings, partially offset by the decrease in our effective tax rate due to lower foreign tax rates.

Critical Accounting Estimates

We believe the following critical accounting estimates, among others, affect significant judgments and estimates used in the preparation of our consolidated financial statements. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for determining the carrying values of assets and liabilities that are not readily apparent from other sources and are inherently uncertain. As a result, changes in estimates, assumptions and general market conditions on which our judgments and estimates are based, could cause actual results to differ materially from future expected results.

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

At October 1, 2004, the discount rate was 6.25%. To the extent the discount rate increases or decreases, the projected pension obligation is decreased or increased, accordingly. The estimated effect of a 1.0% decrease in the discount rate would increase the projected pension benefit obligation by $23.8 million and increase annual pension expense by $3.4 million.

The expected long-term rate of return on the pension plan assets is the weighted average rate of the long-term investment return expected on those assets. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, the gain would reduce future pension expense over a period of approximately 12 to 18 years. As of October 1, 2004, we utilized 8.75% as the expected long-term rate of return on plan assets. The estimated effect of a 1.0% decrease in the expected long-term rate of return on plan assets would decrease the projected pension obligation by $2.7 million and increase annual pension expense by $0.1 million.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. At October 1, 2004, we utilized a rate of 4.0%. This rate is utilized principally in calculating the pension obligation and annual pension expense. The estimated effect of a 1.0% increase in the assumed rate of compensation increase would increase the projected pension obligation by $2.1 million and increase annual pension expense by $0.5 million.

Based on market conditions, and based on information from our actuaries and investment advisors, we increased our discount rate from 6.0% to 6.25% as of June 30, 2004. We maintained our expected rate of compensation increase at 4.0% and our expected return on plan assets at 8.75%.

•	Goodwill — Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the first quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on market segment growth rates and our market segment share; estimated costs; and appropriate discount rates based on the particular segment’s weighted average cost of capital. Our estimates of market segment growth, our market segment share and costs are based on historical data, internal estimates, and external sources, all of which are developed as part of our long-range planning process. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. No impairment charges for goodwill was recorded in the year ended September 30, 2004.

•	Long-Lived Assets — We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets to the related total future net cash flows. If an asset’s carrying value is not recoverable though the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based upon the best information available, including market prices or discounted cash flow analysis. Future events could cause us to conclude that impairment indicators exist and that certain of our long-lived assets are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

•	Inventories — The valuation of inventory requires us to estimate obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for our products. The estimates of future demand for our products are based in part upon historical sales data and estimated future demand based on the information we currently have available to us. If our forecasted demand for specific products is greater than actual demand and we fail to reduce manufacturing output or sell existing inventory accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

•	Net Sales – Rebate Accruals – We have various rebate programs in each of our business segments. Each rebate program has different criteria for calculating rebate payments. As part of our revenue recognition policy, we estimate future rebate payments and establish accruals at the time of sale based on these estimates. Our accruals for rebates are estimated based on customers’ historical and estimated future performance against the terms and conditions of our rebate programs, which are typically on a calendar year basis. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Acquisitions

As discussed in Item 1 — Business “Research and Development,” we have maintained an active program of development and introduction of new products. We believe that introducing new products is important to maintain our competitive position. We have also pursued numerous acquisition opportunities, completing 30 acquisitions since 1993. Acquisitions completed since the beginning of fiscal 2002 are as follows:

Company Acquired	Acquisition Date	Acquisition Type	Description

Professional Dental:

Surgical Acuity, Inc.	2/02	Asset	Manufacturer of magnification lenses and fiber—optic lighting systems used for illumination during dental procedures
SpofaDental a.s	8/03	Stock	Manufacturer of consumable dental supplies
Bioplant Products, Inc.	7/04	Asset	Manufacturer of bone regeneration product

Specialty Products:

Innova LifeSciences Corporation	10/04	Stock	Manufacturer of dental implants and attachments

These acquisitions included in our business segments are consistent with our strategy of acquiring product lines that can be manufactured in existing facilities, sold through existing sales and distribution networks or that expand our geographic reach. We intend to continue to seek out acquisition candidates consistent with our strategy. However, there can be no assurance of the number or size of future acquisitions.

Restructuring Charges

In fiscal 2004, we implemented and completed a plan to close our facility in Tijuana, Mexico by the end of the first quarter of fiscal 2005, and as a result of this plan, recorded restructuring charges of $1.5 million ($1.0 million after tax) in the fiscal year ended September 30, 2004. The charges are comprised of severance and termination costs associated with the 246 employees whose employment we terminated as a result of the closure and recorded as a component of cost of goods sold in the fiscal year. Of the $1.5 million in restructuring charges $0.3 million remains in accrued liabilities until all severance is paid.

In September 2002, we recorded a restructuring charge of approximately $3.7 million ($2.4 million after tax). The charge is primarily comprised of severance and termination costs associated with the 71 employees whose employment we terminated as a result of the consolidation of several of our European facilities into our Hawe Neos facility in Switzerland. Of the $3.7 million restructuring charge, approximately $3.1 million is related to cash payments for severance and contractual obligations, $0.3 million for the cash payment of tax liabilities included in income taxes payable while the balance of approximately $0.3 million relates to non-cash charges. We completed the 2002 restructuring in fiscal 2004, and made an adjustment to restructuring charges of approximately $0.2 million, primarily for the over accruals for anticipated costs associated with severance and related costs. A balance of $0.3 million remains in our accrued tax liability until it is remitted.

The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

	Severance	Lease Payments	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(c)	(c)	(d)	(e)
	(in thousands)
2002 Restructuring Charge	$2,347	$332	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	300	—	33	903
Fiscal 2004 Cash Payments	404	16	—	—	—	—	—	420
Fiscal 2004 Adjustments	112	38	—	—	—	—	33	183

September 30, 2004 Balance	$—	$—	$—	$—	$300	$—	$—	$300

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment we terminated as a result of the 2002 European restructuring plan.

(b)	Amount represents lease payments on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents $0.3 million for tax liabilities included in income taxes payable.

(e)	Amount represents certain contractual obligations.

In June 1998, we recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2004 we made an adjustment to restructuring charges of approximately $0.2 million to adjust the accrual primarily representing over accruals for anticipated costs associated with the restructuring activity. A balance of $0.7 million remains in accrued tax liability until it is remitted or the tax period ends.

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

	Severance	Lease Payments	Shut-Down Costs	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(b)	(c)	(c)	(d)	(e)
	(in thousands)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Charges	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Charges	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Adjustments	—	—	—	—	—	—	—	183	183

September 30, 2004 Balance	$—	$—	$—	$—	$—	$700	$—	$—	$700

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The charge of $0.7 million represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)	Amount represents certain contractual obligations.

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

From time to time we employ currency hedges to mitigate the impact of foreign currency fluctuations. We have hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2005 by securing monthly zero cost collar contracts with a notional amount of approximately $48.4 million for the euro, a notional amount of approximately $6.5 million for the Japanese yen, and a notional amount of approximately $5.2 million for the Australian dollar. A total currency loss in the amount of $5.2 million was recognized in the consolidated statement of income for the fiscal year ended September 30, 2004, while a currency loss of $0.3 million (net of income tax), representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity (see Note 10 to the consolidated financial statements in Item 8 of this Annual Report). Additionally, in June 2002, we entered into cross currency debt swap transactions to hedge our net investment in Hawe Neos and Sybron Dental Specialties Japan. The agreements were contracts to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 67.5 million at the termination date of June 15, 2007 and a U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen principal amount of 486 million at the termination date of June 15, 2007. For fiscal year 2004, the fair value of the cross currency debt swap transaction loss (net of income tax) included in the cumulative translation adjustments was $6.7 million. For additional information regarding foreign currency risk management please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments beyond fiscal year 2005.

The following table sets forth our domestic sales and sales outside the United States in 2004, 2003 and 2002. See also Note 17 to our consolidated financial statements contained in Item 8 of this Annual Report.

	Year Ended September 30,
	2004	2003	2002
	(in thousands)
Domestic net sales	$310,480	$299,518	$268,027
International net sales	263,496	226,873	188,639

Total net sales	$573,976	$526,391	$456,666

Inflation

We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

General

We intend to fund our working capital requirements (primarily related to inventory and accounts receivable), capital expenditure requirements (primarily related to the purchase of machinery & equipment), acquisitions, principal and interest payments on our Credit Facility (defined below), obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Revolver (defined below). While cash provided from operating activities may be impacted by a variety of factors, such as lower revenues, an increase in expenses, and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our Revolver (defined below) and access to capital markets will be sufficient to satisfy our working capital, capital investment, acquisition and other financing requirements for the foreseeable future. However, there can be no assurance that will be the case. To the extent that funds are not available from these sources, we would have to raise additional capital in another manner. As of September 30, 2004, $145.8 million of the $150.0 million revolving credit facility was available for borrowing.

It is currently our intent to reduce total debt and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, taking into account our level of debt and interest expense. If significant acquisition opportunities become available, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facility (defined below). In addition, certain acquisitions previously completed contain “earnout provisions” requiring further payments in the future if certain financial results are achieved by the acquired companies. As of September 30, 2004, we had $40.6 million in cash on hand, of which, $9.3 million normally would have been used to reduce debt. Rather than pay down term debt, which cannot be drawn upon once paid down, we held the cash to use toward the purchase of the common shares of Innova LifeSciences Corporation, which was made in October 2004.

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

Year Ended September 30, 2004

Working capital increased from $132.7 million at September 30, 2003 to $161.4 million at September 30, 2004. The current ratio increased from 2.4 at September 30, 2003 to 2.7 at September 30, 2004. The current ratio increased as a result of increases in inventory and cash. The increase in cash was primarily at our offshore entities. Cash increased from $22.9 million at September 30, 2003 to $40.6 million at September 30, 2004, an increase of $17.7 million. Net cash provided by operating activities was $77.6 million, offset by net cash used in investing activities of $21.4 million and net cash used in financing activities of $43.3 million.

Cash provided by operations was $77.6 million in fiscal 2004 and $87.2 million in fiscal 2003, a decrease of $9.6 million. Increases in net income and the tax benefit from stock option exercises were more than offset by increases in inventory, prepaids and the net change in the deferred tax accounts. Days sales outstanding decreased slightly, from 60.1 at September 30, 2003, to 58.8 at September 30, 2004. Inventory increased $9.5 million from September 30, 2003 to September 30, 2004, resulting in an increase in inventory days on hand to 133 as of September 30, 2004 from 130 as of September 30, 2003. The increase in inventory is partially due to inventory builds to support our recent and upcoming product launches. Additionally, we are building inventories in advance of the January 2005 expiration of our union contract at our Michigan manufacturing facility.

Capital expenditures for property, plant and equipment were $14.0 million and $9.2 million for the years ended September 30, 2004 and 2003, respectively. A significant portion of the $4.8 million increase from fiscal 2003 to fiscal 2004 is due to the modernization of our European manufacturing facilities. We expect capital expenditures for all of fiscal 2005 to be approximately $20.0 million, including the purchase of manufacturing facilities in Wisconsin and Connecticut which had been leased previously.

Net cash used for financing activities for the year ended September 30, 2004 was $43.3 million, as compared to $60.2 million for the same period in fiscal 2003. Net debt repayments were $57.3 million, offset by cash received from the exercise of stock options and the employee stock purchase plan of $14.1 million.

As a result of the upgrade in our credit rating by Standard & Poor’s and Moody’s Investors Service, we amended our credit facility in July 2004 and received a 50 basis point reduction in the margin on our term loan and amended our covenants to allow us to utilize up to $100.0 million for stock repurchases or dividend payments, at our discretion. Previously we were limited to $25.0 million for these purposes. We currently have no plans to initiate a stock repurchase program or begin paying dividends.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants as of September 30, 2004.

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

Cash provided by operations was $87.2 million in fiscal 2003 and $54.7 million in fiscal 2002, an increase of $32.5 million. The primary causes of the increase in cash provided by operations were the increases in net income of $25.9 million ($9.0 million of which was the result of ceasing goodwill amortization), income taxes payable of $12.7 million and accrued payroll and employee benefits of $8.8 million, as well as a decrease in inventory of $7.7 million. These factors were partially offset by an increase in accounts receivable of $21.5 million. Accounts receivable increased by $21.5 million from September 30, 2002 to September 30, 2003, consistent with the increase in sales from the fourth fiscal quarter of 2002 to the fourth fiscal quarter of 2003. Days sales outstanding increased slightly, from 59.0 at September 30, 2002, to 60.1 at September 30, 2003. Inventory decreased $7.7 million from September 30, 2002 to September 30, 2003 as a result of our increased focus on supply chain and inventory management. Inventory days decreased to 130 at September 30, 2003 from 161 at September 30, 2002.

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

The Term B Loan amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. As a result of the upgrade in our credit rating by Standard & Poor’s and Moody’s Investors Service, we amended our credit facility on July 14, 2004, and received a 50 basis point reduction in the margin on our Term B Loan. The Term B Loan now bears interest, at our option, at either (a) the LIBOR rate, plus between 175 and 225 basis points, or (b) the Base rate, plus between 75 and 125 basis points, in each case as determined according to the rating of the Credit Facility by Standard and Poor’s and Moody’s. The per annum interest rate ending September 30, 2004 was LIBOR, plus 175 basis points. As of September 30, 2004, the amount outstanding on the Term B Loan was $62.5 million. The average interest rate at September 30, 2004 on the Term B Loan was 4.79% after giving effect to the interest rate swap agreements we had in effect as of that date.

The Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) the Base rate, plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum interest rate as of September 30, 2004 was LIBOR, plus 200 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2004, there was no outstanding balance on the Revolver and the amount available was $115.8 million. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2004, a total of $4.2 million in letters of credit was issued.

The Euro Tranche bears interest, at our option, at Euro-LIBOR or at Base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche varies between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2004, there was no outstanding balance under the Euro Tranche and the amount available was $30.0 million.

The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, (vii) the expenditure of more than $100.0 million to repurchase or redeem stock from or to pay cash dividends to our stockholders, and (viii) loans and investments. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at September 30, 2004.

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

As a result of the terms of our Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 2004, we had two interest rate swap agreements outstanding aggregating a notional amount of approximately $37.1 million. Under the terms of the swap agreements, we are required to pay fixed rate amounts equal to the swap agreement rates listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amounts equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For each of the swap agreements, the rate resets on the quarterly anniversary of the swap agreement’s effective date until the agreement’s expiration date. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The rates and durations as of September 30, 2004 are as follows:

Expiration Date	Notional Amount	Swap Agreement Date	Swap Agreement Rate	Swap Effective Date
March 31, 2005	$11.8 million	January 2, 2001	5.65%	March 30, 2001
June 30, 2006	$25.3 million	January 2, 2001	5.58%	March 30, 2001

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

The initial term of each lease is 25 years with five five-year renewal options and provides the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. In January 1, 2004, the annual rent payments increased from $1.5 million to $1.8 million. The next adjustment will occur on January 1, 2009.

We have the option to purchase the facilities according to the terms of any bona fide offer received by the lessor from a third party at any time during the term of the leases. We may be obligated to repurchase the property upon the event of a breach of certain covenants or occurrence of certain other events.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents a list of our contractual obligations for the indicated periods (calculated as of September 30, 2004);

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-Term Debt Obligations	$220,307	$764	$1,596	$38,742	$179,205
Capital Lease Obligations	164	118	46	—	—
Operating Lease Obligations	28,223	4,813	6,453	4,240	12,717
Purchase Obligations(a)	36,733	33,616	3,117	—	—
Standby Letters of Credit	4,178	4,178	—	—	—
Other Long-Term Liabilities	None	—	—	—	—

Total Contractual Obligations	$289,605	$43,489	$11,212	$42,982	$191,922

(a)	Purchase obligations are primarily for the purchase of inventory.

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

Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental business segment include Dentsply International Inc., 3M ESPE and Ivoclar Vivadent Group; and in the Specialty Products business segment, our principal competitors include 3M Unitek, (an affiliate of 3M Company), GAC International (a subsidiary of Dentsply), American Orthodontics, Nobel Biocare and Straumann. Some of the companies have a larger sales force and invest more heavily in research, product development and product marketing than we do. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, against these companies.

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

Our current labor contracts with the United Auto Workers Union at our Professional Dental business segment’s Romulus Michigan facility will expire on January 31, 2005. We are currently in negotiations to extend the union agreements until January 31, 2008. A work stoppage could adversely affect our ability to manufacture and ship products.

We rely upon others to assist in the education and promotion of our products, and the loss of the participation of these individuals could adversely affect our net sales.

We work with various dental clinicians to educate the dental community on the features and benefits of our products. Some clinicians, such as Dr. Dwight Damon, are a key component to our strategy for growing our sales. The inability or unwillingness of one or more of these clinicians to continue to assist us could negatively impact our ability to increase the sales of certain significant products.

Our substantial level of indebtedness could adversely affect our financial condition.

We presently have, and will continue to have, a substantial amount of indebtedness which requires significant interest payments. As of September 30, 2004, we had $220.5 million in total long-term borrowings (including current portion), and $298.8 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of September 30, 2004, goodwill and other intangible assets with indefinite lives represented approximately 42% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

Future exchange rate fluctuations or inflation may adversely affect our results of operations.

We manufacture many of our products, including those in our Professional Dental business segment, in our facilities in Mexico, Canada, Switzerland, Czech Republic and Italy. These products are supported by our sales offices in Europe, Japan, Australia, Czech Republic, South America and Mexico. In fiscal 2004, our foreign facilities’ selling, general and administrative expenses represented approximately 34% of our consolidated selling, general and administrative expenses while our foreign sales represented approximately 46% of our total net sales.

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

In fiscal 2004, approximately 22% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either one of our top two distributors, the only distributors who account for more than 5% of our consolidated net sales and who sell primarily into the dental segment, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

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

Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy, the Czech Republic and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

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

Pursuant to the terms of the agreements executed in connection with our spin-off from Apogent in December 2000, we and our U.S. subsidiaries, in general, indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations relating to our business. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent’s business, including discontinued operations related to the laboratory business, and other operations and assets not transferred to us. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether we will have substantial indemnification obligations to Apogent and its affiliates in the future. We also cannot assure you that, if Apogent has substantial indemnification obligations to us and our affiliates, Apogent will have the ability to satisfy those obligations.

Except as may be required by applicable securities laws or regulations, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. Quantitative	and Qualitative Disclosures About Market Risk.

Foreign Exchange Currency Risk Management

We operate internationally; therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, Mexican peso, Canadian dollar, Czech koruna and the Australian dollar.

For fiscal year 2005, our projected total foreign currency exposure is estimated to be approximately 80.8 million euros, 786.7 million Japanese yen, 7.7 million Canadian dollars, 17.5 million Australian dollars, 11.6 million Mexican peso, 60.8 million Czech koruna, and 18.1 million Swiss francs. We have put in place a strategy to manage our euro, Japanese yen, and Australian dollar cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Mexican peso, Czech koruna and Swiss franc at September 30, 2004.

In December 2003, as well as in January, May, and June 2004, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 39.0 million euros, 720.0 million Japanese yen, and 7.2 million Australian dollars for fiscal year 2005.

For fiscal year 2004, an unrealized loss of $0.3 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss). In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of September 30, 2004 are as follows (in thousands, except rates):

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

In January, March, April, and May 2003, we entered into a series of zero cost collar contracts to hedge our intercompany transactions with a total notional amount of 42.0 million euros and 720.0 million Japanese yen for fiscal year 2004. Both the euro zero cost collar contracts and the Japanese yen zero cost collar contracts for fiscal year 2004 matured on September 30, 2004.

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

In July and November 2002, the Company entered into a series of zero cost collar contracts to hedge its intercompany transactions with a total notional amount of 40.5 million euros for fiscal year 2003. Also, in June 2002, the Company entered into a zero cost collar contract to hedge a total notional amount of 720.0 million Japanese yen for fiscal year 2003. Both the euro zero cost collar contracts and the yen zero cost collar contract for fiscal year 2003 matured on September 30, 2003.

During the year ending September 30, 2005, approximately $0.5 million of loss in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange loss/gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

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

For fiscal 2004, an unrealized loss of $6.7 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income (loss).

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of September 30, 2004. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Fiscal Years Ending September 30,					Thereafter	Fair Value
Liabilities	2005	2006	2007	2008	2009
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$162,750
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$882	$841	$801	$8,181	$30,561	$29,205	$70,471
Average Interest Rate	4.760%	5.540%	6.045%	6.465%	6.845%	7.180%

For fiscal year ended 2004, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $1.7 million. At September 30, 2004, an unrealized loss of $1.0 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of September 30, 2004 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Year Ended September 30, 2004	Fair Value (Pre-tax)
Kerr B	11,767	4 years	1/2/2001	3/30/2001	3/31/2005	606.3	332.0
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	1,089.2	1,224.0

Total	$37,112					$1,695.5	$1,556.0

For fiscal year ended 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $1.2 million. Below is a table listing the interest expense exposure detail (in thousands), including the notional amount as of September 30, 2003:

Loan	Notional Amount	Term	Trade	Effective	Maturity	Year Ended September 30, 2003	Fair Value (Pre-tax)
Revolver (assigned)	$—	4 years	01/24/2001	02/16/2001	02/16/2005	$23.5	$—
Kerr B	19,914	4 years	01/02/2001	03/30/2001	03/31/2005	504.1	963.5
Ormco B	25,345	5 years	01/02/2001	03/30/2001	06/30/2006	692.4	2,343.2

Total	$45,259					$1,220.0	$3,306.7

For fiscal year ended 2002, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $4,542. Below is a table listing the interest expense exposure detail (in thousands), including the notional amount as of September 30, 2002:

Loan	Notional Amount	Term	Trade	Effective	Maturity	Year Ended September 30, 2002	Fair Value (Pre-tax)
Kerr B (terminated)	$—	4 years	12/22/2000	01/16/2001	01/18/2005	$872.5	$—
Ormco B (terminated)	—	4 years	12/22/2000	01/16/2001	01/18/2005	872.5	—
SDM Revolver	10,000	4 years	01/24/2001	02/16/2001	02/16/2005	233.3	861.0
SDM Revolver (matured)	—	1.5 years	02/23/2001	03/15/2001	09/15/2002	470.8	—
Kerr B	26,853	4 years	01/02/2001	03/30/2001	03/31/2005	726.6	1,636.8
Ormco B	26,853	4 years	01/02/2001	03/30/2001	03/31/2005	707.1	1,598.2
Ormco B (matured)	—	5 years	01/02/2001	03/30/2001	06/30/2006	659.1	—

Total	$63,706					$4,541.9	$4,096.0

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYBRON DENTAL SPECIALTIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sybron Dental Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Sybron Dental Specialties, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron Dental Specialties, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets as of October 1, 2002.

/s/ KPMG LLP
KPMG LLP

Costa Mesa, California

November 15, 2004

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

	2004	2003
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,602	$22,868
Accounts receivable, less allowance for doubtful receivables of $2,094 and $2,247 at September 30, 2004 and 2003, respectively	104,148	103,565
Inventories	93,689	84,239
Deferred income taxes	3,293	4,896
Prepaid expenses and other current assets	12,975	11,624

Total current assets	254,707	227,192

Property, plant and equipment, net of accumulated depreciation of $101,934 and $92,273 at September 30, 2004 and 2003, respectively	83,121	80,750
Goodwill	268,768	258,590
Intangible assets, net	16,178	16,455
Other assets	23,784	28,672

Total assets	$646,558	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,512	$19,620
Current portion of long-term debt	882	3,714
Income taxes payable	17,089	16,274
Accrued payroll and employee benefits	29,712	28,712
Restructuring reserve	711	1,486
Accrued rebates	9,475	9,872
Accrued interest	3,620	3,901
Other current liabilities	12,291	10,917

Total current liabilities	93,292	94,496

Long-term debt	69,589	124,008
Senior subordinated notes	150,000	150,000
Deferred income taxes	12,266	13,748
Other liabilities	22,639	21,422

Total liabilities	347,786	403,674
Commitments and contingent liabilities (notes 8, 14 and 15)
Subsequent event (note 20)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 250,000 shares, 39,307 and 38,285 issued and outstanding at September 30, 2004 and 2003, respectively	393	383
Additional paid-in capital	93,817	74,934
Retained earnings	188,156	126,044
Accumulated other comprehensive income	16,406	6,624

Total stockholders’ equity	298,772	207,985

Total liabilities and stockholders’ equity	$646,558	$611,659

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share amounts)
Net sales	$573,976	$526,391	$456,666
Cost of sales:
Cost of product sold	256,191	235,602	200,737
Restructuring charges	1,471	—	106

Total cost of sales	257,662	235,602	200,843

Gross profit	316,314	290,789	255,823

Selling, general and administrative expenses	202,204	177,545	150,326
Restructuring charges	(488)	—	3,141
Amortization of goodwill and other intangible assets	1,232	1,274	10,150

Total selling, general and administrative expenses	202,948	178,819	163,617

Operating income	113,366	111,970	92,206

Other income (expense):
Interest expense	(19,487)	(21,554)	(25,815)
Amortization of deferred financing fees	(1,625)	(1,645)	(1,070)
Refinancing expenses	—	—	(12,998)
Other, net	451	804	(30)

Income before income taxes	92,705	89,575	52,293
Income taxes	30,593	32,123	20,694

Net income	$62,112	$57,452	$31,599

Basic earnings per share (note 1)	$1.61	$1.51	$0.83

Diluted earnings per share (note 1)	$1.54	$1.46	$0.81

Weighted average shares outstanding:
Basic	38,637	38,106	37,941

Diluted	40,253	39,328	39,149

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended September 30, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Par Value
	(in thousands)
Balance at September 30, 2001	37,891	$379	$70,059	$36,993	$(13,905)	$93,526
Comprehensive income (loss):
Net income	—	—	—	31,599	—	31,599	$31,599
Translation adjustment	—	—	—	—	7,142	7,142	7,142
Minimum pension liability adjustment	—	—	—	—	(4,766)	(4,766)	(4,766)
Unrealized gain on derivative instruments	—	—	—	—	3,371	3,371	3,371

Total comprehensive income	—	—	—	31,599	5,747		$37,346

Issuance of common stock from options exercised	—	1	1,202	—	—	1,203
Income tax benefit from options exercised	—	—	283	—	—	283
Other	98	—	(1,215)	—	—	(1,215)

Balance at September 30, 2002	37,989	380	70,329	68,592	(8,158)	131,143
Comprehensive income (loss):
Net income	—	—	—	57,452	—	57,452	$57,452
Translation adjustment	—	—	—	—	14,960	14,960	14,960
Minimum pension liability adjustment	—	—	—	—	2,175	2,175	2,175
Unrealized loss on derivative instruments	—	—	—	—	(2,353)	(2,353)	(2,353)

Total comprehensive income	—	—	—	57,452	14,782		$72,234

Issuance of common stock from options exercised	296	3	4,001	—	—	4,004
Income tax benefit from options exercised	—	—	604	—	—	604

Balance at September 30, 2003	38,285	383	74,934	126,044	6,624	207,985
Comprehensive income (loss):
Net income	—	—	—	62,112	—	62,112	$62,112
Translation adjustment	—	—	—	—	7,266	7,266	7,266
Minimum pension liability adjustment	—	—	—	—	(22)	(22)	(22)
Unrealized gain on derivative instruments	—	—	—	—	2,538	2,538	2,538

Total comprehensive income	—	—	—	62,112	9,782		$71,894

Issuance of common stock from options exercised	969	9	12,963	—	—	12,972
Income tax benefit from options exercised	—	—	4,749	—	—	4,749
Issuance of common stock from employee stock purchase plan	53	1	1,171	—	—	1,172

Balance at September 30, 2004	39,307	$393	$93,817	$188,156	$16,406	$298,772

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$62,112	$57,452	$31,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,361	11,336	10,712
Amortization of goodwill and other intangible assets	1,232	1,274	10,258
Amortization of deferred financing fees	1,625	1,645	1,070
Non-cash charges related to termination of previous credit facility	—	—	7,694
Gain on sales of property, plant and equipment	(253)	(365)	(243)
Provision for losses on doubtful receivables	916	400	600
Inventory provisions	4,406	3,776	2,573
Deferred income taxes	(950)	3,232	2,919
Tax benefit from issuance of stock under employee stock plan	4,749	604	283
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in accounts receivable	(356)	(21,548)	12,521
(Increase)/decrease in inventories	(9,880)	7,737	(13,964)
(Increase)/decrease in prepaid expenses and other current assets	(1,299)	2,997	(1,068)
Increase/(decrease) in accounts payable	(115)	4,110	(2,801)
Increase/(decrease) in income taxes payable	815	12,701	(3,955)
Increase/(decrease) in accrued payroll and employee benefits	1,474	8,804	(5,606)
Increase/(decrease) in accrued rebates	(397)	4,246	205
Increase/(decrease) in restructuring reserve	(775)	(2,644)	1,355
Increase/(decrease) in accrued interest	(281)	(704)	2,619
Increase in other current liabilities	1,374	1,226	1,393
Net change in other assets and liabilities	(194)	(9,114)	(3,487)

Net cash provided by operating activities	77,564	87,165	54,677
Cash flows from investing activities:
Capital expenditures	(14,037)	(9,153)	(15,694)
Proceeds from sales of property, plant and equipment	333	5,359	1,227
Net payments for business acquired	(6,702)	(16,237)	(8,315)
Payments for intangibles	(960)	(1,418)	(5,838)

Net cash used in investing activities	(21,366)	(21,449)	(28,620)

See accompanying notes to consolidated financial statements.

	2004	2003	2002
	(in thousands)
Cash flows from financing activities:
Proceeds from credit facility	$135,000	$163,000	$453,500
Principal payments on credit facility	(185,715)	(226,361)	(611,823)
Proceeds from long-term debt	2,614	4,063	1,855
Principal payments on long-term debt	(9,366)	(4,477)	(677)
Payment of deferred financing fees	—	(473)	(11,993)
Proceeds from sale of senior subordinated notes	—	—	150,000
Payments of prepayment penalty and terminated interest rate swap related to refinancing	—	—	(5,305)
Payment of terminated cross currency debt swap	—	—	(1,497)
Proceeds from exercise of stock options	12,972	4,004	1,203
Proceeds from employee stock purchase plan	1,172	—	—

Net cash used in financing activities	(43,323)	(60,244)	(24,737)
Effect of exchange rate changes on cash and cash equivalents	4,859	4,744	3,013

Net increase in cash and cash equivalents	17,734	10,216	4,333
Cash and cash equivalents at beginning of year	22,868	12,652	8,319

Cash and cash equivalents at end of year	$40,602	$22,868	$12,652

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$19,975	$23,235	$24,274

Cash paid during the year for income taxes	$23,061	$12,999	$25,905

Supplemental disclosures of non-cash investing and financing activities:
Non-cash charge for the de-designation of interest rate swaps	$—	$—	$3,223

Non-cash charge for the write-off of deferred financing fees	$—	$—	$4,471

See accompanying notes to consolidated financial statements.

S YBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2004, 2003 and 2002

(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

The subsidiaries of Sybron Dental Specialties, Inc. (“SDS” or “the Company”) are leading manufacturers of value-added products for the professional dental, including infection prevention, and orthodontic markets in the United States and abroad (see Note 17).

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements reflect the operations of SDS and its wholly-owned subsidiaries. The term “Apogent” as used herein refers to Apogent Technologies, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal years ended September 30, 2004, 2003 and 2002 are hereinafter referred to as “2004”, “2003”, and “2002”, respectively.

(b) Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less.

(c) Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If the Company’s review indicates a reduction in utility below carrying value, the Company reduces its inventory to a new cost basis.

(d) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of depreciable assets (5 to 40 years for land improvements, buildings and building improvements, and 3 to 20 years for machinery and equipment) using the straight-line method. The Company assesses the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

(e) Goodwill and Intangible Assets

Beginning in fiscal 2003 with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but tested for impairment at least annually. Before fiscal 2003, goodwill was amortized over 5 to 40 years.

Intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

(f) Revenue Recognition

The Company recognizes revenue upon shipment of products when risks and rewards of ownership pass, persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, and

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collectibility of the sales price is reasonably assured. Sales incentives are offered to our customers based on sales volume requirements. These incentives are recorded initially based on estimates by the Company and accounted for as a reduction of sales.

(g) Shipping and Handling Costs

The shipping and handling costs included in selling, general and administrative expense for the years ended September 30, 2004, 2003 and 2002 are approximately $13,565, $12,060 and $10,804, respectively.

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

(i) Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses in the period they are incurred. Research and development costs for 2004, 2003 and 2002 were approximately $11,480, $10,218 and $10,399, respectively.

(j) Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in selling, general and administrative expenses. Foreign currency transaction gains for 2004 and 2003 were approximately $1,444 and $561, respectively, while the foreign currency transaction loss for 2002 was approximately $123.

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(l) Deferred Financing Fees

Deferred financing fees are capitalized in other assets in the accompanying consolidated balance sheets and amortized as a separate component of other income (expense) over the life of the related debt agreements.

(m) Advertising Costs

Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $4,734, $4,211 and $5,062 in 2004, 2003 and 2002, respectively.

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

(o) Derivative Financial Instruments

The Company uses derivative financial instruments to manage its foreign currency, interest rate exposures, and certain net investments. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counter parties with high credit ratings. Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they occur or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the fair value of the derivative are highly correlated with changes in the fair value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract. The fair value of interest rate swaps that are terminated or required to be de-designated due to an event that negates the probability of the hedged forecasted transaction from taking place (as may be required by a refinancing), is removed from the unrealized loss or gain on derivative instruments recorded in accumulated other comprehensive income and the fair value is reclassified into earnings immediately. For cross currency debt swaps, the fair value remains in currency translation adjustment, a component of accumulated other comprehensive income (loss), until sale or upon complete or substantially complete liquidation of the Company’s net investment.

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

(q) Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of translation adjustments, minimum pension liability adjustments, and unrealized gains (losses) on derivative instruments and are included on the accompanying consolidated statements of stockholders’ equity and comprehensive income, net of tax.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Stock-Based Compensation

The Company applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to follow the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended. Consequently, compensation related to stock options reflects the difference between the grant price and the fair value of the underlying common shares at the grant date. The Company issues stock options to employees with a grant price equal to the market value of common stock on the grant date.

If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below:

	2004	2003	2002
Net income — as reported	$62,112	$57,452	$31,599
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,758	2,769	2,704

Pro forma net income	$58,354	$54,683	$28,895

Earnings per share:
Basic — as reported	$1.61	$1.51	$0.83

Basic — pro forma	$1.54	$1.44	$0.76

Diluted — as reported	$1.54	$1.46	$0.81

Diluted — pro forma	$1.45	$1.39	$0.74

The pro forma net income may not be representative of future disclosures since additional options may be granted in varying quantities in future years.

Pro forma information regarding net income and earnings per common share has been estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2004	2003	2002	2004
Expected life (years)	4.0	4.0	4.0	0.5
Expected volatility	30.37%	30.74%	30.25%	28.51%
Risk free interest rate	2.66%	2.54%	3.99%	1.33%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$8.11	$5.43	$5.92	$5.75

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(s) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2004	2003	2002
Numerator for basic and diluted earnings per common share	$62,112	$57,452	$31,599

Denominator:
Weighted average common shares outstanding — basic	38,637	38,106	37,941

Effect of dilutive securities:
Employee stock options	1,616	1,222	1,208

Denominator for diluted earnings per common share	40,253	39,328	39,149

Basic earnings per common share	$1.61	$1.51	$0.83

Diluted earnings per common share	$1.54	$1.46	$0.81

As of September 30, 2004, 2003 and 2002 there were approximately 60,000, 787,869 and 7,477 shares of common stock issuable upon the exercise of stock options, respectively, not included in the above denominator as their effect is antidilutive.

(t) Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Business and Credit Concentrations

Certain of the Company’s Professional Dental products are sold through major distributors selling into primarily the dental segment. No single customer accounted for more than 10% of the Company’s consolidated net sales in 2004 or 2002, however, in 2003 one customer did account for sales in excess of 10% of the Company’s consolidated net sales. Accounts receivable from each of these distributors was less than 10% of the outstanding consolidated accounts receivable balances at September 30, 2004 and 2003.

(3) Inventories

Inventories at September 30, 2004 and 2003 consist of the following:

	2004	2003
Raw materials and supplies	$25,110	$21,851
Work in process	22,015	19,211
Finished goods	51,825	47,544
Inventory reserves	(5,261)	(4,367)

	$93,689	$84,239

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2004, 2003 and 2002 is allocated as follows:

	Current	Deferred	Total
Year ended September 30, 2004:
U.S., state and local	$21,648	$(248)	$21,400
Foreign	8,812	381	9,193

	$30,460	$133	$30,593

Year ended September 30, 2003:
U.S., state and local	$14,430	$7,079	$21,509
Foreign	10,679	(65)	10,614

	$25,109	$7,014	$32,123

Year ended September 30, 2002:
U.S., state and local	$10,290	$(684)	$9,606
Foreign	11,143	(55)	11,088

	$21,433	$(739)	$20,694

The domestic and foreign components of income before income taxes are as follows:

	2004	2003	2002
United States	$52,194	$55,116	$18,764
Foreign	40,511	34,459	33,529

Income before income taxes	$92,705	$89,575	$52,293

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before income taxes in 2004, 2003 and 2002 as a result of the following:

	2004	2003	2002
Computed “expected” tax expense	$32,447	$31,351	$18,303
Increase (reduction) in income taxes resulting from:
Change in beginning of year valuation allowance for deferred tax assets allocated to income tax expense	(7)	(41)	(323)
Amortization of goodwill	—	—	1,624
State and local income taxes, net of Federal income tax benefit	1,916	1,995	815
Foreign income taxed at rates lower than U.S. Federal income	(4,986)	(1,447)	(324)
Foreign tax credits utilized in excess of U.S. tax on foreign earnings	1,521	1,018	468
Net foreign sales corporation benefit	(2,349)	(1,965)	(1,900)
Other, net	2,051	1,212	2,031

	$30,593	$32,123	$20,694

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred income tax expense (benefit) for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Deferred tax (benefit)/expense (exclusive of the effects of other components listed below)	$140	$7,055	$(416)
Increase/(decrease) in the valuation allowance for deferred tax assets	(7)	(41)	(323)

	$133	$7,014	$(739)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below.

	2004	2003
Deferred tax assets:
Inventories	$1,601	$1,609
Compensation	1,578	1,822
Sale/Leaseback	2,930	2,967
Employee benefits	2,332	2,007
Net operating loss carry forwards	604	611
Other accruals	7,498	6,887

Total gross deferred tax assets	16,543	15,903
Less valuation allowance	(604)	(611)

Net deferred tax assets	15,939	15,292

Deferred tax liabilities:
Depreciation	(2,918)	(3,082)
Purchase accounting	(15,443)	(13,318)
Other	(6,551)	(7,744)

Total gross deferred tax liabilities	(24,912)	(24,144)

Net deferred tax liabilities	$(8,973)	$(8,852)

The change in the net deferred tax liabilities contains $182 of deferred tax assets and $170 of deferred tax liabilities related to the fair values of the Company’s derivative financial instruments and pensions, respectively. The net change in the total valuation allowance for the years ended September 30, 2004 and 2003 was a decrease of $7 and $41, respectively. The valuation allowance for deferred tax assets as of the beginning of fiscal 2004 was $611. The valuation allowance relates primarily to net operating loss carry forwards in certain foreign jurisdictions, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2004, the Company has an aggregate of $1,725 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2005 and 2014.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated earnings of foreign subsidiaries at September 30, 2004, 2003 and 2002 of approximately $105,000, $71,000, and $51,000 respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

President Bush recently signed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act contains a number of provisions that might affect the Company’s future effective tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. The Company is currently evaluating the amount of such eligible dividends that its non-U.S. subsidiaries will remit, as well as the effects the Jobs Creation Act will have on its effective tax rate and deferred tax assets and liabilities.

(5) Property, Plant and Equipment

Major classifications of property, plant and equipment at September 30, 2004 and 2003 are as follows:

	2004	2003
Land and land improvements	$7,362	$7,151
Buildings and building improvements	42,518	41,524
Machinery and equipment	126,755	117,996
Construction in progress	8,420	6,352

	185,055	173,023
Less: Accumulated depreciation and amortization	(101,934)	(92,273)

	$83,121	$80,750

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

Intangible Assets

The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company did not record any impairment charge upon the adoption of SFAS No. 142.

Goodwill

In connection with the SFAS No. 142 transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, October 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2003 and 2002. The Company then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The Company has determined that no goodwill impairment existed as of September 30, 2004 and 2003.

The Company recorded amortization expense of goodwill and certain other intangible assets in the amount of $8,859 for the fiscal year ended September 30, 2002. No amortization expense was recorded for goodwill or those certain other intangible assets deemed to have indefinite lives for the subsequent fiscal years because those items are no longer being amortized under the provisions of SFAS No. 142.

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in fiscal 2002:

For the Year Ended September 30, 2002
Reported net income	$31,599
Add back: goodwill and certain other intangibles amortization, net of taxes	5,404

Adjusted net income	$37,003

Reported basic earnings per share	$0.83
Add back: goodwill and certain other intangibles amortization, net of taxes	0.14

Adjusted basic earnings per share	$0.97

Reported diluted earnings per share	$0.81
Add back: goodwill and certain other intangibles amortization, net of taxes	0.14

Adjusted diluted earnings per share	$0.95

The following table details the balances of the goodwill assets by reporting segment as of September 30:

	2004	2003
Professional Dental	$189,886	$180,362
Specialty Products	78,882	78,228

Total	$268,768	$258,590

The increase in goodwill in fiscal 2004 from the prior fiscal year is due to acquisition goodwill of $6,299, a favorable foreign currency fluctuation of $3,769 and other of $110. The increase in goodwill from $241,405 in fiscal 2002 to $258,590 in fiscal 2003 is due to acquisition goodwill of $10,251, a favorable foreign currency fluctuation of $6,407 and other of $527.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the balances of the amortizable intangible assets as of September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$16,283	$10,084		$6,199
Other	14,791	14,623		168

Total	$31,074	$24,707		6,367

Intangibles Assets Not Subject To Amortization:
Trademarks				9,811

Total Intangible Assets			$16,178

The following table details the balances of the amortizable intangible assets as of September 30, 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$15,430	$9,142	$6,288
Other	15,272	14,815	457

Total	$30,702	$23,957	6,745

Intangibles Assets Not Subject To Amortization:
Trademarks			9,710

Total Intangible Assets			$16,455

The following table represents the estimated amortization (calculated as of September 30, 2004) for each of the years indicated:

	2005	2006	2007	2008	2009
Amortization of intangible assets	$1,033	$873	$843	$813	$773

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the other Domestic Borrowers and each of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the Credit Facility is secured by a pledge of 65% of the capital stock of each of the Company’s first-tier material foreign subsidiaries. The Euro Tranche is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of the Company’s Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of the Company’s other indirect foreign subsidiaries.

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

The Term Loan B amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. As a result of the upgrade in the Company’s credit rating by Standard & Poor’s and Moody’s Investors Service, the Company amended its credit facility effective July 14, 2004, and received a 50 basis point reduction in the margin on its Term B Loan. The Term Loan B now bears interest, at the Company’s option, at either (a) the LIBOR rate, plus between 175 and 225 basis points, or (b) the Base rate, plus between 75 and 125 basis points, in each case as determined according to the rating of the Credit Facility by Standard and Poor’s and Moody’s. The per annum interest rate ending September 30, 2004 was LIBOR, plus 175 basis points. As of September 30, 2004, the amount outstanding on the Term Loan B was $62,511. The average interest rate at September 30, 2004 on the Term Loan B was 4.79% after giving effect to the interest rate swap agreements the Company had in effect as of that date.

The Revolver bears interest, at the Company’s option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) the Base rate, plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum interest rate as of September 30, 2004 was LIBOR, plus 200 basis points. The annual commitment fee on the unused portion of the Revolver will vary between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2004 there was no outstanding balance on the Revolver and the amount available was $115,822. The Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2004, letters of credit totaling $4,178 were issued.

The Euro Tranche bears interest, at the Company’s option, at Euro-LIBOR or at Base rates with margins identical to those of the Revolver. The annual commitment fee on the unused portion of the Euro Tranche varies between 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2004, there was no outstanding balance under the Euro Tranche and the amount available was $30,000.

The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the notes, (vii) the expenditure of more than $100,000 to repurchase or redeem stock from or to pay cash dividends to the Company’s stockholders, and (viii) loans and investments. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was in compliance with all such covenants at September 30, 2004.

Long-term borrowings at September 30, 2004 and 2003 consists of the following:

	2004	2003
Term Loan Facility	$62,511	$113,226
Senior Subordinated Notes	150,000	150,000
Sale/Leaseback obligation	7,726	7,807
Capital leases and other (see note 8)	234	6,689

	220,471	277,722
Less: current portion of long-term debt	(882)	(3,714)

	$219,589	$274,008

Sale/Leaseback: In 1988, the Company completed the sale and leaseback (the “Sale/Leaseback”) of its then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

The initial term of each lease is 25 years with five five-year renewal options and provides the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. In January 1, 2004, the annual rent payments increased from $1,463 to $1,770. The next adjustment will occur January 1, 2009.

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

Maturities of long-term borrowings reflect the Credit Facility, Senior Subordinated Notes, Sale/ Leaseback, and other long-term debt as of September 30, 2004 as follows:

Fiscal
2005	$882
2006	841
2007	801
2008	8,181
2009	30,561
Thereafter	179,205

$220,471

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Lease Commitments

As of September 30, 2004, minimum rentals, excluding rent payments under the Sale/Leaseback described in Note 7, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

Fiscal	Capital	Operating
2005	$127	$4,813
2006	49	3,394
2007	—	3,059
2008	—	2,268
2009	—	1,972
Thereafter	—	12,717

	$176	$28,223

Less amounts representing interest	12

Present value of net minimum lease payments	164
Less current portion	118

Long-term obligations under capital leases	$46

Amortization of assets held under capital leases is included with depreciation expense.

Rental expense under operating leases was $7,151, $6,930 and $5,754 in 2004, 2003 and 2002, respectively.

(9) Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

Long-Term Borrowings

Credit Facility: The fair value of the Credit Facility as of September 30, 2004 approximates the carrying amount, as the interest rates are variable and approximate rates that the Company could obtain under similar terms at the balance sheet date. The fair value of the Company’s Senior Subordinated Notes is based on quoted market prices and was approximately $162,750 at September 30, 2004.

Derivatives: The Company had interest rate swaps, cross currency debt swaps and foreign exchange zero cost collars in place at September 30, 2004 (see Note 10). The fair values of these instruments were provided by third party broker/bankers.

	September 30, 2004		September 30, 2003
	Reported Amount	Estimated Fair Value	Reported Amount	Estimated Fair Value
Long-term borrowings (including current portion)	$220,471	$233,221	$277,722	$288,597
Derivatives instruments	12,954	12,954	12,989	12,989

Total fair value	$233,425	$246,175	$290,711	$301,586

The estimated fair values of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

(10) Derivatives

Foreign Exchange Currency Risk Management

SDS operates internationally; therefore, its earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, Mexican peso, Canadian dollar, Czech koruna and the Australian dollar.

For fiscal year 2005, the Company’s projected total foreign currency exposure is approximately 80,762 euros, 786,683 Japanese yen, 7,728 Canadian dollars, 17,491 Australian dollars, 11,596 Mexican pesos, 60,761 Czech koruna, and 18,058 Swiss francs. The Company has put in place a strategy to manage its euro, Japanese yen, and Australian dollar cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Australian dollar, Mexican peso, Czech koruna and Swiss franc at September 30, 2004.

In December 2003, as well as in January, May, and June 2004, the Company entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 39,000 euros, 720,000 Japanese yen, and 7,200 Australian dollars for fiscal year 2005.

For fiscal year 2004, an unrealized loss of $329 (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income (loss). In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of September 30, 2004 are as follows:

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

In January, March, April, and May 2003, the Company entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 42,000 euros and 720,000 Japanese yen for fiscal year 2004. Both the euro zero cost collar contracts and the yen zero cost collar contracts for fiscal year 2004 matured on September 30, 2004.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ending September 30, 2005, approximately $531 of loss in accumulated other comprehensive income (loss) related to the zero cost collars are expected to be reclassified into foreign exchange loss/gain as a yield adjustment of the hedged foreign currency representing the fair value of the zero cost collars.

In June 2002, the Company entered into four cross currency debt swap transactions to hedge the Company’s net investment in Hawe Neos and one cross currency debt swap transaction to hedge the Company’s net investment in SDS Japan. The agreements are contracts to exchange U.S. dollar principal aggregating a total amount of $45,000 in exchange for a Swiss franc principal aggregating a total amount of 67,500 CHF and U.S. dollar principal amount of $4,000 in exchange for 486,000 Japanese yen. Both the Swiss franc contracts and the Japanese yen contract mature on June 15, 2007. The fixed interest rate to be paid to the Company on the U.S. dollar leg of the agreements is a rate equal to the Senior Subordinated Notes rate of 8 1/8% while the fixed interest rate to be paid by the Company on the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

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

For fiscal 2004, an unrealized loss of $6,737 (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income (loss).

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below provides information about the Company’s debt obligations that are sensitive to changes in interest rates as of September 30, 2004. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Fiscal Years Ending September 30
Liabilities	2005	2006	2007	2008	2009	Thereafter	Fair Value
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$162,750
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$882	$841	$801	$8,181	$30,561	$29,205	$70,471
Average Interest Rate	4.760%	5.540%	6.045%	6.465%	6.845%	7.180%

For fiscal year ended 2004, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligations was $1,695. Below is a table listing the interest expense exposure detail, including the notional amount as of September 30, 2004:

Loan	Notional Amount	Trade	Effective	Maturity	Fiscal 2004 Cost
Kerr B	11,767	1/2/2001	03/30/01	3/31/2005	606
Ormco B	25,345	1/2/2001	03/30/01	6/30/2006	1,089

Total	$37,112				$1,695

For fiscal year ended 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligations was $1,220. Below is a table listing the interest expense exposure detail, including the notional amount as of September 30, 2003:

Loan	Notional Amount	Trade	Effective	Maturity	Fiscal 2003 Cost
Revolver (assigned)	$—	01/24/2001	02/16/01	02/16/2005	$24
Kerr B	19,914	01/02/2001	03/30/01	03/31/2005	504
Ormco B	25,345	01/02/2001	03/30/01	06/30/2006	692

Total	$45,259				$1,220

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended September 30, 2004, an approximate $965 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). The fair values of the interest rate swap agreements as of September 30, 2004 are as follows:

Loan	Notional Amount	Trade	Effective	Maturity	Fair Value (pre-tax)
Kerr B	$11,767	01/02/2001	03/30/01	03/31/2005	$332.0
Ormco B	25,345	01/02/2001	03/30/01	06/30/2006	1,224.0

Total	$37,112				$1,556.0

During the year ended September 30, 2003, an approximate $2,116 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). The fair values of the interest rate swap agreements as of September 30, 2003 are as follows:

Loan	Notional Amount	Trade	Effective	Maturity	Fair Value (pre-tax)
Kerr B	$19,914	01/02/2001	03/30/01	03/31/2005	$963.6
Ormco B	25,345	01/02/2001	03/30/01	06/30/2006	2,343.1

Total	$45,259				$3,306.7

During the year ended September 30, 2002, an approximate $2,499 loss (net of income tax) was recorded in accumulated other comprehensive income (loss). Fair value of the interest rate swap agreements as of September 30, 2002 are as follows:

Loan	Notional Amount	Trade	Effective	Maturity	Fair Value (pre-tax)
SDM Revolver	$10,000	01/24/2001	02/16/01	02/15/2005	$861.0
Kerr B	26,853	01/02/2001	03/30/01	03/31/2005	1,636.8
Ormco B	26,853	01/02/2001	03/30/01	03/31/2005	1,598.2

Total	$63,706				$4,096.0

(11) Employee Benefit Plans

Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. The Company’s funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain US employees, which are funded as costs are incurred. Eligible salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits only if they reach retirement age while working for SDS. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company’s contributions were frozen at the levels equal to the Corporation’s contributions on December 31, 1988, except where collective bargaining agreements and voluntary early retirement separation agreements prohibited such a freeze.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used in determining the funded status of the Company’s defined benefit pension plans:

	2004	2003
Discount rate	6.25%	6.0%
Rate of increase in compensation levels	4.0%	4.0%
Expected long-term rate of return on assets	8.75%	8.75%

For U.S. pension plans, the overall expected return on assets assumption was based on an asset mix of 70% equity and 30% fixed income. Equity returns were based on capitalization weighted Center for Research in Security Prices (“CRSP”) 1-10 Index from 1926 to 1972 and the Wilshire 5000 Index from 1971 to 2003. Fixed income returns were based on the 5 year Treasury Note from 1926 to 1972 and the Lehman Brothers Intermediate Bond Index from 1973 to 2003. The expected nominal return on this basis is 9.4%. For the Canadian pension plan, the overall expected return on assets assumption was based on an asset mix of 70% equity and 30% fixed income. Equity and fixed income returns were based on Canadian investment manager surveys for the mid to long-term horizon. The expected nominal return on this basis is 8.78%.

The following assumptions were used in determining the accumulated postretirement benefit obligation of the Company’s postretirement healthcare plans.

	2004	2003
Discount rate	6.25%	6.0%
Annual increase in medical costs	6.5%	5.5%

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligations:
Obligations at beginning of year	$54,075	$40,535	$13,896	$9,644
Service cost	3,936	3,143	476	291
Interest cost	3,272	2,905	789	684
Actuarial loss	1,148	7,310	2,217	4,031
Benefit payments	(1,063)	(1,015)	(861)	(754)
Foreign exchange rates	622	1,197	—	—

Obligations at end of year	61,990	54,075	$16,517	$13,896
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	43,701	28,045	$—	$—
Actual return on plan assets	7,310	1,171	—	—
Employer contributions	444	14,625	—	754
Benefit payments	(1,063)	(1,015)	—	(754)
Foreign exchange rates	398	875	—	—

Fair value of plan assets at end of year	50,790	43,701	$—	$—
Funded status:
Funded status at end of year	(11,200)	(10,374)	$(16,517)	$(13,896)
Unrecognized prior service cost	499	609	—	—
Unrecognized loss	20,116	23,380	10,380	8,615
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987 acquisition of Sybron International	974	1,030	—	—

Net amount recognized at end of year	$10,389	$14,645	$(6,137)	$(5,281)

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$9,034	$12,911	$—	$—
Accrued benefit liability	(2,543)	(2,313)	(6,137)	(5,281)
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987 acquisition of Sybron International	974	1,030	—	—
Other	2,924	3,017	—	—

Net amount recognized in other non-current assets or (liabilities) at September 30	$10,389	$14,645	$(6,137)	$(5,281)

The following table provides disclosure of the net periodic benefit cost:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$3,936	$3,143	$2,407	$477	$291	$172
Interest cost	3,272	2,905	2,671	789	684	474
Expected return on plan assets	(3,787)	(3,072)	(2,724)	—	—	—
Amortization of transition asset	—	—	(56)	—	—	—
Amortization of prior service cost	96	99	92	—	—	—
Amortization of net loss	1,206	692	452	450	260	76

Net periodic benefit cost	$4,723	$3,767	$2,842	$1,716	$1,235	$722

At September 30, 2004 and 2003, all plans had projected benefit obligations in excess of fair value of the plan assets. At September 30, 2004 and 2003, the Company’s U.S. pension plans, except the Supplemental Executive Retirement Program, had pension assets in excess of their accumulated benefit obligations. All plans are funded above required funding levels.

An increase of one percentage point in the per capita cost of health care costs associated with the plans for which the Company’s contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2004 by approximately $2,394 and $312, respectively. Similarly, a decrease of one percentage point in the per capita cost of health care costs would decrease the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2004 by approximately $1,899 and $188, respectively.

Plan Assets

The Sybron Dental Specialties pension plans’ asset allocation by asset category is as follows:

	U.S. Pension Plans		Canadian Pension Plan
	September 30,		September 30,
	2004	2003	2004	2003
Asset Category
Equity	73%	69%	66%	63%
Fixed Income	24%	31%	31%	35%
Cash	3%	0%	2%	2%

Total	100%	100%	100%	100%

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The target asset allocation of the plan assets of the U.S. pension plans is:

Large Cap Domestic Equity	30% to 50%
Small/Mid Cap Domestic Equity	10% to 20%
International Equity	10% to 20%
Fixed Income	15% to 35%
Cash	0% to 10%

The target asset allocation of the plan assets of the Canadian pension plan is:

Canadian Equity	40% to 80%
Overseas Equity	0% to 30%
Fixed Income	20% to 60%
Cash	0% to 5%

Cash Flows

Contributions

The Company expects to contribute approximately $371 to its pension plans in fiscal 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
2005	$1,191
2006	1,354
2007	1,541
2008	1,791
2009	2,079
2010 to 2014	15,488

Savings Plans: Employees in the United States are eligible to participate in contributory savings plans maintained by the Company under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Company matching contributions under the plans, net of forfeitures, were approximately $1,589, $1,497 and $1,482 for 2004, 2003 and 2002, respectively.

(12) Restructuring and Merger and Integration Charges

In fiscal 2004, the Company implemented and completed a plan to close its facility in Tijuana, Mexico and as a result of this plan, recorded restructuring charges of $1,471 ($986 after tax) in the fiscal year ended 2004. The charges are recorded as a component of cost of goods sold and are comprised of severance and termination costs associated with the 246 employees whose employment the Company terminated as a result of the closure. Of the $1,471 in restructuring charges $258 remains in accrued liabilities until all severance is paid.

In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge is primarily comprised of severance and termination costs associated with the 71 employees whose employment the Company terminated as a result of the consolidation of several of its European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 restructuring charge, approximately $3,064 is related to

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash payments for severance and contractual obligations, $300 for the cash payment of tax liabilities included in income taxes payable while the balance of approximately $302 relates to non-cash charges. The Company completed the 2002 restructuring in fiscal 2004, and made an adjustment to restructuring charges of approximately $200, primarily for the over accruals for anticipated costs associated with severance and related costs. A balance of $300 remains in the Company’s accrued tax liability until it is remitted.

The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

	Severance	Lease Payments	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	300	—	33	903
Fiscal 2004 Cash Payments	404	16	—	—	—	—	—	420
Fiscal 2004 Adjustments	112	38	—	—	—	—	33	183

September 30, 2004 Balance	$—	$—	$—	$—	$300	$—	$—	$300

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment the Company terminated as a result of the 2002 European restructuring plan.

(b)	Amount represents lease payments on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	Amount represents $300 for tax liabilities included in income taxes payable.

(e)	Amount represents certain contractual obligations.

In June 1998, the Company recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2004 the Company made an adjustment to restructuring charges of approximately $200 to adjust the accrual primarily representing over accruals for anticipated costs associated with the restructuring activity. A tax liability of approximately $700 remains in the Company’s accrued tax liability until it is remitted.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

	Severance	Lease Payments	Shut- Down Costs	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(b)	(c)	(c)	(d)	(e)

1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and September 30, 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Charges	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Charges	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Adjustments	—	—	—	—	—	—	—	183	183

September 30, 2004 Balance	$—	$—	$—	$—	$—	$700	$—	$—	$700

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.

(b)	Amount represents lease payments and shutdown costs on exited facilities.

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.

(d)	The charge of $700 represents a statutory tax relating to assets transferred from an exited sales facility in Switzerland.

(e)	Amount represents certain contractual obligations.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Stock-Based Compensation

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At September 30, 2004, 521,318 shares of common stock were reserved for future stock option grants under the above plans.

The following is a summary of the stock option activity since September 30, 2001:

	Number of Options	Weighted Average Exercise Price
Options outstanding at September 30, 2001	5,195,927	$14.28
Granted	329,903	19.10
Exercised	(97,671)	(12.57)
Canceled	(40,475)	(16.00)

Options outstanding at September 30, 2002	5,387,684	14.60
Granted	968,583	18.97
Exercised	(303,669)	(13.36)
Canceled	(300,700)	(15.94)

Options outstanding at September 30, 2003	5,751,898	15.33
Granted	60,000	28.93
Exercised	(1,006,885)	(13.29)
Canceled	(71,215)	(17.08)

Options outstanding at September 30, 2004	4,733,798	$15.91

Options exercisable at September 30, 2004	3,373,547	$15.24

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Outstanding at September 30, 2004	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable at September 30, 2004	Weighted- average exercise price
$ 2.89 to $ 5.78	13,277	0.3	$4.73	13,277	$4.73
$ 5.79 to $ 8.67	81,654	1.6	7.25	81,654	7.25
$ 8.68 to $11.57	47,513	2.3	8.69	47,513	8.69
$11.58 to $14.46	1,074,493	3.8	13.79	1,074,493	13.79
$14.47 to $17.35	2,738,206	6.5	15.36	1,814,006	15.41
$17.36 to $20.25	290,973	7.0	18.96	178,491	18.95
$23.14 to $26.03	427,682	8.7	23.64	104,113	23.65
$26.04 to $28.93	60,000	9.4	28.93	60,000	28.93

	4,733,798	6.0	15.91	3,373,547	$15.24

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Employee Stock Purchase Plan (“ESPP”) was approved by stockholders at the 2003 Annual Meeting of Stockholders. Under the terms of the ESPP, 446,894 shares of common stock have been reserved and are available for issuance as of September 30, 2004 to employees of the Company, nearly all of whom are eligible to participate. Under the terms of the plan, employees can choose each year to have one to ten percent of their base pay withheld, not to exceed amounts allowed by the Internal Revenue Code, to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of its price at the beginning or end of each six month offering period. During fiscal 2004, 53,106 shares of common stock were purchased at an average price of $22.05 per share. As the initial offering period of the ESPP ended on December 31, 2003, no shares of common stock were purchased under the ESPP prior to fiscal 2004.

(14) Commitments and Contingent Liabilities

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

(15) Acquisitions

The Company has completed three acquisitions since the beginning of 2002. The Company is subject to future purchase price adjustments, based upon earnout provisions, under three of the purchase agreements. The earnout provisions are subject to the achievement of certain financial goals. The acquired companies are all engaged in businesses related to the Company (see Note 17 for a description of business segments).

2004

Acquisition

During fiscal 2004, the Company’s Professional Dental segment completed one acquisition for a business from Bioplant Products, Inc. that manufactures and sells products for use in bone regeneration following the extraction of a tooth. The Company acquired the business in order to expand its offering of restorative products. The Company paid approximately $6,702 for the purchase of the Bioplant Products, Inc. business. The preliminary allocation of the purchase price, based on the estimated fair values of acquired net assets, reflects acquired goodwill of approximately $6,299 with the remaining acquisition cost allocated to the acquired net assets. The results of this acquisition are included in the Company’s results of operations as of the date it was acquired.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003

Acquisition

During fiscal 2003, the Company completed one stock acquisition in the Professional Dental segment in August 2003. The Company acquired SpofaDental a.s. in order to expand its presence in key Central and Eastern European markets. The purchase price of the stock the Company paid for the acquisition of SpofaDental a.s., including acquisition related expenses, and net of cash acquired, was approximately $16,237. The allocation of the purchase price, based on the estimated fair values of acquired net assets and liabilities assumed, reflects acquired goodwill of approximately $10,251, with the remaining acquisition cost allocated to the acquired net assets. The results of this acquisition are included in the Company’s results of operations as of the date it was acquired.

The following unaudited pro forma financial information presents the consolidated results of the operations of the Company and the purchased businesses referred to above as if the 2004 and 2003 acquisitions had occurred as of the beginning of 2003 after giving effect to certain adjustments, including additional depreciation expense, increased interest expense on debt related to the acquisitions and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired companies constituted a single entity during such periods.

	Year Ended September 30, 2004	Year Ended September 30, 2003
Net sales	$576,148	$539,170
Net income	$62,854	$57,391
Earnings per share — basic	$1.63	$1.51
Earnings per share — diluted	$1.56	$1.46

(16) Stockholders’ Equity

Shareholder Rights Plan: On December 8, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company outstanding upon consummation of the spin-off from Apogent on December 11, 2000, or issued thereafter. Each Right initially will entitle stockholders to buy one one-hundredth of a share of a series of preferred stock for sixty-five dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company’s common stock. Thereafter, or if thereafter the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they become exercisable and will expire on December 11, 2010, unless earlier redeemed by the Company for $.01 each, or exchanged by the Company as provided in the Rights Agreement.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

	Years Ended September 30,
	2004			2003			2002
	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount
Foreign currency translation adjustments	$9,664	$2,398	$7,266	$23,720	$8,760	$14,960	$11,805	$4,663	$7,142
Unrealized gain (loss) on derivative instruments	3,376	838	2,538	(3,558)	(1,205)	(2,353)	7,086	3,715	3,371
Minimum pension liability adjustment	148	170	(22)	3,765	1,590	2,175	(7,812)	(3,046)	(4,766)

Other comprehensive income	$13,188	$3,406	$9,782	$23,927	$9,145	$14,782	$11,079	$5,332	$5,747

(17) Segment Information

The Company’s operating subsidiaries are engaged in the manufacture and sale of dental products in the United States and other countries. Dental products were categorized in the business segments of Professional Dental and Specialty Products. The Specialty Products segment was previously referred to as the Orthodontics segment. The name was changed to more accurately describe the products of this segment. The composition of the Specialty Products segment has not changed. A description of the business segments follows:

Products in the Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, and curing lights used in general dentistry, filling materials, waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories, disposable infection prevention products for dental equipment, high level disinfectants and sterilants, and enzymatic cleaners and instruments care solutions for medial and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

Products in the Specialty Products business segment include a broad range of orthodontic, endodontic and implant products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products.

The corporate office general and administrative expenses have been allocated to the segments on the basis of net sales.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on these business segments is summarized as follows:

	Professional Dental	Specialty Products	Eliminations	Total SDS
2004
Revenues:
External customer	$315,872	$258,104	$—	$573,976
Intersegment	3,195	4,467	(7,662)	—

Total revenues	$319,067	$262,571	$(7,662)	$573,976

Gross profit	172,234	144,080	—	316,314
Selling, general and administrative expenses	110,307	92,641	—	202,948
Operating income	61,927	51,439	—	113,366
Depreciation and amortization of other intangible assets	9,547	5,046	—	14,593
Interest expense	10,344	9,143	—	19,487

2003
Revenues:
External customer	$307,608	$218,783	$—	$526,391
Intersegment	4,726	8,371	(13,097)	—

Total revenues	$312,334	$227,154	$(13,097)	$526,391

Gross profit	168,705	122,084	—	290,789
Selling, general and administrative expenses	100,497	78,322	—	178,819
Operating income	68,208	43,762	—	111,970
Depreciation and amortization of other intangible assets	8,102	4,508	—	12,610
Interest expense	12,010	9,544	—	21,554

2002
Revenues:
External customer	$279,523	$177,143	$—	$456,666
Intersegment	1,331	8,797	(10,128)	—

Total revenues	$280,854	$185,940	$(10,128)	$456,666

Gross profit	157,932	97,891	—	255,823
Selling, general and administrative expenses	96,736	66,881	—	163,617
Operating income	61,196	31,010	—	92,206
Depreciation and amortization of goodwill and other intangible assets	14,278	6,584	—	20,862
Interest expense	13,342	12,473	—	25,815

In fiscal 2004 and fiscal 2002, no one distributor accounted for more than 10% of the Company’s consolidated net sales, selling primarily into the dental segment. In fiscal 2003, one customer accounted for more than 10% of consolidated net sales.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the segment assets and expenditures for property, plant and equipment as of September 30, 2004, 2003 and 2002:

	Professional Dental	Specialty Products	Total SDS
Segment assets:
September 30, 2004	$461,140	$185,418	$646,558
September 30, 2003	431,212	180,447	611,659
September 30, 2002	390,563	170,894	561,457

Expenditures for property, plant and equipment:
September 30, 2004	$8,265	$5,772	$14,037
September 30, 2003	4,906	4,247	9,153
September 30, 2002	9,901	5,793	15,694

The Company’s international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

	2004	2003	2002
Net Sales:
United States:
Customers	$310,480	$299,518	$268,027
Inter-geographic	28,473	30,891	27,137

	338,953	330,409	295,164

Europe:
Customers	158,917	132,923	106,029
Inter-geographic	58,948	61,135	42,985

	217,865	194,058	149,014

All other areas:
Customers	104,579	93,950	82,610
Inter-geographic	19,511	19,533	13,942

	124,090	113,483	96,552
Inter-geographic sales	(106,932)	(111,559)	(84,064)

Total net sales	$573,976	$526,391	$456,666

Net property, plant and equipment:
United States	$35,300	$34,228	$35,597
Europe	31,859	28,456	22,514
All other areas	15,962	18,066	17,391

Total net property, plant and equipment	$83,121	$80,750	$75,502

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2004
Net sales	$131,857	$150,921	$145,518	$145,680	$573,976

Gross profit	$71,958	$82,585	$81,869	$79,902	$316,314

Net income(a)	$11,949	$17,508	$16,530	$16,125	$62,112

Basic earnings per share	$0.31	$0.46	$0.43	$0.41	$1.61

Diluted earnings per share	$0.30	$0.44	$0.41	$0.40	$1.54

2003
Net sales	$120,149	$134,267	$134,232	$137,743	$526,391

Gross profit	$64,575	$74,350	$74,382	$77,482	$290,789

Net income(b)	$9,565	$15,607	$14,979	$17,301	$57,452

Basic earnings per share	$0.25	$0.41	$0.39	$0.45	$1.51

Diluted earnings per share	$0.25	$0.40	$0.38	$0.43	$1.46

2002
Net sales	$97,765	$124,694	$119,303	$114,904	$456,666

Gross profit	$54,693	$70,562	$67,326	$63,242	$255,823

Net income(c)	$7,503	$13,227	$3,931	$6,938	$31,599

Basic earnings per share	$0.20	$0.35	$0.10	$0.18	$0.83

Diluted earnings per share	$0.19	$0.34	$0.10	$0.18	$0.81

(a)	In the second quarter of fiscal 2004 the Company recorded expenses of $1,500 related to our facility rationalization in Mexico and $700 related to our facility rationalizations in Eastern Europe.

(b)	On October 1, 2002, the Company adopted the provisions of the Statement of Accounting Financial Standards No. 142, and accordingly, discontinued amortizing goodwill and certain other intangible assets in fiscal 2003. The Company’s fiscal 2003 results also include a $500 gain, net of tax, on the sale of the San Diego facility in the second quarter and a $900 tax benefit of a settlement in Canada in the fourth quarter.

(c)	Restructuring charges were recorded in the amount of $3,666 in the fourth quarter of 2002.

(19) Condensed Consolidating Financial Information

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

Prior to January 1, 2003, Sybron Dental Management was a guarantor subsidiary of the Company’s Senior Subordinated Notes. Effective January 1, 2003, Sybron Dental Management was merged into SDS. Prior period condensed consolidating financial information has been adjusted to reflect this merger.

Below are the unaudited condensed consolidating balance sheets as of September 30, 2004, and 2003, statements of operations for the years ended September 30, 2004, 2003 and 2002, and statements of cash flows

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the years ended September 30, 2004, 2003, and 2002, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

	As of September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and equivalents	$7,402	$(1,801)	$35,001	$—	$40,602
Account receivable, net	7	53,894	50,247	—	104,148
Inventories	—	62,240	31,449	—	93,689
Other current assets	7,458	3,131	5,679	—	16,268

Total current assets	14,867	117,464	122,376	—	254,707
Property, plant and equipment, net	8,564	26,736	47,821	—	83,121
Goodwill	—	199,275	69,493	—	268,768
Intangible assets, net	—	15,980	198	—	16,178
Investment in subsidiaries	741,104	—	—	(741,104)	—
Intercompany balances	—	184,917	75,343	(260,260)	—
Other assets	11,963	9,532	2,289	—	23,784

Total assets	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Account payable	$789	$10,738	$7,985	$—	$19,512
Current portion of long-term debt	109	770	3	—	882
Income taxes payable	11,108	(2,312)	8,423	(130)	17,089
Accrued expenses and other current liabilities	12,715	22,813	20,281	—	55,809

Total current liabilities	24,721	32,009	36,692	(130)	93,292
Long-term debt	10,045	59,544	—	—	69,589
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	11,171	—	1,095	—	12,266
Other liabilities	21,659	—	980	—	22,639
Intercompany balances	260,130	—	—	(260,130)	—

Total Liabilities	477,726	91,553	38,767	(260,260)	347,786
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	393	3,944	7,081	(11,025)	393
Additional paid-in capital	93,817	306,949	144,758	(451,707)	93,817
Retained earnings (accumulated deficit)	188,156	142,460	101,439	(243,899)	188,156
Accumulated other comprehensive income (loss)	16,406	8,998	25,475	(34,473)	16,406

Total stockholders’ equity (deficit)	298,772	462,351	278,753	(741,104)	298,772

Total liabilities and stockholders’ equity (deficit)	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:
Cash and equivalents	$3,817	$1,164	$17,887	$—	$22,868
Account receivable, net	108	55,242	48,215	—	103,565
Inventories	—	56,561	27,678	—	84,239
Other current assets	7,845	2,695	5,980	—	16,520

Total current assets	11,770	115,662	99,760	—	227,192
Property, plant and equipment, net	8,684	25,544	46,522	—	80,750
Goodwill	—	192,976	65,614	—	258,590
Intangible assets, net	—	16,277	178	—	16,455
Investment in subsidiaries	651,003	—	—	(651,003)	—
Intercompany balances	—	186,371	75,946	(262,317)	—
Other assets	15,395	10,897	2,380	—	28,672

Total assets	$686,852	$547,727	$290,400	$(913,320)	$611,659

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Account payable	$768	$13,665	$5,187	$—	$19,620
Current portion of long-term debt	—	1,285	2,429	—	3,714
Income taxes payable	10,929	(1,183)	6,735	(207)	16,274
Accrued expenses and other current liabilities	11,496	23,502	19,890	—	54,888

Total current liabilities	23,193	37,269	34,241	(207)	94,496
Long-term debt	10,000	109,871	4,137	—	124,008
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	13,036	—	712	—	13,748
Other liabilities	20,528	94	800	—	21,422
Intercompany balances	262,110	—	—	(262,110)	—

Total Liabilities	478,867	147,234	39,890	(262,317)	403,674
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	383	53	7,081	(7,134)	383
Additional paid-in capital	74,934	281,295	139,535	(420,830)	74,934
Retained earnings (accumulated deficit)	126,044	113,330	85,349	(198,679)	126,044
Accumulated other comprehensive income (loss)	6,624	5,815	18,545	(24,360)	6,624

Total stockholders’ equity (deficit)	207,985	400,493	250,510	(651,003)	207,985

Total liabilities and stockholders’ equity (deficit)	$686,852	$547,727	$290,400	$(913,320)	$611,659

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

	For The Year Ended September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$318,618	$263,020	$(7,662)	$573,976
Cost of sales	1,075	111,023	153,226	(7,662)	257,662

Gross profit	(1,075)	207,595	109,794	—	316,314
Selling, general and administrative expenses	26,183	107,652	69,113	—	202,948

Operating income (loss)	(27,258)	99,943	40,681	—	113,366
Other income (expense):
Interest expense	(13,548)	(5,759)	(180)	—	(19,487)
Amortization of deferred financing fees	—	(1,625)	—	—	(1,625)
Income from equity method investments	62,112	—	—	(62,112)	—
Other, net	40,806	(36,334)	(4,021)	—	451

Income before income taxes	62,112	56,225	36,480	(62,112)	92,705
Income taxes	—	20,516	10,077	—	30,593

Net income	$62,112	$35,709	$26,403	$(62,112)	$62,112

	For The Year Ended September 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$312,065	$227,423	$(13,097)	$526,391
Cost of sales	1,024	111,937	135,738	(13,097)	235,602

Gross profit	(1,024)	200,128	91,685	—	290,789
Selling, general and administrative expenses	21,615	100,500	56,704	—	178,819

Operating income (loss)	(22,639)	99,628	34,981	—	111,970
Other income (expense):
Interest expense	(13,992)	(7,233)	(329)	—	(21,554)
Amortization of deferred financing fees	—	(1,645)	—	—	(1,645)
Income from equity method investments	57,452	—	—	(57,452)	—
Other, net	36,631	(32,015)	(3,812)	—	804

Income before income taxes	57,452	58,735	30,840	(57,452)	89,575
Income taxes	—	22,660	9,463	—	32,123

Net income	$57,452	$36,075	$21,377	$(57,452)	$57,452

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Year Ended September 30, 2002
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$277,259	$189,535	$(10,128)	$456,666
Cost of sales	879	99,926	110,058	(10,020)	200,843

Gross profit	(879)	177,333	79,477	(108)	255,823
Selling, general and administrative expenses	16,197	102,085	45,443	(108)	163,617

Operating income (loss)	(17,076)	75,248	34,034	—	92,206
Other income (expense):
Interest expense	(8,754)	(16,694)	(367)	—	(25,815)
Amortization of deferred financing fees	—	(1,070)	—	—	(1,070)
Income from equity method investments	26,913	—	—	(26,913)	—
Other, net	30,516	(31,728)	(11,816)	—	(13,028)

Income before income taxes	31,599	25,756	21,851	(26,913)	52,293
Income taxes	—	10,329	10,365	—	20,694

Net income	$31,599	$15,427	$11,486	$(26,913)	$31,599

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(6,625)	$56,751	$27,438	$—	$77,564
Cash flow from investing activities:
Capital expenditures	(1,931)	(6,562)	(5,544)	—	(14,037)
Proceeds from sales of property, plant, and equipment	—	59	274	—	333
Net payments for business acquired	—	(6,702)	—	—	(6,702)
Payments for intangibles	—	(936)	(24)	—	(960)

Net cash used in investing activities	(1,931)	(14,141)	(5,294)	—	(21,366)
Cash flows from financing activities:
Proceeds from credit facility	100,000	35,000	—	—	135,000
Principal payments on credit facility	(100,000)	(85,715)	—	—	(185,715)
Proceed from long-term debt	163	511	1,940	—	2,614
Principal payments on long-term debt	(9)	(669)	(8,688)	—	(9,366)
Cash received from exercise of stock options	12,972	—	—	—	12,972
Cash received from employee stock purchase plan	1,172	—	—	—	1,172

Net cash provided by (used in) financing activities	14,298	(50,873)	(6,748)	—	(43,323)
Effect of exchange rate changes on cash and cash equivalents	587	3,183	1,089	—	4,859
Net change in intercompany balances	(2,744)	2,115	629	—	—

Net increase (decrease) in cash and cash equivalents	3,585	(2,965)	17,114	—	17,734
Cash and cash equivalents at beginning of year	3,817	1,164	17,887	—	22,868

Cash and cash equivalents at end of year	$7,402	$(1,801)	$35,001	$—	$40,602

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$13,543	$6,223	$209	$—	$19,975

Cash paid during the year for income taxes	$14,726	$—	$8,335	$—	$23,061

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$44,804	$36,698	$5,550	$113	$87,165
Cash flow from investing activities:
Capital expenditures	(1,008)	(4,501)	(3,644)	—	(9,153)
Proceeds from sales of property, plant, and equipment	—	5,261	98	—	5,359
Net payments for business acquired	—	—	(16,237)	—	(16,237)
Payments for intangibles	—	(1,192)	(226)	—	(1,418)

Net cash used in investing activities	(1,008)	(432)	(20,009)	—	(21,449)
Cash flows from financing activities:
Proceeds from credit facility	138,000	25,000	—	—	163,000
Principal payments on credit facility	(175,000)	(51,361)	—	—	(226,361)
Proceed from long-term debt	—	—	4,063	—	4,063
Principal payments on long-term debt	—	(173)	(4,304)	—	(4,477)
Payment of deferred financing fees	—	(473)	—	—	(473)
Cash received from exercise of stock options	4,004	—	—	—	4,004

Net cash used in financing activities	(32,996)	(27,007)	(241)	—	(60,244)
Effect of exchange rate changes on cash and cash equivalents	(5,076)	7,079	2,854	(113)	4,744
Net change in intercompany balances	(1,903)	(11,246)	13,149	—	—

Net increase in cash and cash equivalents	3,821	5,092	1,303	—	10,216
Cash and cash equivalents at beginning of year	(4)	(3,928)	16,584	—	12,652

Cash and cash equivalents at end of year	$3,817	$1,164	$17,887	$—	$22,868

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,565	$8,341	$329	$—	$23,235

Cash paid during the year for income taxes	$2,371	$—	$10,628	$—	$12,999

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2002
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(1,686)	$36,620	$19,766	$(23)	$54,677
Cash flow from investing activities:
Capital expenditures	(1,781)	(5,362)	(8,551)	—	(15,694)
Proceeds from sales of property, plant, and equipment	—	1,204	23	—	1,227
Net payments for business acquired	—	(8,315)	—	—	(8,315)
Payments for intangibles	(1,004)	(1,518)	(3,316)	—	(5,838)

Net cash used in investing activities	(2,785)	(13,991)	(11,844)	—	(28,620)
Cash flows from financing activities:
Proceeds from credit facility	323,500	130,000	—	—	453,500
Principal payments on credit facility	(328,000)	(283,823)	—	—	(611,823)
Proceed from long-term debt	—	—	1,855	—	1,855
Principal payments on long-term debt	—	(427)	(250)	—	(677)
Payment of deferred financing fees	—	(11,993)	—	—	(11,993)
Proceed from sale of senior subordinated notes	150,000	—	—	—	150,000
Payment of prepayment penalty and terminated interest rate swap related to refinancing	—	(5,305)	—	—	(5,305)
Payment of terminated cross currency debt swap	—	(1,497)	—	—	(1,497)
Proceeds from exercise of stock options	1,203	—	—	—	1,203

Net cash provided by (used in) financing activities	146,703	(173,045)	1,605	—	(24,737)
Effect of exchange rate changes on cash and cash equivalents	(1,255)	1,268	2,977	23	3,013
Net change in intercompany balances	(141,471)	143,494	(2,023)	—	—

Net increase (decrease) in cash and cash equivalents	(494)	(5,654)	10,481	—	4,333
Cash and cash equivalents at beginning of year	490	1,726	6,103	—	8,319

Cash and cash equivalents at end of year	$(4)	$(3,928)	$16,584	$—	$12,652

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,243	$18,856	$175	$—	$24,274

Cash paid during the year for income taxes	$15,856	$—	$10,049	$—	$25,905

Supplemental disclosures of non-cash investing and financing activities:
Non-cash charge for the de-designation of interest rate swaps	$—	$3,223	$—	$—	$3,223

Non-cash charges for the write-off of deferred financing fees	$1,281	$3,190	$—	$—	$4,471

(20) Subsequent Event

On October 15, 2004 the Company acquired Innova LifeSciences Corporation (“Innova”), a Canadian manufacturer and marketer of dental implants, for approximately $47,409. Innova markets its products to oral surgeons, periodontists, prosthodontists and general dentists.

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

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company has concluded that there have been no such changes during the fourth fiscal quarter.

ITEM 9B. Other	Information

None.

PART III

ITEM 10. Directors	and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K with respect to directors, executive officers and the audit committee is incorporated herein by reference to such information included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held February 8, 2005 (the “2005 Annual Meeting Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in the Company’s 2005 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

The information regarding the Company’s audit committee financial expert set forth under the caption “Audit Committee” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11. Executive	Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2005 Annual Meeting Proxy Statement under the captions “Executive Compensation” and “Election of Directors — Directors’ Compensation.”

ITEM 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2005 Annual Meeting Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. Certain	Relationships and Related Transactions

Any information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2005 Annual Meeting Proxy Statement under the captions “Election of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14. Principal	Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to such information included in the 2005 Annual Meeting Proxy Statement under the captions “Audit Committee — Independent Auditors’ Fees” and “Audit Committee — Pre-Approval Policy.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

1. The consolidated financial statements of Sybron Dental Specialties, Inc. and its subsidiaries filed under Item 8:

2. Financial Statement Schedules.

The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	92
Schedule II — Valuation and Qualifying Accounts	93

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

December 14, 2004

SYBRON DENTAL SPECIALTIES, INC.

By:	/S/ FLOYD W. PICKRELL, JR.
Floyd W. Pickrell, Jr.,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ FLOYD W. PICKRELL, JR. Floyd W. Pickrell, Jr.	President and Chief Executive Officer	December 14, 2004

Principal Financial Officer and Principal Accounting Officer:

/s/ GREGORY D. WALLER Gregory D. Waller	Vice President — Finance, Chief Financial Officer and Treasurer	December 14, 2004

All of the members of the Board of Directors:

/s/ DENNIS BROWN Dennis Brown		December 14, 2004

/s/ DONALD N. ECKER Donald N. Ecker		December 14, 2004

/s/ ROBERT W. KLEMME Robert W. Klemme		December 14, 2004

/s/ JAMES R. PARKS James R. Parks		December 14, 2004

/s/ FLOYD W. PICKRELL, JR. Floyd W. Pickrell, Jr.		December 14, 2004

/s/ WILLIAM E.B. SIART William E.B. Siart		December 14, 2004

/s/ KENNETH F. YONTZ Kenneth F. Yontz		December 14, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sybron Dental Specialties, Inc.:

On November 15, 2004, we reported on the consolidated balance sheets of Sybron Dental Specialties, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index on Item 8. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Costa Mesa, California

November 15, 2004

SCHEDULE II

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2004, 2003 and 2002

		Additions
Description	Balance at Beginning of Year	Charged to Cost And Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
	(in thousands)
Year ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful receivables	$2,247	$916	$117	(c)	$1,186	(a)	$2,094

Legal reserves	$892	$5,126	$—		$4,537	(b)	$1,481

Restructuring reserve	$1,486	$—	$—		$775		$711

Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful receivables	$1,400	$400	$857	(c)	$410	(a)	$2,247

Legal reserves	$743	$2,826	$—		$2,677	(b)	$892

Restructuring reserve	$4,130	$—	$—		$2,644		$1,486

Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful receivables	$1,657	$600	$130	(c)	$987	(a)	$1,400

Legal reserves	$663	$1,576	$—		$1,496	(b)	$743

Restructuring reserve	$2,775	$3,666	$—		$2,311		$4,130

Note: Above additions and deductions include the effects of foreign currency rate changes.

(a)	Non-collectable accounts written off, net of recoveries.

(b)	Net disbursements.

(c)	Includes reserves of acquired businesses.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Contribution Agreement, Plan and Agreement of Reorganization and Distribution, dated as of November 28, 2000, between Sybron International Corporation (“Sybron International”), the Registrant and Sybron Dental Management, Inc. (excluding the forms of the ancillary agreements attached thereto as exhibits, definitive copies of which are filed as Exhibits 2.2 through 2.8 below)	Exhibit 2.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”)

2.2	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.2 to the 2000 10-K

2.3	Trade Name Assignment and Transitional Trade Name Use and License Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.3 to the 2000 10-K

2.4	Insurance Matters Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.4 to the 2000 10-K

2.5	Employee Benefits Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.5 to the 2000 10-K

2.6	Tax Sharing and Indemnification Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.6 to the 2000 10-K

2.8	Confidentiality and Nondisclosure Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.8 to the 2000 10-K

3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the 2000 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

4.1	Restated Certificate of Incorporation and Bylaws of Registrant	Exhibit 3.1 and 3.2 hereto

4.2	Rights Agreement, dated as of December 8, 2000, between Registrant and Equiserve Trust Company, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)	Exhibit 4 to the Registrant’s Current Report on Form 8-K dated December 8, 2000 and filed on December 12, 2000

4.3	Indenture dated as of June 6, 2002, between Registrant, its subsidiary guarantors, and Wilmington Trust Company providing for Registrant’s 8 1/8% Senior Subordinated Notes due 2012	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (“Third Quarter 2002 10-Q”)

4.4**	Credit Agreement, dated as of June 6, 2002, between Registrant and certain of its subsidiaries and Credit Suisse First Boston and other lenders	Exhibit 4.4 to the Third Quarter 2002 10-Q

4.5	Amendment to Credit Agreement dated as of December 20, 2002	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

4.6	Second Amendment to Credit Agreement dated as of July 14, 2004	Exhibit 4.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004

10.1*	2000 Long-Term Incentive Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2001 (“First Quarter 2002 10-Q”)

10.2*	Form of Nonqualified Stock Option Agreement under the 2000 Long-Term Incentive Plan	Exhibit 10.2 to the 2000 10-K

10.3*	2000 Outside Directors’ Stock Option Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.3 to the First Quarter 2002 10-Q

10.4*	Form of Director Nonqualified Stock Option Agreement under the 2000 Outside Directors’ Stock Option Plan	Exhibit 10.4 to the 2000 10-K

10.5*	Senior Executive Incentive Compensation Plan	Exhibit A to the Registrant’s Proxy Statement dated Dec. 28, 2001 for the 2002 Annual Meeting of Stockholders

10.6*	Form of Executive Employment Agreement with executive officers	Exhibit 10.4 to the Form 10/A No. 2

10.7*	Form of Indemnification Agreement for directors and executive officers	Exhibit 10.5 to the Form 10/A No. 2

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

10.8*	Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2004 and filed on November 16, 2004

10.9	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Ormco Corporation; as tenant	Exhibit 10(bb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.10	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Kerr Manufacturing Company, as tenant	Exhibit 10(dd) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.11	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Ormco Corporation, as tenant	Exhibit 10(rr) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.12	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Ormco Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(xx) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.13	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Kerr Manufacturing Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(zz) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.14*	2001 Long-Term Incentive Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.14 to the First Quarter 2002 10-Q

10.15*	Form of Nonqualified Stock Option Agreement under the 2001 Long-Term Incentive Plan	Exhibit 10.15 to the Registrants 10-K for the fiscal year ended September 30, 2002

10.16*	Employee Stock Purchase Plan	Exhibit A to the Registrant’s Proxy Statement dated December 30, 2002 for the 2003 Annual Meeting of Stockholders

18	Letter of KPMG LLP Regarding Change in Accounting Principle	Exhibit 18.1 to the Third Quarter 2002 10-Q

21	Subsidiaries of the Registrant		X

23	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002	X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K

**	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.