Form 10-Q
period 2004-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2005-02-09
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

At February 1, 2005, there were 39,996,617 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2004	September 30, 2004
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,647	$40,602
Accounts receivable, net	97,662	104,148
Inventories	104,721	93,689
Deferred income taxes	3,356	3,293
Prepaid expenses and other current assets	12,215	12,975

Total current assets	267,601	254,707
Property, plant and equipment, net	87,506	83,121
Goodwill	299,022	268,768
Intangible assets, net	35,077	16,178
Other assets	24,565	23,784

Total assets	$713,771	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,371	$19,512
Current portion of long-term debt	898	882
Income taxes payable	14,985	17,089
Accrued payroll and employee benefits	25,959	29,712
Restructuring reserve	711	711
Accrued rebates	11,249	9,475
Accrued interest	936	3,620
Other current liabilities	13,925	12,291

Total current liabilities	88,034	93,292
Long-term debt	94,372	69,589
Senior subordinated notes	150,000	150,000
Deferred income taxes	8,873	12,266
Other liabilities	33,264	22,639

Total liabilities	374,543	347,786
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000 shares, no shares outstanding	—	—
Common stock, $0.01 par value; authorized 250,000 shares, 39,894 and 39,307 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	399	393
Additional paid-in capital	106,478	93,817
Retained earnings	203,195	188,156
Accumulated other comprehensive income	29,156	16,406

Total stockholders’ equity	339,228	298,772

Total liabilities and stockholders’ equity	$713,771	$646,558

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
	(in thousands, except for per share amounts)
Net sales	$149,040	$131,857
Cost of sales	63,673	59,899

Gross profit	85,367	71,958
Selling, general and administrative expenses	57,488	48,193
Amortization of intangible assets	497	309

Total selling, general and administrative expenses	57,985	48,502

Operating income	27,382	23,456
Other income (expense):
Interest expense	(4,995)	(5,160)
Amortization of deferred financing fees	(415)	(407)
Other, net	144	(54)

Income before income taxes	22,116	17,835
Income taxes	7,077	5,886

Net income	$15,039	$11,949

Basic earnings per share	$0.38	$0.31

Diluted earnings per share	$0.37	$0.30

Weighted average shares outstanding:
Basic	39,479	38,310

Diluted	41,068	39,897

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Par Value
	(in thousands)
Balance at September 30, 2004	39,307	$393	$93,817	$188,156	$16,406	$298,772
Comprehensive income:
Net income	—	—	—	15,039	—	15,039	$15,039
Translation adjustment	—	—	—	—	15,986	15,986	15,986
Unrealized loss on derivative instruments	—	—	—	—	(3,236)	(3,236)	(3,236)

Total comprehensive income							$27,789

Issuance of common stock from stock options exercised	557	6	7,862	—	—	7,868
Income tax benefit from stock options exercised	—	—	4,051	—	—	4,051
Issuance of common stock from employee stock purchase plan	30	—	748	—	—	748

Balance at December 31, 2004	39,894	$399	$106,478	$203,195	$29,156	$339,228

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$15,039	$11,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,635	3,355
Amortization of intangible assets	497	309
Amortization of deferred financing fees	415	407
(Gain)/loss on sales of property, plant and equipment	93	(5)
Provision for losses on doubtful receivables	483	197
Inventory provisions	1,377	1,069
Deferred income taxes	(525)	(1,673)
Tax benefit from issuance of stock under employee stock plan and stock options exercised	4,051	278
Changes in assets and liabilities, net of effects of businesses acquired:
Decrease in accounts receivable	8,707	16,757
Increase in inventories	(7,616)	(1,910)
(Increase)/decrease in prepaid expenses and other current assets	1,149	(766)
Decrease in accounts payable	(926)	(4,165)
Decrease in income taxes payable	(3,112)	(370)
Decrease in accrued payroll and employee benefits	(3,753)	(6,052)
Increase in accrued rebates	1,774	1,840
Decrease in restructuring reserve	—	(23)
Decrease in accrued interest	(2,684)	(3,170)
Decrease in other current liabilities	(1,093)	(2,511)
Net change in other assets and liabilities	2,295	4,790

Net cash provided by operating activities	19,806	20,306
Cash flows from investing activities:
Capital expenditures	(3,398)	(2,679)
Proceeds from sales of property, plant and equipment	146	118
Net payments for businesses acquired	(45,975)	—
Payments for intangibles	(274)	(232)

Net cash used in investing activities	(49,501)	(2,793)
Cash flows from financing activities:
Proceeds from credit facility	59,000	33,500
Principal payments on credit facility	(34,160)	(51,210)
Proceeds from long-term debt	—	818
Principal payments on long-term debt	(219)	(2,030)
Proceeds from exercise of stock options	7,868	1,142
Proceeds from employee stock purchase plan	748	522

Net cash provided by (used in) financing activities	33,237	(17,258)
Effect of exchange rate changes on cash and cash equivalents	5,503	(76)

Net increase in cash and cash equivalents	9,045	179
Cash and cash equivalents at beginning of period	40,602	22,868

Cash and cash equivalents at end of period	$49,647	$23,047

Supplemental cash flow information:
Cash paid during the period for interest	$7,732	$8,434

Cash paid during the period for income taxes	$4,942	$4,906

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OVERVIEW AND BASIS OF PRESENTATION

Sybron Dental Specialties, Inc. (“SDS” or the “Company”) was incorporated in Delaware on July 17, 2000. At the time of its incorporation the Company was a wholly-owned subsidiary of Apogent Technologies Inc. (“Apogent”), which in August 2004 was acquired by and became a wholly-owned subsidiary of Fisher Scientific International Inc. The Company was created to effect the spin-off by Apogent of its dental business in December 2000. Apogent distributed to its shareholders, by means of pro rata distribution, all of the Company’s outstanding common stock together with related preferred stock purchase rights (the “spin-off”). As a result, SDS became an independent, publicly-traded company.

The unaudited condensed consolidated financial statements reflect the operations of SDS and its wholly-owned subsidiaries. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarters ended December 31, 2004 and 2003 refer to the first quarters of fiscal years 2005 and 2004, respectively.

In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. The results for the period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. This information should only be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2. INVENTORIES

Inventories at December 31, 2004 and September 30, 2004 are presented below.

	December 31, 2004	September 30, 2004
Raw materials and supplies	$23,720	$25,110
Work in process	27,332	22,015
Finished goods	59,740	51,825
Inventory reserves	(6,071)	(5,261)

	$104,721	$93,689

3. GOODWILL AND INTANGIBLE ASSETS, NET

Definite lived intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives. Indefinite lived intangible assets are not amortized but rather are tested for impairment annually. The following table details the balances of the intangible assets as of December 31, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$35,677	$10,543	$25,134
Other	14,793	14,661	132

Total	$50,470	$25,204	25,266

Intangibles Assets Not Subject To Amortization:
Trademarks			9,811

Total Intangible Assets			$35,077

The following table details the balances of the intangible assets as of September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$16,283	$10,084	$6,199
Other	14,791	14,623	168

Total	$31,074	$24,707	6,367

Intangibles Assets Not Subject To Amortization:
Trademarks			9,811

Total Intangible Assets			$16,178

Amortization of intangible assets is included as a component of selling, general and administrative expense.

In the first quarter of fiscal 2005, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company tested goodwill and intangible assets with indefinite useful lives for impairment. As a result of this testing the Company has determined that there was no impairment of goodwill or intangible assets.

4. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, the Company provides certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Certain salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits, if they reach retirement age while working for SDS. In addition, under the current collective bargaining agreement between Kerr Corporation and the United Auto Workers, the bargaining unit employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where the Company’s contributions were frozen at the levels equal to the Company’s contributions on December 31, 1988, except where collective bargaining agreements or early retirement agreements prohibit such a freeze.

The following table provides the components of net periodic benefit cost:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Service cost	$1,094	$985	$149	$119
Interest cost	972	820	253	205
Expected return on plan assets	(1,108)	(948)	—	—
Amortization of prior service cost	24	24	—	—
Amortization of actuarial loss	241	302	153	121

Net periodic benefit cost	$1,223	$1,183	$555	$445

The Company’s funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under SFAS No. 87 “Employers’ Accounting for Pensions.” The Company expects to contribute approximately $380 to its pension plan assets in fiscal 2005. No contributions were made in the quarter ended December 31, 2004.

5. RESTRUCTURING CHARGES

In fiscal 2004, the Company implemented and completed a plan to close its facility in Tijuana, Mexico and as a result of this plan, recorded restructuring charges of $1,471 ($986 after tax) in the fiscal year ended 2004. The charges are recorded as a component of cost of goods sold and are comprised of severance and termination costs associated with the 246 employees whose employment the Company terminated as a result of the closure. The 2004 restructuring was completed in the first quarter of fiscal 2005 and all severance was paid.

In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge was primarily comprised of severance and termination costs associated with the 71 employees whose employment the Company terminated as a result of the consolidation of several of its European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 restructuring charge, approximately $3,064 was related to cash payments for severance and contractual obligations, $300 for the cash payment of tax liabilities included in income taxes payable while the balance of approximately $302 relates to non-cash charges. The Company completed the 2002 restructuring in fiscal 2004, and made an adjustment to restructuring charges of approximately $200, primarily for over accruals of anticipated costs associated with severance and related costs. A balance of $300 remains in the Company’s accrued tax liability until it is remitted.

In June 1998, the Company recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2004 the Company made an adjustment to restructuring charges of approximately $200 relating to over accruals of anticipated costs associated with the restructuring activity. A tax liability of approximately $700 remains in the Company’s accrued tax liability until it is remitted.

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

Our corporate office general and administrative expenses have been allocated to the segments on the basis of net sales.

The following table presents the results of operations for these business segments for the quarters ended December 31:

Three Months Ended December 31,	Professional Dental	Specialty Products	Eliminations	Total
2004
Revenues:
External customer	$75,887	$73,153	$—	$149,040
Intersegment	844	832	(1,676)	—

Total revenues	$76,731	$73,985	$(1,676)	$149,040

Gross profit	$41,558	$43,809	$—	$85,367
Selling, general and administrative expenses	29,986	27,999	—	57,985
Operating income	11,572	15,810	—	27,382

2003
Revenues:
External customer	$71,444	$60,413	$—	$131,857
Intersegment	1,117	957	(2,074)	—

Total revenues	$72,561	$61,370	$(2,074)	$131,857

Gross profit	$38,123	$33,835	$—	$71,958
Selling, general and administrative expenses	26,527	21,975	—	48,502
Operating income	11,596	11,860	—	23,456

The following table presents the segment assets as of December 31, 2004 compared to the prior fiscal year end:

	Professional Dental	Specialty Products	Total
December 31, 2004	$489,835	$223,936	$713,771
September 30, 2004	$461,140	$185,418	$646,558

7. EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options as follows:

	Three Months Ended December 31,
	2004	2003
Basic shares outstanding (weighted average)	39,479	38,310
Effect of dilutive securities	1,589	1,587

Diluted shares outstanding	41,068	39,897

No options to purchase shares of common stock were excluded from the computation of dilutive securities during the three months ended December 31, 2004 and 2003.

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

As required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated as of the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. There were no stock options granted in the quarters ended December 31, 2004 and 2003. The Black-Scholes weighted average estimated fair value of purchase rights pursuant to the employee stock purchase plan during the three months ended December 31, 2004 and 2003 was $9.58 and $4.91, respectively.

For purposes of pro forma disclosures, the estimated fair value of each option is assumed to be amortized over its vesting period. The pro forma recognition of compensation expense under the fair value method on net income and earnings per share is as follows:

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$15,039	$11,949
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	913	947

Pro forma net income:	$14,126	$11,002

Earnings per share:
Basic - as reported	$0.38	$0.31

Basic - pro forma	$0.36	$0.29

Diluted - as reported	$0.37	$0.30

Diluted - pro forma	$0.34	$0.28

The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off is amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of costs resulting from transactions in which the Company acquires goods and services by issuing its shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions with both employees and nonemployees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005. In addition, compensation costs for the unvested portion of awards issued prior to and outstanding as of June 15, 2005 would continue to be recognized at the grant-date fair value as the remaining requisite service is rendered. The Company will adopt the provisions of FAS 123(R) in the fourth quarter of fiscal 2005 using a modified prospective application. At December 31, 2004, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during the fourth quarter of fiscal 2005 was approximately $400 before income taxes. The Company will incur additional expense during the fourth quarter of fiscal 2005 that cannot yet be quantified, related to new stock option awards granted during the last nine months of fiscal 2005.

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

Below are the unaudited condensed consolidating balance sheets as of December 31, 2004 and September 30, 2004, statements of income for the three months ended December 31, 2004 and 2003, and statements of cash flows for the three months ended December 31, 2004 and 2003, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,373	$2,248	$44,026	$—	$49,647
Account receivable, net	16	49,050	48,596	—	97,662
Inventories	—	63,152	41,569	—	104,721
Other current assets	7,753	2,481	5,337	—	15,571

Total current assets	11,142	116,931	139,528	—	267,601
Property, plant and equipment, net	9,383	26,450	51,673	—	87,506
Goodwill	—	199,390	99,632	—	299,022
Intangible assets, net	—	15,894	19,183	—	35,077
Investment in subsidiaries	889,184	—	—	(889,184)	—
Intercompany balances	—	204,171	137,987	(342,158)	—
Other assets	11,964	9,089	3,512	—	24,565

Total assets	$921,673	$571,925	$451,515	$(1,231,342)	$713,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$1,349	$10,231	$7,791	$—	$19,371
Current portion of long-term debt	123	773	2	—	898
Income taxes payable	4,652	2,283	8,050	—	14,985
Accrued expenses and other current liabilities	8,762	22,531	21,487	—	52,780

Total current liabilities	14,886	35,818	37,330	—	88,034
Long-term debt	35,021	59,351	—	—	94,372
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	8,254	—	619	—	8,873
Other liabilities	32,126	—	1,138	—	33,264
Intercompany balances	342,158	—	—	(342,158)	—

Total liabilities	582,445	95,169	39,087	(342,158)	374,543
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	399	3,953	15,805	(19,758)	399
Additional paid-in capital	106,478	309,183	247,247	(556,430)	106,478
Retained earnings	203,195	151,024	108,047	(259,071)	203,195
Accumulated other comprehensive income	29,156	12,596	41,329	(53,925)	29,156

Total stockholders’ equity	339,228	476,756	412,428	(889,184)	339,228

Total liabilities and stockholders’ equity	$921,673	$571,925	$451,515	$(1,231,342)	$713,771

Condensed Consolidating Balance Sheets

	As of September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,402	$(1,801)	$35,001	$—	$40,602
Account receivable, net	7	53,894	50,247	—	104,148
Inventories	—	62,240	31,449	—	93,689
Other current assets	7,458	3,131	5,679	—	16,268

Total current assets	14,867	117,464	122,376	—	254,707
Property, plant and equipment, net	8,564	26,736	47,821	—	83,121
Goodwill	—	199,275	69,493	—	268,768
Intangible assets, net	—	15,980	198	—	16,178
Investment in subsidiaries	741,104	—	—	(741,104)	—
Intercompany balances	—	184,917	75,343	(260,260)	—
Other assets	11,963	9,532	2,289	—	23,784

Total assets	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$789	$10,738	$7,985	$—	$19,512
Current portion of long-term debt	109	770	3	—	882
Income taxes payable	11,108	(2,312)	8,423	(130)	17,089
Accrued expenses and other current liabilities	12,715	22,813	20,281	—	55,809

Total current liabilities	24,721	32,009	36,692	(130)	93,292
Long-term debt	10,045	59,544	—	—	69,589
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	11,171	—	1,095	—	12,266
Other liabilities	21,659	—	980	—	22,639

Intercompany balances	260,130	—	—	(260,130)	—

Total liabilities	477,726	91,553	38,767	(260,260)	347,786
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	393	3,944	7,081	(11,025)	393
Additional paid-in capital	93,817	306,949	144,758	(451,707)	93,817
Retained earnings	188,156	142,460	101,439	(243,899)	188,156
Accumulated other comprehensive income	16,406	8,998	25,475	(34,473)	16,406

Total stockholders’ equity	298,772	462,351	278,753	(741,104)	298,772

Total liabilities and stockholders’ equity	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

Condensed Consolidating Statements of Income

	For The Three Months Ended December 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$78,291	$72,425	$(1,676)	$149,040
Cost of sales	293	25,376	39,680	(1,676)	63,673

Gross profit	(293)	52,915	32,745	—	85,367
Selling, general and administrative expenses	6,732	30,033	21,220	—	57,985

Operating income (loss)	(7,025)	22,882	11,525	—	27,382
Other income (expense):
Interest expense	(3,619)	(1,352)	(24)	—	(4,995)
Amortization of deferred financing fees	—	(415)	—	—	(415)
Income from equity method investments	15,039	—	—	(15,039)	—
Other, net	10,644	(8,918)	(1,582)	—	144

Income before income taxes	15,039	12,197	9,919	(15,039)	22,116
Income taxes	—	4,560	2,517	—	7,077

Net income	$15,039	$7,637	$7,402	$(15,039)	$15,039

	For The Three Months Ended December 31, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$73,515	$60,416	$(2,074)	$131,857
Cost of sales	263	26,970	34,740	(2,074)	59,899

Gross profit	(263)	46,545	25,676	—	71,958
Selling, general and administrative expenses	5,464	27,780	15,258	—	48,502

Operating income (loss)	(5,727)	18,765	10,418	—	23,456
Other income (expense):
Interest expense	(3,353)	(1,721)	(86)	—	(5,160)
Amortization of deferred financing fees	—	(407)	—	—	(407)
Income from equity method investments	11,949	—	—	(11,949)	—
Other, net	9,080	(8,007)	(1,127)	—	(54)

Income before income taxes	11,949	8,630	9,205	(11,949)	17,835
Income taxes	—	3,377	2,509	—	5,886

Net income	$11,949	$5,253	$6,696	$(11,949)	$11,949

Condensed Consolidating Statements of Cash Flows

	For The Three Months Ended December 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(51,367)	$48,140	$23,033	$—	$19,806
Cash flows from investing activities:
Capital expenditures	(1,362)	(1,138)	(898)	—	(3,398)
Proceeds from sales of property, plant and equipment	—	15	131	—	146
Net payments for businesses acquired	—	—	(45,975)	—	(45,975)
Payments for intangibles	—	(274)	—	—	(274)

Net cash used in investing activities	(1,362)	(1,397)	(46,742)	—	(49,501)
Cash flows from financing activities:
Proceeds from credit facility	59,000	—	—	—	59,000
Principal payments on credit facility	(34,000)	(160)	—	—	(34,160)
Principal payments on long-term debt	(10)	(209)	—	—	(219)
Proceeds from exercise of stock options	7,868	—	—	—	7,868
Proceeds from employee stock purchase plan	748	—	—	—	748

Net cash provided by (used in) financing activities	33,606	(369)	—	—	33,237
Effect of exchange rate changes on cash and cash equivalents	(1,064)	3,599	2,968	—	5,503
Net change in intercompany balances	16,158	(45,924)	29,766	—	—

Net increase (decrease) in cash and cash equivalents	(4,029)	4,049	9,025	—	9,045
Cash and cash equivalents at beginning of period	7,402	(1,801)	35,001	—	40,602

Cash and cash equivalents at end of period	$3,373	$2,248	$44,026	$—	$49,647

Supplemental cash flow information:
Cash paid during the period for interest	$6,432	$1,300	$—	$—	$7,732

Cash paid during the period for income taxes	$2,372	$—	$2,570	$—	$4,942

Condensed Consolidating Statements of Cash Flows

	For The Three Months Ended December 31, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(6,920)	$14,350	$12,876	$—	$20,306
Cash flows from investing activities:
Capital expenditures	(311)	(1,668)	(700)	—	(2,679)
Proceeds from sales of property, plant and equipment	—	—	118	—	118
Payments for intangibles	—	(232)	—	—	(232)

Net cash used in investing activities	(311)	(1,900)	(582)	—	(2,793)
Cash flows from financing activities:				—
Proceeds from credit facility	18,500	15,000	—	—	33,500
Principal payments on credit facility	(16,000)	(35,210)	—	—	(51,210)
Proceeds from long-term debt	—	—	818	—	818
Principal payments on long-term debt	—	(23)	(2,007)	—	(2,030)
Proceeds from exercise of stock options	1,142	—	—	—	1,142
Proceeds from employee stock purchase plan	522	—	—	—	522

Net cash provided by (used in) financing activities	4,164	(20,233)	(1,189)	—	(17,258)
Effect of exchange rate changes on cash and cash equivalents	(2,603)	1,338	1,189	—	(76)
Net change in intercompany balances	71	4,387	(4,458)	—	—

Net increase (decrease) in cash and cash equivalents	(5,599)	(2,058)	7,836	—	179
Cash and cash equivalents at beginning of period	3,817	1,164	17,887	—	22,868

Cash and cash equivalents at end of period	$(1,782)	$(894)	$25,723	$—	$23,047

Supplemental cash flow information:
Cash paid during the period for interest	$6,398	$1,940	$96	$—	$8,434

Cash paid during the period for income taxes	$2,429	$—	$2,477	$—	$4,906

10. ACQUISITION

In the first quarter of fiscal 2005, Sybron Canada Limited, one of the Company’s subsidiaries, acquired all of the common shares of Innova LifeSciences Corporation (“Innova”) for approximately $47,720. The purchase price represented a 33 percent premium over Innova’s closing share price of Cdn $1.06 on the Toronto Stock Exchange on August 23, 2004, the date on which the Company’s offer to purchase the common shares of Innova for Cdn $1.4106 was announced. Innova is a Canadian manufacturer and marketer of dental implants and markets its products to oral surgeons, periodontist, prosthodontists and general dentists. The addition of Innova provides the Company with an opportunity to participate in the growing dental implant market.

The preliminary allocation of purchase price to the acquired assets and assumed liabilities based on the estimated fair values was as follows:

Cash	$1,745
Accounts receivable, net	2,763
Inventory, net	3,981
Goodwill	22,152
Intangible assets	18,200
Property, plant and equipment	1,017
Other assets	1,841

Total assets acquired	$51,699

Liabilities assumed	3,979

Total purchase price	$47,720

The Company is obtaining an independent valuation of the major asset categories of acquired assets and liabilities assumed. The preliminary valuation of identifiable intangible assets is $18,200. The Company expects to finalize the purchase price allocations in the second quarter. Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from five to thirty years. The consolidated financial statements include the operating results of this business from the date of acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2004 and 2003 refer to the first quarters of fiscal 2005 and 2004, respectively.

General

We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Specialty Products. We develop, manufacture, and market an array of consumable orthodontic products, endodontic products and implants to orthodontists, endodontic specialists, oral surgeons, prosthodontists, and periodontists worldwide. This segment was previously referred to as the Orthodontics segment. The name was changed to more accurately describe the products of this segment. The composition of this segment has not changed.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
Metrex Research Corporation
SpofaDental a.s

Results of Operations

Overview

Based upon the information we have available to us, we estimate the growth of the worldwide dental market for the type of products we sell to be between 4% and 6%, with the U.S. market growing at the upper end of the range. The factors that we believe will allow the market to continue to grow in the 4% to 6% range are, among others things, a steadily growing demand by consumers for endodontic, periodontic, orthodontic, cosmetic and other specialized procedures in an effort to retain and improve the appearance of their natural teeth; the aging baby-boomer segment of the population who we think are more likely to require repair and reconstructive dental procedures, such as root canals and the placement of crowns or bridges; technological advances in dental products which reduce both the discomfort to the patient and the treatment time thereby attracting more patients; an increasing worldwide population, creating more dental patients; and an expected growth in per capita and discretionary incomes in emerging nations which should result in healthcare, including dental services, becoming a greater priority.

Our net sales were $149.0 million in the first quarter of fiscal 2005, an increase of $17.2 million, or 13.0%, from net sales of $131.9 million in the comparable prior year period. The increase in our first quarter fiscal 2005 net sales is due to internal net sales growth of 6.7%, favorable foreign currency fluctuations of 3.8% and acquisitions of 2.5%. We define internal net sales as total net sales excluding foreign currency fluctuations and the impact of acquisitions made in the preceding twelve months.

In the first quarter of fiscal 2005 our overall net sales growth was 13.0% and our internal net sales growth was 6.7%. In the first quarter of fiscal 2004 the overall net sales growth rate was 9.7% and internal net sales growth was 1.5%. The increase in the first fiscal quarter of 2005 in our overall net sales growth and internal net sales is attributable to greater growth in both our Specialty Products and Professional Dental segments. The growth occurred in the U.S. market where our internal net sales growth rate increased from 1.1% in the first quarter of fiscal 2004 to 11.5% in the first quarter of fiscal 2005. Our internal net sales growth in all other markets decreased from 2.1% in the first quarter of fiscal 2004 to 1.5% in the first quarter of fiscal 2005. The reduction in the internal net sales growth rate we experienced in our international markets was the result of the negative 2.4% internal growth experienced by our Professional Dental segment and a reduction in internal net sales growth in our Specialty Products segment from 10.5% in the first fiscal quarter of 2004 to 5.1% in the first quarter of fiscal 2005. The reduction in our Specialty Products international internal net sales growth rate represents a return to a more normalized growth rate.

Our Specialty Products internal net sales increased by 10.4% in the first quarter of fiscal 2005. The increase is primarily attributable to an increase in the sales of: Damon 3 self-ligating brackets, dental implants (by our newly acquired company, Innova LifeSciences), the Elements Obturation device and orthodontic laboratory products. Partially offsetting the segment’s increased sales was a decrease in the sales of Damon 2 self-ligating brackets, due to customers transitioning to Damon 3 brackets. We plan to continue to focus our selling efforts on the Damon self-ligating bracket system, our Inspire Ice ceramic brackets, our Titanium Orthos® brackets, dental implant products and Ni-Ti endodontic files, as we believe those product lines have the greatest potential for increasing the sales of our Specialty Products in fiscal 2005. We may experience a decline in our internal sales growth rate in the remainder of our 2005 fiscal year, as our first quarter benefited from the introduction of our Elements Obturation device, which has a higher average net selling price than many of the other products sold by our Specialty Products segment and is not a consumable product that generates repeat sales. In addition, our competitors have introduced self-ligating brackets which complete with our Damon Bracket system.

The Professional Dental segment experienced an overall internal net sales increase of 3.3%, with a 6.4% internal net sales increase in consumable products. The net sales growth is primarily attributable to an increase in the net sales of our Premise nanocomposite, MaxCem, our new self-adhesive cement, our dental amalgam products, and our line of infection prevention products. We continue to experience the same decline we experienced in fiscal 2004 in the net sales of our LED curing light. The LED curing light, which was introduced in fiscal 2003 and is unlike our consumable products which generate consistent sales as the products cannot be reused, has a life span of 4 to 5 years. As a result, we expect the sales of that product will continue to decline over the remainder of fiscal 2005. Although we do not expect the increase we experienced in the first quarter in the sales of our dental amalgam products to continue, we anticipate experiencing a slight increase in the internal net sales growth of our Professional Dental segment during the remainder of fiscal 2005, as a result of the sales of products such as Premise, MaxCem, and Standout, our newest impression material.

Operating income in the first quarter of fiscal 2005 was $27.4 million, or 18.4% of net sales compared to operating income of $23.5 million, or 17.8% of net sales in the first quarter of fiscal 2004. The improvement in our operating income as a percent of sales is primarily attributable to the increase in our gross margin from 54.6% in the first quarter of fiscal 2004 to 57.3% in the first quarter of fiscal 2005. The improvement in gross margins as a percent of net sales is attributable to more favorable foreign currency rates, the increased sales levels at each of our business segments, an increase in the sales of higher margin products, and a reduction in costs as a result of our facility rationalization efforts last year in Eastern Europe and Mexico. We experienced a 2.1% increase in our selling, general and administrative expenses in the first quarter of fiscal 2005, as a percent of sales from the comparable prior year period. The increase is primarily attributable to fluctuations in foreign currency transaction gains and losses and the addition of Innova LifeSciences, whose selling, general and administrative expense are generally higher as a percent of net sales than the Company’s other operations.

Our operating income in the remaining fiscal quarters of 2005 will be affected by the $1.4 million in expenses we expect to incur in transferring the production currently performed at our Danbury, Connecticut facility to our facility in Middleton, Wisconsin and a $1.4 million charge we expect to record in fiscal 2005 related to the retirement of our Chief Financial officer, Gregory D. Waller, who has announced his intention to retire in fiscal 2005. Approximately $1.0 million of the $1.4 million charge related to the retirement of Mr. Waller is a non-cash charge related to the extension of the exercise period for Mr. Waller’s stock options, and will only be triggered if Mr. Waller has not exercised his stock options before his retirement date. Excluding these non-recurring expenses, we continue to expect our selling, general and administrative expenses to decline as a percent of sales in future quarters.

Our interest expense in the first quarter of fiscal 2005 was $5.0 million compared to our interest expense of $5.2 million in the comparable prior year period. Our average debt outstanding during the quarter was $249.0 million and our average interest rate was 7.8%, compared to the average debt we had outstanding in the first quarter of fiscal 2004 of $269.8 million and an average interest rate for that quarter 7.5%. The increase in the average interest rate is the result of the reduction during the quarter of our floating rate debt, which carries a lower interest rate than our fixed rate debt. Additionally, the London InterBank Offered Rate (“LIBOR”), which rate affects the interest rate in our Credit Facility for amounts borrowed under the Term B tranche and Revolver tranche, increased in the first quarter of fiscal 2005. We expect to continue to see a slight increase in our average interest rate in the remaining quarters of fiscal 2005, as we anticipate LIBOR rates will continue to rise and we anticipate continuing to pay down our Term B loan balance, which has a lower interest rate than our average rate.

Income taxes in the first quarter of fiscal 2005 were $7.1 million or 32% of income before taxes as compared to income taxes of $5.9 million, or 33% of income before taxes in the first quarter of fiscal 2004. The effective tax rate of 32% is based on current assumptions regarding the income contributions from our various operations around the world. Should the income contributions from territories with higher tax rates exceed our expectations, our effective tax rate could be higher than 32%. We are continuing to evaluate the impact of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). Should we decide to repatriate earnings of non-U.S. subsidiaries under the terms of the Jobs Creation Act, there may be a negative impact on our effective tax rate.

We entered into a new agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its New West Side Local 174 effective as of February 1, 2005 with an expiration date of January 31, 2008, pertaining to the bargaining unit employees that are employed by us at our Professional Dental business segment’s Romulus Michigan facility.

Quarter Ended December 31, 2004 Compared to the Quarter Ended December 31, 2003

Net Sales

Net Sales	Fiscal 2005	Fiscal 2004
	(in thousands)
Professional Dental	$75,887	$71,444
Specialty Products	73,153	60,413

Total Net Sales	$149,040	$131,857

Overall Company. Net sales for the quarter ended December 31, 2004 increased by $17.2 million, or 13.0%, from the corresponding fiscal 2004 quarter.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $4.5 million), (b) favorable foreign currency fluctuations (approximately $2.2 million), and (c) the net sales of products from an acquired company (approximately $0.5 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $2.1 million), (b) the loss of the net sales of the prior year’s exited product lines (approximately $0.6 million), and (c) increased rebate payments (approximately $0.1 million).

Specialty Products. Increased net sales in the Specialty Products segment resulted primarily from: (a) net sales of new products (approximately $8.0 million), (b) net sales of products from an acquired company (approximately $4.3 million), (c) favorable foreign currency fluctuations (approximately $2.1 million), and (d) decreased rebate payments (approximately $0.9 million). The increase in net sales was offset by decreased net sales of existing products (approximately $2.6 million).

Gross Profit

Gross Profit	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$41,558	54.8%	$38,123	53.4%
Specialty Products	43,809	59.9	33,835	56.0

Total Gross Profit	$85,367	57.3%	$71,958	54.6%

Overall Company. Gross profit for the quarter ended December 31, 2004 increased by $13.4 million or 18.6% from the corresponding fiscal 2004 quarter. The increase in gross profit as a percent of net sales is attributable to more favorable foreign currency rates, the increased sales levels at each subsidiary, a shift in sales of higher margin products and the impact of the facility rationalization efforts in Eastern Europe and Mexico last year.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit relating to new products (approximately $2.7 million), (b) an increase in gross profit caused by the increase in manufacturing volumes, causing the manufacturing overhead to be absorbed over a higher unit volume (approximately $1.1 million), (c) favorable foreign currency fluctuations (approximately $0.9 million), (d) gross profit derived from the net sales of products of an acquired company (approximately $0.4 million), and (e) inventory adjustments (approximately $0.1 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $1.2 million), (b) gross profit lost from the prior year’s exited product lines (approximately $0.3 million), (c) a decrease in sales of higher margin products (approximately $0.1 million), (d) increased rebate (approximately $0.1 million), and (e) increased royalty expense (approximately $0.1 million).

Specialty Products. Increased gross profit in the Specialty Products segment resulted primarily from: (a) gross profit relating to new products (approximately $4.8 million), (b) gross profit derived from the net sales of products of an acquired company (approximately $2.8 million), (c) favorable foreign currency fluctuations (approximately $2.1 million), (d) an increase in sales of higher margin products (approximately $1.9 million), (e) decreased rebate (approximately $0.9 million), and (f) an increase in gross profit caused by the increase in manufacturing volumes, causing the manufacturing overhead to be absorbed over a higher unit volume (approximately $0.2 million). The increase in gross profit was partially offset by: (a) increased royalty expense (approximately $1.3 million), (b) decreased net sales of existing products (approximately $1.2 million), and (c) inventory adjustments (approximately $0.2 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$29,986	39.5%	$26,527	37.1%
Specialty Products	27,999	38.3	21,975	36.4

Total Selling, General and Administrative Expenses	$57,985	38.9%	$48,502	36.8%

Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2004 increased by $9.5 million or 19.6% from the corresponding fiscal 2004 quarter. All corporate general and administrative expenses are allocated to the Company’s business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased expenses relating to foreign currency fluctuations (approximately $2.0 million), (b) increased selling and marketing expenses (approximately $0.9 million), (c) increased general and administrative expenses (approximately $0.8 million), and (d) expenses of an acquired company (approximately $0.1 million). The increase in selling, general and administrative expenses were offset by decreased research and development expenses (approximately $0.3 million).

Specialty Products. Increased selling, general and administrative expenses in the Specialty Products segment resulted primarily from: (a) expenses of an acquired company (approximately $2.2 million), (b) increased selling and marketing expenses (approximately $1.9 million), (c) increased general and administrative expenses (approximately $1.5 million), and (d) increased expenses related to foreign currency fluctuations (approximately $0.5 million). The increase in selling, general and administrative expenses was offset by decreased research and development expenses (approximately $0.1 million).

Operating Income

Operating Income	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$11,572	15.2%	$11,596	16.2%
Specialty Products	15,810	21.6	11,860	19.6

Total Operating Income	$27,382	18.4%	$23,456	17.8%

As a result of the foregoing, operating income for the quarter ended December 31, 2004 increased by 16.7% or $3.9 million from operating income in the corresponding quarter of fiscal 2004.

Interest Expense

Interest expense was $5.0 million in the first quarter of fiscal 2005, a decrease of $0.2 million from the corresponding fiscal 2004 quarter. The decrease resulted from reduced average debt balances from $269.8 million in fiscal 2004 to $249.0 million in fiscal 2005, partially offset by an increase in the average interest rate on debt from 7.48% in fiscal 2004 to 7.80% in fiscal 2005. The debt that was repaid in the first quarter of fiscal 2005 was adjustable rate debt with a lower average interest rate than the remaining debt. This decrease in debt and increase in average interest rates is expected to continue for the balance of the year.

Income Taxes

Taxes on income in the first quarter of fiscal 2005 were $7.1 million, or 32.0% of income before taxes, an increase of $1.2 million from the prior fiscal quarter taxes on income of $5.9 million, or 33.0% of income before taxes.

Liquidity and Capital Resources

Our main source of liquidity is cash generated by operating activities and, to a lesser extent, borrowings under our credit facility (“Credit Facility”). The borrowings under our Credit Facility are made from our $150.0 million revolving credit facility, which is part of our $350 million syndicated credit facility. As of December 31, 2004, $120.3 million of the $150.0 million revolving credit facility was available for borrowing.

Cash provided by operations for the three months ended December 31, 2004 was $19.8 million, as compared to $20.3 million in the comparable prior year period. Working capital increased to $179.6 million at December 31, 2004 from $161.4 million at September 30, 2004. The current ratio increased to 3.0:1 at December 31, 2004 from 2.7:1 at September 30, 2004, primarily due to increases in inventory and cash at our foreign subsidiaries as well as decreases in income taxes payable and accrued payroll and employee benefits due to the timing of tax payments and incentive compensation payments, respectively. Days sales outstanding (“DSO”) was 61.7 days at December 31, 2004, as compared to 61.1 days at December 31, 2003, and 58.8 days at September 30, 2004. We typically experience an increase in DSO during our fiscal first quarter due to delays in payments caused by the holiday season. Inventory days were 149 as of December 31, 2004, as compared to 133 days at September 30, 2004. The increase from September 30, 2004 was due to the following reasons: (a) we built inventory in both the U.S. and Europe in anticipation of the January 31, 2005 expiration of our contract with union members at our Romulus, Michigan facility, and (b) the acquisition of Innova LifeSciences in October 2004 increased our inventory balances by $4.0 million. Prior to the acquisition, Innova typically held around 270 days in inventory, which is much higher than our inventory levels. We are currently in the process of examining the inventory needs of this business, and determining whether this level of inventory days can be reduced in future quarters. We expect inventory days to gradually return to the mid 130’s over the remainder of the fiscal year.

Capital expenditures for property, plant and equipment were $3.4 million and $2.7 million for the first three months of fiscal 2005 and fiscal 2004, respectively. We expect capital expenditures for all of fiscal 2005 to be approximately $16 to $18 million.

Net cash provided by financing activities for the three months ended December 31, 2004 was $33.2 million, as compared to $17.3 million net cash used in financing activities for the same period in fiscal 2004. We borrowed $44.5 million in October 2004 to finance the acquisition of Innova LifeSciences. Cash received from the exercise of stock options of $7.9 million also contributed to the net cash provided by financing activities.

We expect to be able to finance our ordinary cash requirements, including capital expenditures, debt service and operating leases from the funds generated from operations and amounts available under our existing Credit Facility.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such debt covenants as of December 31, 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of costs resulting from transactions in which SDS acquires goods and services by issuing shares, share options, or other equity instruments. This standard requires a fair value-based measurement method in accounting for share-based payment transactions with both employees and nonemployees. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the use of the intrinsic value method as provided under APB Opinion No. 25 will be eliminated. SFAS No. 123(R) is effective for all awards of share-based payments granted, modified, or cancelled after June 15, 2005. In addition, compensation costs for the unvested portion of awards issued prior to and outstanding as of June 15, 2005 would continue to be recognized at the grant-date fair value as the remaining requisite service is rendered. We will adopt the provisions of FAS 123(R) in the fourth quarter of fiscal 2005 using a modified prospective application. At December 31, 2004, unamortized compensation expense, as determined in accordance with FAS 123, that we expect to record during the fourth quarter of fiscal 2005 was approximately $400 before income taxes. We will incur additional expense during the fourth quarter of fiscal 2005 that cannot yet be quantified, related to new stock option awards that may be granted during the last nine months of fiscal 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently assessing the effect that the adoption of SFAS No. 151 will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

We presently have, and will continue to have, a substantial amount of indebtedness which requires significant interest payments. As of December 31, 2004, we had $245.3 million in total long-term borrowings (including current portion), and $339.2 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2004, goodwill and other intangible assets with indefinite lives represented approximately 43% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

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

For fiscal year 2005, our projected total foreign currency exposure is estimated to be approximately 80.8 million euros, 786.7 million Japanese yen, 7.7 million Canadian dollars, 17.5 million Australian dollars, 11.6 million Mexican peso, 60.8 million Czech koruna, and 18.1 million Swiss francs. We have put in place a strategy to manage our euro, Japanese yen, and Australian dollar cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Mexican peso, Czech koruna and Swiss franc at December 31, 2004.

At December 31, 2004, an unrealized loss of $3.3 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of December 31, 2004 are as follows (in thousands, except rates):

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	01/09/2004	01/14/2005	03/15/2005	9,000	1.24	1.30
Euro	05/18/2004	04/15/2005	09/15/2005	21,000	1.17	1.22
Euro	10/22/2004	10/14/2005	12/15/2005	9,000	1.25	1.28
Euro	12/23/2004	01/17/2006	03/15/2006	9,000	1.33	1.39
Yen	01/27/2004	01/14/2005	03/15/2005	180,000	107.00	100.25
Yen	05/18/2004	04/15/2005	09/15/2005	360,000	115.00	107.30
Yen	10/21/2004	10/14/2005	12/15/2005	150,000	108.00	100.88
Yen	12/23/2004	01/17/2006	03/15/2006	150,000	104.00	94.80
AUD	06/24/2004	01/14/2005	03/15/2005	1,800	0.68	0.69
AUD	06/24/2004	04/15/2005	06/15/2005	1,800	0.67	0.69
AUD	06/24/2004	07/15/2005	09/15/2005	1,800	0.67	0.68
AUD	10/21/2004	10/14/2005	12/15/2005	1,800	0.71	0.72
AUD	12/23/2004	01/17/2006	03/15/2006	1,800	0.74	0.75

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

At December 31, 2004, an unrealized loss of $10.7 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of December 31, 2004. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending December 31,					Thereafter	Fair Value
Liabilities	2005	2006	2007	2008	2009
		(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$162,750
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$898	$821	$25,805	$8,191	$30,573	$28,982	$95,270
Average Interest Rate	5.212%	5.692%	6.037%	6.402%	6.762%	7.077%

For the quarter ended December 31, 2004, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.3 million. At December 31, 2004, an unrealized loss of $0.7 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of December 31, 2004 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Three Months Ended December 31, 2004	Fair Value (Pre-tax)
Kerr B	$9,655	4 years	1/2/2001	3/30/2001	3/31/2005	$100.6	$183.8
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	212.1	879.6

Total	$35,000					$312.7	$1,063.4

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

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company has concluded that there have been no such changes during the first fiscal quarter.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: February 9, 2005	/s/ GREGORY D. WALLER
Gregory D. Waller Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

10.8	Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2004 and filed on November 16, 2004

10.8(a)	Amendment to Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated December 23, 2004 and filed on December 30, 2004

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002		X