Form 10-Q
period 2005-03-31
SYBRON DENTAL SPECIALTIES INC
filed 2005-05-10
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

At May 5, 2005, there were 40,092,043 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	September 30, 2004
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$47,627	$40,602
Accounts receivable, net	108,003	104,148
Inventories	102,637	93,689
Deferred income taxes	4,323	3,293
Prepaid expenses and other current assets	13,793	12,975

Total current assets	276,383	254,707
Property, plant and equipment, net	84,093	83,121
Goodwill	295,340	268,768
Intangible assets, net	34,686	16,178
Other assets	24,085	23,784

Total assets	$714,587	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,531	$19,512
Current portion of long-term debt	846	882
Income taxes payable	15,578	17,089
Accrued payroll and employee benefits	29,266	29,712
Restructuring reserve	711	711
Accrued rebates	6,635	9,475
Accrued interest	3,784	3,620
Other current liabilities	15,932	12,291

Total current liabilities	89,283	93,292
Long-term debt	79,904	69,589
Senior subordinated notes	150,000	150,000
Deferred income taxes	11,088	12,266
Other liabilities	26,952	22,639

Total liabilities	357,227	347,786
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000 shares, no shares outstanding	—	—
Common stock, $0.01 par value; authorized 250,000 shares, 40,035 and 39,307 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	400	393
Additional paid-in capital	109,571	93,817
Retained earnings	222,633	188,156
Accumulated other comprehensive income	24,756	16,406

Total stockholders’ equity	357,360	298,772

Total liabilities and stockholders’ equity	$714,587	$646,558

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Net sales	$165,056	$150,921	$314,096	$282,778
Cost of sales:
Cost of products sold	71,787	66,854	135,460	126,753
Restructuring charge	84	1,482	84	1,482

Total cost of sales	71,871	68,336	135,544	128,235

Gross profit	93,185	82,585	178,552	154,543
Selling, general and administrative expenses	59,207	50,800	116,695	98,993
Restructuring charge	488	—	488	—
Amortization of intangible assets	559	322	1,056	631

Total selling, general and administrative expenses	60,254	51,122	118,239	99,624

Operating income	32,931	31,463	60,313	54,919
Other income (expense):
Interest expense	(4,638)	(4,941)	(9,633)	(10,101)
Amortization of deferred financing fees	(416)	(402)	(831)	(809)
Other, net	708	11	852	(43)

Income before income taxes	28,585	26,131	50,701	43,966
Income taxes	9,147	8,623	16,224	14,509

Net income	$19,438	$17,508	$34,477	$29,457

Basic earnings per share	$0.49	$0.46	$0.87	$0.77

Diluted earnings per share	$0.47	$0.44	$0.84	$0.74

Weighted average shares outstanding:
Basic	39,986	38,471	39,732	38,391

Diluted	41,485	40,166	41,276	40,032

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Par Value
	(in thousands)
Balance at September 30, 2004	39,307	$393	$93,817	$188,156	$16,406	$298,772
Comprehensive income:
Net income	—	—	—	34,477	—	34,477	$34,477
Translation adjustment	—	—	—	—	7,887	7,887	7,887
Minimum pension liability adjustments	—	—	—	—	799	799	799
Unrealized loss on derivative instruments	—	—	—	—	(336)	(336)	(336)

Total comprehensive income							$42,827

Issuance of common stock from stock options exercised	698	7	10,247	—	—	10,254
Income tax benefit from stock options exercised	—	—	4,736	—	—	4,736
Issuance of common stock from employee stock purchase plan	30	—	771	—	—	771

Balance at March 31, 2005	40,035	$400	$109,571	$222,633	$24,756	$357,360

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$34,477	$29,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,264	6,709
Amortization of intangible assets	1,056	631
Amortization of deferred financing fees	831	809
Loss on sales of property, plant and equipment	84	26
Provision for losses on doubtful receivables	431	415
Inventory provisions	3,203	2,124
Deferred income taxes	(557)	(998)
Tax benefit from issuance of stock under employee stock plan and stock options exercised	4,736	814
Changes in assets and liabilities, net of effects of businesses acquired:
Increase in accounts receivable	(1,554)	(1,903)
Increase in inventories	(5,843)	(2,772)
Increase in prepaid expenses and other current assets	(429)	(2,763)
Decrease in accounts payable	(3,766)	(4,034)
Increase (decrease) in income taxes payable	(2,519)	354
Increase (decrease) in accrued payroll and employee benefits	54	(1,530)
Decrease in accrued rebates	(2,840)	(2,246)
Decrease in restructuring reserve	—	(406)
Increase (decrease) in accrued interest	164	(203)
Increase in other current liabilities	914	1,711
Net change in other assets and liabilities	721	1,708

Net cash provided by operating activities	36,427	27,903
Cash flows from investing activities:
Capital expenditures	(6,342)	(5,334)
Proceeds from sales of property, plant and equipment	938	194
Net payments for businesses acquired	(46,049)	—
Payments for intangibles	(849)	(559)

Net cash used in investing activities	(52,302)	(5,699)
Cash flows from financing activities:
Proceeds from credit facility	86,000	84,000
Principal payments on credit facility	(75,607)	(106,895)
Proceeds from long-term debt	—	2,469
Principal payments on long-term debt	(292)	(8,730)
Proceeds from exercise of stock options	10,254	3,353
Proceeds from employee stock purchase plan	771	522

Net cash provided by (used in) financing activities	21,126	(25,281)
Effect of exchange rate changes on cash and cash equivalents	1,774	1,508

Net increase (decrease) in cash and cash equivalents	7,025	(1,569)
Cash and cash equivalents at beginning of period	40,602	22,868

Cash and cash equivalents at end of period	$47,627	$21,299

Supplemental cash flow information:
Cash paid during the period for interest	$9,592	$10,442

Cash paid during the period for income taxes	$13,567	$12,958

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

The unaudited condensed consolidated financial statements reflect the operations of SDS and its wholly-owned subsidiaries. The Company’s fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated in consolidation. The quarters ended March 31, 2005 and 2004 refer to the second quarters of fiscal years 2005 and 2004, respectively.

In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. The results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. This information should only be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2. INVENTORIES

Inventories at March 31, 2005 and September 30, 2004 are presented below.

	March 31, 2005	September 30, 2004
Raw materials and supplies	$24,158	$25,110
Work in process	27,872	22,015
Finished goods	56,988	51,825
Inventory reserves	(6,381)	(5,261)

	$102,637	$93,689

3. INTANGIBLE ASSETS, NET

Definite lived intangible assets are recorded at cost and are amortized using the straight-line method, over their estimated useful lives. Indefinite lived intangible assets are not amortized but rather are tested for impairment annually. The following table details the balances of the intangible assets as of March 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$35,837	$11,064	$24,773
Other	14,792	14,699	93

Total	$50,629	$25,763	24,866

Intangibles Assets Not Subject To Amortization:
Trademarks			9,820

Total Intangible Assets			$34,686

The following table details the balances of the intangible assets as of September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$16,283	$10,084	$6,199
Other	14,791	14,623	168

Total	$31,074	$24,707	6,367

Intangibles Assets Not Subject To Amortization:
Trademarks			9,811

Total Intangible Assets			$16,178

Amortization of intangible assets is included as a component of selling, general and administrative expenses.

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

The following table provides the components of net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,094	$985	$2,188	$1,970	$149	$119	$298	$238
Interest cost	972	820	1,944	1,640	253	205	506	410
Expected return on plan assets	(1,108)	(948)	(2,216)	(1,896)	—	—	—	—
Amortization of prior service cost	24	24	48	48	—	—	—	—
Amortization of actuarial loss	241	302	482	604	153	121	306	242

Net periodic benefit cost	$1,223	$1,183	$2,446	$2,366	$555	$445	$1,110	$890

The Company’s funding policy is to generally make annual contributions to its defined benefit pension plans in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under Statement of Financial Accounting Standards (“SFAS”) No. 87 “Employers’ Accounting for Pensions.” The Company expects to contribute approximately $472 to its pension plan assets in fiscal 2005. The Company made approximately $96 in contributions in the quarter ended March 31, 2005.

5. RESTRUCTURING CHARGES

In March 2005, the Company recorded a restructuring charge of approximately $572 ($389 after tax). The charge was primarily comprised of severance and termination costs associated with the 56 employees whose employment the Company plans to terminate as a result of the consolidation of its Demetron and Orascoptic operations into one facility. The Company expects to record additional charges of approximately $850 in the next two fiscal quarters of 2005 associated with additional severance, employee relocation and facility moving costs. The majority of the 2005 restructuring is expected to be completed by the end of fiscal 2005.

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

In June 1998, the Company recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2004 the Company made an adjustment to restructuring charges of approximately $200 relating to over accruals of anticipated costs associated with the restructuring activity. A tax liability of approximately $700 remains in the Company’s restructuring reserve.

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

Our corporate office general and administrative expenses have been allocated to the segments on the basis of net sales.

The following table presents the results of operations for these business segments for the three month and six month periods ended March 31:

Three Months Ended March 31,	Professional Dental	Specialty Products	Eliminations	Total

2005
Revenues:
External customer	$87,567	$77,489	$—	$165,056
Intersegment	476	923	(1,399)	—

Total revenues	$88,043	$78,412	$(1,399)	$165,056

Gross profit	$49,465	$43,720	$—	$93,185
Selling, general and administrative expenses	30,686	29,568	—	60,254
Operating income	18,779	14,152	—	32,931

2004
Revenues:
External customer	$83,849	$67,072	$—	$150,921
Intersegment	796	961	(1,757)	—

Total revenues	$84,645	$68,033	$(1,757)	$150,921

Gross profit	$46,426	$36,159	$—	$82,585
Selling, general and administrative expenses	27,786	23,336	—	51,122
Operating income	18,640	12,823	—	31,463

Six Months Ended March 31,	Professional Dental	Specialty Products	Eliminations	Total

2005
Revenues:
External customer	$163,454	$150,642	$—	$314,096
Intersegment	1,321	1,754	(3,075)	—

Total revenues	$164,775	$152,396	$(3,075)	$314,096

Gross profit	$91,023	$87,529	$—	$178,552
Selling, general and administrative expenses	60,672	57,567	—	118,239
Operating income	30,351	29,962	—	60,313

2004
Revenues:
External customer	$155,293	$127,485	$—	$282,778
Intersegment	1,913	1,918	(3,831)	—

Total revenues	$157,206	$129,403	$(3,831)	$282,778

Gross profit	$84,549	$69,994	$—	$154,543
Selling, general and administrative expenses	54,313	45,311	—	99,624
Operating income	30,236	24,683	—	54,919

The following table presents the segment assets as of March 31, 2005 compared to the prior fiscal year end:

	Professional Dental	Specialty Products	Total
March 31, 2005	$491,300	$223,287	$714,587
September 30, 2004	$461,140	$185,418	$646,558

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Basic shares outstanding (weighted average)	39,986	38,471	39,732	38,391
Effect of dilutive securities	1,499	1,695	1,544	1,641

Diluted shares outstanding	41,485	40,166	41,276	40,032

Options outstanding during the three month and six month periods ended March 31, 2005 and 2004 to purchase approximately 100 and 60 shares of common stock, respectively, were not included in the computation of dilutive shares because inclusion would be anti-dilutive.

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

As required under SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” as amended, the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated as of the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plan. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of fair values, in the Company’s opinion, existing valuation models may not be reliable single measures of the fair values of the Company’s share-based payments. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 31, 2005 were $11.35 per share. The Black-Scholes weighted average estimated fair values of stock options granted during the three months and six months ended March 31, 2004 were $8.11 per share. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and six months ended March 31, 2005 were $9.58 per share. The Black-Scholes weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and six months ended March 31, 2004 were $4.91 per share.

For purposes of pro forma disclosures, the estimated fair value of each option is assumed to be amortized over its vesting period. The pro forma recognition of compensation expense under the fair value method on net income and earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$19,438	$17,508	$34,477	$29,457
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	589	1,093	1,502	2,040

Pro forma net income:	$18,849	$16,415	$32,975	$27,417

Earnings per share:
Basic - as reported	$0.49	$0.46	$0.87	$0.77

Basic - pro forma	$0.47	$0.43	$0.83	$0.71

Diluted - as reported	$0.47	$0.44	$0.84	$0.74

Diluted - pro forma	$0.45	$0.41	$0.80	$0.68

The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off is amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

In December 2004, the FASB replaced SFAS 123, Accounting for Stock-Based Compensation, with FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123R). FAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company on October 1, 2005, the beginning of fiscal 2006. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At March 31, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $1,337 before income taxes. The Company may incur additional expense during fiscal 2006, which cannot currently be determined, if new awards are granted during the remainder of fiscal 2005 and fiscal 2006. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

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

Below are the unaudited condensed consolidating balance sheets as of March 31, 2005 and September 30, 2004, statements of income for the three months and six months ended March 31, 2005 and 2004, and statements of cash flows for the six months ended March 31, 2005 and 2004, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(91)	$(3,393)	$51,111	$—	$47,627
Account receivable, net	9	54,055	53,939	—	108,003
Inventories	—	65,331	37,306	—	102,637
Other current assets	10,076	2,377	5,663	—	18,116

Total current assets	9,994	118,370	148,019	—	276,383
Property, plant and equipment, net	8,140	27,254	48,699	—	84,093
Goodwill	—	199,390	95,950	—	295,340
Intangible assets, net	—	16,220	18,466	—	34,686
Investment in subsidiaries	899,434	—	—	(899,434)	—
Intercompany balances	—	205,446	139,695	(345,141)	—
Other assets	11,991	8,655	3,439	—	24,085

Total assets	$929,559	$575,335	$454,268	$(1,244,575)	$714,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$188	$8,995	$7,348	$—	$16,531
Current portion of long-term debt	113	732	1	—	846
Income taxes payable	(1,096)	8,473	8,201	—	15,578
Accrued expenses and other current liabilities	15,416	19,939	20,973	—	56,328

Total current liabilities	14,621	38,139	36,523	—	89,283
Long-term debt	25,700	54,204	—	—	79,904
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	10,841	—	247	—	11,088
Other liabilities	25,896	—	1,056	—	26,952
Intercompany balances	345,141	—	—	(345,141)	—

Total liabilities	572,199	92,343	37,826	(345,141)	357,227
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	400	3,777	15,981	(19,758)	400
Additional paid-in capital	109,571	308,023	248,409	(556,432)	109,571
Retained earnings	222,633	159,124	119,384	(278,508)	222,633
Accumulated other comprehensive income	24,756	12,068	32,668	(44,736)	24,756

Total stockholders’ equity	357,360	482,992	416,442	(899,434)	357,360

Total liabilities and stockholders’ equity	$929,559	$575,335	$454,268	$(1,244,575)	$714,587

Condensed Consolidating Balance Sheets

	As of September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,402	$(1,801)	$35,001	$—	$40,602
Account receivable, net	7	53,894	50,247	—	104,148
Inventories	—	62,240	31,449	—	93,689
Other current assets	7,458	3,131	5,679	—	16,268

Total current assets	14,867	117,464	122,376	—	254,707
Property, plant and equipment, net	8,564	26,736	47,821	—	83,121
Goodwill	—	199,275	69,493	—	268,768
Intangible assets, net	—	15,980	198	—	16,178
Investment in subsidiaries	741,104	—	—	(741,104)	—
Intercompany balances	—	184,917	75,343	(260,260)	—
Other assets	11,963	9,532	2,289	—	23,784

Total assets	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$789	$10,738	$7,985	$—	$19,512
Current portion of long-term debt	109	770	3	—	882
Income taxes payable	11,108	(2,312)	8,423	(130)	17,089
Accrued expenses and other current liabilities	12,715	22,813	20,281	—	55,809

Total current liabilities	24,721	32,009	36,692	(130)	93,292
Long-term debt	10,045	59,544	—	—	69,589
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	11,171	—	1,095	—	12,266
Other liabilities	21,659	—	980	—	22,639

Intercompany balances	260,130	—	—	(260,130)	—

Total liabilities	477,726	91,553	38,767	(260,260)	347,786
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	393	3,944	7,081	(11,025)	393
Additional paid-in capital	93,817	306,949	144,758	(451,707)	93,817
Retained earnings	188,156	142,460	101,439	(243,899)	188,156
Accumulated other comprehensive income	16,406	8,998	25,475	(34,473)	16,406

Total stockholders’ equity	298,772	462,351	278,753	(741,104)	298,772

Total liabilities and stockholders’ equity	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

Condensed Consolidating Statements of Income

	For The Three Months Ended March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$89,169	$77,286	$(1,399)	$165,056
Cost of sales	301	31,216	41,753	(1,399)	71,871

Gross profit	(301)	57,953	35,533	—	93,185
Selling, general and administrative expenses	9,012	31,497	19,745	—	60,254

Operating income (loss)	(9,313)	26,456	15,788	—	32,931
Other income (expense):
Interest expense	(3,509)	(1,117)	(12)	—	(4,638)
Amortization of deferred financing fees	—	(416)	—	—	(416)
Income from equity method investments	19,438	—	—	(19,438)	—
Other, net	12,822	(10,540)	(1,574)	—	708

Income before income taxes	19,438	14,383	14,202	(19,438)	28,585
Income taxes	—	6,238	2,909	—	9,147

Net income	$19,438	$8,145	$11,293	$(19,438)	$19,438

	For The Three Months Ended March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$80,733	$71,945	$(1,757)	$150,921
Cost of sales	284	30,468	39,341	(1,757)	68,336

Gross profit	(284)	50,265	32,604	—	82,585
Selling, general and administrative expenses	6,985	28,514	15,623	—	51,122

Operating income (loss)	(7,269)	21,751	16,981	—	31,463
Other income (expense):
Interest expense	(3,421)	(1,495)	(25)	—	(4,941)
Amortization of deferred financing fees	—	(402)	—	—	(402)
Income from equity method investments	17,508	—	—	(17,508)	—
Other, net	10,690	(9,553)	(1,126)	—	11

Income before income taxes	17,508	10,301	15,830	(17,508)	26,131
Income taxes	—	4,350	4,273	—	8,623

Net income	$17,508	$5,951	$11,557	$(17,508)	$17,508

Condensed Consolidating Statements of Income

	For The Six Months Ended March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$167,459	$149,712	$(3,075)	$314,096
Cost of sales	594	56,592	81,433	(3,075)	135,544

Gross profit	(594)	110,867	68,279	—	178,552
Selling, general and administrative expenses	15,745	61,528	40,966	—	118,239

Operating income (loss)	(16,339)	49,339	27,313	—	60,313
Other income (expense):
Interest expense	(7,128)	(2,470)	(35)	—	(9,633)
Amortization of deferred financing fees	—	(831)	—	—	(831)
Income from equity method investments	34,477	—	—	(34,477)	—
Other, net	23,467	(19,458)	(3,157)	—	852

Income before income taxes	34,477	26,580	24,121	(34,477)	50,701
Income taxes	—	11,019	5,205	—	16,224

Net income	$34,477	$15,561	$18,916	$(34,477)	$34,477

	For The Six Months Ended March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$154,248	$132,361	$(3,831)	$282,778
Cost of sales	547	57,437	74,082	(3,831)	128,235

Gross profit	(547)	96,811	58,279	—	154,543
Selling, general and administrative expenses	12,450	56,293	30,881	—	99,624

Operating income (loss)	(12,997)	40,518	27,398	—	54,919
Other income (expense):
Interest expense	(6,774)	(3,215)	(112)	—	(10,101)
Amortization of deferred financing fees	—	(809)	—	—	(809)
Income from equity method investments	29,457	—	—	(29,457)	—
Other, net	19,771	(17,561)	(2,253)	—	(43)

Income before income taxes	29,457	18,933	25,033	(29,457)	43,966
Income taxes	—	7,727	6,782	—	14,509

Net income	$29,457	$11,206	$18,251	$(29,457)	$29,457

Condensed Consolidating Statements of Cash Flows

	For The Six Months Ended March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(50,204)	$52,065	$34,566	$—	$36,427
Cash flows from investing activities:
Capital expenditures	(1,609)	(3,416)	(1,317)	—	(6,342)
Proceeds from sales of property, plant and equipment	—	373	565	—	938
Net payments for businesses acquired	—	—	(46,049)	—	(46,049)
Payments for intangibles	—	(849)	—	—	(849)

Net cash used in investing activities	(1,609)	(3,892)	(46,801)	—	(52,302)
Cash flows from financing activities:
Proceeds from credit facility	86,000	—	—	—	86,000
Principal payments on credit facility	(70,300)	(5,307)	—	—	(75,607)
Principal payments on long-term debt	(40)	(252)	—	—	(292)
Proceeds from exercise of stock options	10,254	—	—	—	10,254
Proceeds from employee stock purchase plan	771	—	—	—	771

Net cash provided by (used in) financing activities	26,685	(5,559)	—	—	21,126
Effect of exchange rate changes on cash and cash equivalents	(1,507)	3,070	211	—	1,774
Net change in intercompany balances	19,142	(47,276)	28,134	—	—

Net increase (decrease) in cash and cash equivalents	(7,493)	(1,592)	16,110	—	7,025
Cash and cash equivalents at beginning of period	7,402	(1,801)	35,001	—	40,602

Cash and cash equivalents at end of period	$(91)	$(3,393)	$51,111	$—	$47,627

Supplemental cash flow information:
Cash paid during the period for interest	$7,027	$2,565	$—	$—	$9,592

Cash paid during the period for income taxes	$8,274	$—	$5,293	$—	$13,567

	For The Six Months Ended March 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries		Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(5,600)		$13,775	$19,728	$—	$27,903
Cash flows from investing activities:
Capital expenditures	(514)		(3,154)	(1,666)	—	(5,334)
Proceeds from sales of property, plant and equipment	—		56	138	—	194
Payments for intangibles	—		(441)	(118)	—	(559)

Net cash used in investing activities	(514)		(3,539)	(1,646)		(5,699)
Cash flows from financing activities:
Proceeds from credit facility	35,500		48,500	—	—	84,000
Principal payments on credit facility	(25,500)		(81,395)	—	—	(106,895)
Proceeds from long-term debt	—		—	2,469	—	2,469
Principal payments on long-term debt	—		(42)	(8,688)	—	(8,730)
Proceeds from exercise of stock options	3,353		—	—	—	3,353
Proceeds from employee stock purchase plan	522		—	—	—	522

Net cash provided by (used in) financing activities	13,875		(32,937)	(6,219)	—	(25,281)
Effect of exchange rate changes on cash and cash equivalents	(1,765)		1,310	1,963	—	1,508
Net change in intercompany balances	(10,309)		17,313	(7,004)	—	—

Net increase (decrease) in cash and cash equivalents	(4,313)		(4,078)	6,822		(1,569)
Cash and cash equivalents at beginning of period	3,817		1,164	17,887	—	22,868

Cash and cash equivalents at end of period	$(496)		$(2,914)	$24,709	$—	$21,299

Supplemental cash flow information:
Cash paid during the period for interest	$6,770		$3,549	$123	$—	$10,442

Cash paid during the period for income taxes	$7,811	$		$5,147	$—	$12,958

10. ACQUISITION

In the first quarter of fiscal 2005, Sybron Canada Limited, one of the Company’s subsidiaries, acquired all of the common shares of Innova LifeSciences Corporation (“Innova”) for approximately $47,794. The purchase price represented a 33 percent premium over Innova’s closing share price of C$1.06 on the Toronto Stock Exchange on August 23, 2004, the date on which the Company’s offer to purchase the common shares of Innova for C$1.4106 was announced. Innova is a Canadian manufacturer and marketer of dental implants and markets its products to oral surgeons, periodontist, prosthodontists and general dentists. The addition of Innova provides the Company with an opportunity to participate in the growing dental implant market.

The preliminary allocation of purchase price to the acquired assets and assumed liabilities based on the estimated fair values was as follows:

Cash	$1,745
Accounts receivable, net	2,763
Inventory, net	3,981
Goodwill	22,226
Intangible assets	18,200
Property, plant and equipment	1,017
Other assets	1,841

Total assets acquired	$51,773

Liabilities assumed	3,979

Total purchase price	$47,794

The Company is obtaining an independent valuation of the major asset categories of acquired assets and liabilities assumed. The preliminary valuation of identifiable intangible assets is $18,200. The Company expects to finalize the purchase price allocations in the third quarter of fiscal year 2005. Amounts allocated to intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from five to thirty years. The condensed consolidated financial statements include the operating results of this business from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material.

11. IMPAIRMENT OF LONG-LIVED ASSET

The Company recorded an impairment charge of $903 in selling, general and administrative expenses in the quarter ended March 31, 2005. The impairment charge was related to the Company’s fractional ownership of an aircraft. The Company received notice that the type of aircraft owned is being eliminated from the fleet of the service provider, which will result in the sale of the aircraft at a price less than its net book value. The Company used the quoted market price from the service provider to determine the fair value of the aircraft.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2005 and 2004 refer to the second quarters of fiscal 2005 and 2004, respectively.

General

We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products, small non-consumable equipment and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Specialty Products. We develop, manufacture, and market an array of consumable orthodontic products, small non-consumable endodontic products and implants to orthodontists, endodontic specialists, oral surgeons, prosthodontists, and periodontists worldwide. This segment was previously referred to as the Orthodontics segment. The name was changed to more accurately describe the products of this segment. The composition of this segment has not changed.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
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

Our net sales were $165.1 million in the second quarter of fiscal 2005, an increase of $14.1 million, or 9.4%, from net sales of $150.9 million in the comparable prior year period. The increase in our second quarter fiscal 2005 net sales is due to an increase in internal net sales of 5.1%, a 2.1% increase due to favorable foreign currency fluctuations, and a 2.2% increase primarily from sales associated with acquisitions made in the preceding twelve month period. We incorrectly reported our quarterly internal net sales growth and the factors related to our overall net sales growth in the announcement of our second quarter fiscal 2005 financial results made on April 25, 2005 and the conference call we hosted on April 26, 2005. The correct internal net sales growth and the factors are: internal net sales growth of 5.1%, a 2.1% increase due to favorable foreign currency fluctuations and a 2.2% increase primarily from sales associated with acquisitions made in the preceding twelve month period. The correct internal net sales growth for our international sales is 1.9%. The correct internal net sales growth for our consumable products is 5.8%. The revised internal net sales growth for the Specialty Products segment is internal net sales growth of 7.9%. While it is difficult to calculate the effect of price increases we have implemented due to the variety of factors affecting our pricing and the numerous products we sell, we believe the internal net sales growth of 5.1% includes the positive impact of price changes we have made of approximately 1 1/2% to 2%. We define internal net sales as total net sales excluding foreign currency fluctuations and including only the organic growth of acquisitions made in the preceding twelve months.

Our overall net sales growth rate in the second quarter of fiscal 2005 is less than the overall growth rate in the second quarter of fiscal 2004, during which our overall net sales growth rate was 12.4%. Our internal net sales growth for the fiscal 2005 second quarter of 5.1% was, however, greater than the 4.5% internal sales growth in the second quarter of 2004. The overall net sales growth in the second fiscal quarter of 2004 benefited from the acquisition of Spofa Dental a.s. and currency fluctuations, which accounts for the higher overall net sales growth in that quarter.

The increase in our internal net sales growth rate is primarily attributable to our Specialty Products segment, which experienced an 7.9% growth in internal net sales. The majority of the increase occurred in the segment’s international markets, as the internal net sales for those markets increased by 12.1%. The U.S. market had an internal net sales growth rate of 4.0%. The higher growth rate in the international markets is primarily the result of increased sales in Asia.

The products that significantly contributed to the net sales increase for the Specialty Product segment include our family of Damon products, dental implants (by our newly acquired company, Innova LifeSciences), the Elements Obturation device, and products made by our orthodontic laboratory. We plan to continue to focus our selling efforts on the Damon self-ligating bracket system, our Inspire Ice ceramic brackets, our Titanium Orthos® brackets, dental implant products, and Ni-Ti endodontic files, as we believe those product lines have the greatest potential for increasing the sales of our Specialty Products over the next twelve months.

The Professional Dental segment also contributed to the improvement in our overall internal net sales growth rate, as its internal net sales growth rate of 2.8% for the second quarter of fiscal 2005 is greater than the 1.6% internal net sales growth rate it experienced in the second quarter of fiscal 2004. The increase in the segment’s internal net sales is attributable to an increase in the sales of its consumable products. The internal net sales growth rate of its consumable products increased to 4.7% in the second quarter of fiscal 2005 from 3.6% in the comparable prior year period.

The Professional Dental segment’s growth occurred in the U.S. market where its internal net sales growth rate was 11.4%, an increase of 8.7 percentage points from the 2.7% growth rate it experienced in the second quarter of fiscal 2004. The internal net sales in the segment’s international markets declined by 7.0% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, during which its international sales grew by 6.7%. The decline in sales in the international markets was primarily the result of decreased sales in Asia.

The overall net sales growth of the Professional Dental segment is primarily attributable to an increase in the net sales of its Premise nanocomposite, MaxCem self-adhesive cement, and its line of infection prevention products. The segment continues to experience the same decline it experienced in fiscal 2004 in the net sales of its LED curing light. The LED curing light, which was introduced in fiscal 2003 and is unlike our consumable products which generate consistent sales as the products cannot be reused, has a life span of 4 to 5 years. As a result, we expect the sales of that product will continue to decline over the remainder of fiscal 2005. The introduction of our next generation LED curing light in the second half of fiscal 2005 may help to offset this decline. We anticipate experiencing a slight increase in the internal net sales growth of our Professional Dental segment during the remainder of fiscal 2005, as a result of the sales of products such as Premise and MaxCem, along with StandOut, our newest impression material.

Operating income in the second quarter of fiscal 2005 was $32.9 million, or 20.0% of net sales, which is slightly lower than the 20.8% of operating income as percent of net sales we had in the second quarter of fiscal 2004. Gross profit, as a percent of net sales, improved from 54.7% in the second quarter of fiscal 2004 to 56.5% in the second quarter of fiscal 2005, while our selling, general and administrative expenses in the second quarter of fiscal 2005 increased to 36.5% of net sales as compared to 33.9% in the second quarter of fiscal 2004 resulting in the decline in operating income as a percent of net sales. The improvement in gross profit, as a percent of net sales, is primarily attributable to improved foreign currency rates, the reduction in costs as a result of our facility rationalization efforts last year in Eastern Europe and Mexico, the increased sales levels at each of our business segments and an increase in the sales of higher margin products, partially offset by increased manufacturing expense. The aforementioned positive impact of price changes of 2% realized over the year ago quarter were offset by approximately the same increases in our labor costs over the prior year period. The increase in the percentage of our sales attributable to our selling, general and administrative expenses was primarily caused by: the acquisition of Innova LifeSciences, which has a higher selling, general and administrative expenses as a percent of net sales than our other operations, an impairment charge of $0.9 million due to the decrease in value of our fractional ownership of an aircraft, expenses of approximately $0.6 million related to the transition of our Chief Financial Officer position in connection with the retirement of Gregory D. Waller in May 2005, and restructuring charges of approximately $0.5 million related to our consolidation of the Demetron and Orascoptic operations in our Professional Dental segment. During the remainder of our 2005 fiscal year, we expect a flat or slight decrease in our gross profit percent relative to the second quarter of the fiscal year 2005 as we amortize capitalized negative manufacturing variances over the remainder of the fiscal year. Selling, general and administrative expense, as a percent of net sales, should be approximately the same or slightly lower over the remainder of fiscal 2005 than the 36.5% experienced in the second quarter, resulting in operating income, as a percent of net sales, remaining approximately the same for the remainder of fiscal 2005, as we experienced in the second quarter.

An amendment to the Termination Agreement related to the retirement of Mr. Gregory D. Waller, our Chief Financial Officer, eliminated the opportunity for Mr. Waller to extend the period during which he would have the right to exercise options previously granted to him to purchase our common stock. As a result of the amendment, we will not incur the approximate $1.0 million non-cash charge we previously reported we might incur during our 2005 fiscal year.

Our interest expense in the second quarter of fiscal 2005 was $4.6 million compared to our interest expense of $4.9 million in the comparable prior year period. Our average debt outstanding during the quarter was $237.9 million and our average interest rate was 7.9%, compared to the average debt we had outstanding in the second quarter of fiscal 2004 of $255.6 million and an average interest rate for that quarter 7.6%. The increase in the average interest rate is the result of the reduction during the quarter of our floating rate debt, which carries a lower interest rate than our fixed rate debt. Additionally, the London InterBank Offered Rate (“LIBOR”), which rate affects the interest rate in our Credit Facility for amounts borrowed under the Term B tranche and Revolver tranche, increased in the first half of fiscal 2005. We expect to experience a slight increase in our average interest rate in the remaining quarters of fiscal 2005, as we anticipate continuing to pay down our adjustable rate debt, which has a lower interest rate than our fixed rate debt. Debt is expected to decrease over the remainder of the fiscal year unless we make any significant acquisitions.

Income taxes in the second quarter of fiscal 2005 were $9.1 million or 32% of income before taxes as compared to income taxes of $8.6 million, or 33% of income before taxes in the second quarter of fiscal 2004. The effective tax rate of 32% is based on current assumptions regarding the income contributions from our various operations around the world. Should the income contributions from countries with higher tax rates exceed our expectations, our effective tax rate could be higher than 32%. We are continuing to evaluate the impact of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). Should we decide to repatriate earnings of non-U.S. subsidiaries under the terms of the Jobs Creation Act, there may be a negative impact on our effective tax rate.

We entered into a new agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America and its New West Side Local 174, effective as of February 1, 2005 with an expiration date of January 31, 2008, pertaining to the bargaining unit employees that are employed by us at our Professional Dental business segment’s Romulus, Michigan facility. The new agreement, while substantially the same as the prior agreement, provides us greater flexibility in transferring workers to different work assignments and instituted a cost sharing arrangement with respect to healthcare premiums for employees who retire during the term of the new agreement.

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

Net Sales

Net Sales	Fiscal 2005	Fiscal 2004
	(in thousands)
Professional Dental	$87,567	$83,849
Specialty Products	77,489	67,072

Total Net Sales	$165,056	$150,921

Overall Company. Net sales for the quarter ended March 31, 2005 increased by $14.1 million, or 9.4%, from the corresponding fiscal 2004 quarter.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $3.9 million), (b) favorable foreign currency fluctuations (approximately $1.8 million), (c) the net sales of products from an acquired company (approximately $0.6 million), and (d) decreased rebate payments (approximately $0.2 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $1.8 million), (b) the loss of the net sales of the prior year’s exited product lines (approximately $0.6 million), and (c) an allowance for sales returns (approximately $0.4 million).

Specialty Products. Increased net sales in the Specialty Products segment resulted primarily from: (a) net sales of new products (approximately $11.5 million), (b) net sales of products from an acquired company (approximately $4.8 million), (c) favorable foreign currency fluctuations (approximately $1.3 million), and (d) decreased rebate payments (approximately $0.4 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $6.6 million) and (b) an allowance for sales returns (approximately $1.0 million).

Gross Profit

Gross Profit	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$49,465	56.5%	$46,426	55.4%
Specialty Products	43,720	56.4	36,159	53.9

Total Gross Profit	$93,185	56.5%	$82,585	54.7%

Overall Company. Gross profit for the quarter ended March 31, 2005 increased by $10.6 million or 12.8% from the corresponding fiscal 2004 quarter.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit relating to new products (approximately $2.3 million), (b) an increase in sales of higher margin products (approximately $1.4 million), (c) favorable foreign currency fluctuations (approximately $0.6 million), (d) an increase in gross profit caused by the increase in manufacturing volumes, causing the manufacturing overhead to be absorbed over a higher unit volume (approximately $0.5 million), (e) gross profit derived from the net sales of products of an acquired company (approximately $0.5 million), and (f) decreased rebate payments (approximately $0.2 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $1.1 million), (b) inventory adjustments (approximately $0.9 million), (c) gross profit lost from the prior year’s exited product lines (approximately $0.3 million), and (d) an allowance for sales returns (approximately $0.2 million).

Specialty Products. Increased gross profit in the Specialty Products segment resulted primarily from: (a) gross profit relating to new products (approximately $6.9 million), (b) an increase in sales of higher margin products (approximately $3.6 million), (c) gross profit derived from the net sales of products of an acquired company (approximately $3.0 million), (d) favorable foreign currency fluctuations (approximately $1.3 million), (e) decreased rebate payments (approximately $0.4 million) and (f) inventory adjustments (approximately $0.2 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $3.5 million), (b) a decrease in gross profit caused by the decrease in manufacturing volumes, causing the manufacturing overhead to be absorbed over a lower unit volume (approximately $2.2 million), (c) increased royalty expense (approximately $1.7 million), and (d) an allowance for sales returns (approximately $0.4 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$30,686	35.0%	$27,786	33.1%
Specialty Products	29,568	38.2	23,336	34.8

Total Selling, General and Administrative Expenses	$60,254	36.5%	$51,122	33.9%

Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2005 increased by $9.1 million or 17.9% from the corresponding fiscal 2004 quarter. All corporate general and administrative expenses are allocated to the Company’s business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased selling and marketing expenses (approximately $1.6 million), (b) increased general and administrative expenses (approximately $0.9 million), (c) costs related to the closure of our Demetron facility (approximately $0.5 million), and (d) expenses of an acquired company (approximately $0.1 million). The increase in selling, general and administrative expenses were offset by decreased expenses relating to foreign currency fluctuations (approximately $0.2 million).

Specialty Products. Increased selling, general and administrative expenses in the Specialty Products segment resulted primarily from: (a) expenses of an acquired company (approximately $3.0 million), (b) increased selling and marketing expenses (approximately $1.6 million), (c) increased general and administrative expenses (approximately $0.8 million), (d) increased expenses related to foreign currency fluctuations (approximately $0.6 million), and (e) increased research and development expenses (approximately $0.2 million).

Operating Income

Operating Income	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$18,779	21.4%	$18,640	22.2%
Specialty Products	14,152	18.3	12,823	19.1

Total Operating Income	$32,931	20.0%	$31,463	20.8%

As a result of the foregoing, operating income for the quarter ended March 31, 2005 increased by 4.7% or $1.5 million from operating income in the corresponding quarter of fiscal 2004.

Interest Expense

Our interest expense in the second quarter of fiscal 2005 was $4.6 million compared to our interest expense of $4.9 million in the comparable prior year period. Our average debt outstanding during the quarter was $237.9 million and our average interest rate was 7.9%, compared to the average debt we had outstanding in the second quarter of fiscal 2004 of $255.6 million and an average interest rate for that quarter of 7.6%. The increase in the average interest rate is the result of the reduction during the quarter of our floating rate debt, which carries a lower interest rate than our fixed rate debt. Additionally, the London InterBank Offered Rate (“LIBOR”), which rate affects the interest rate in our Credit Facility for amounts borrowed under the Term B tranche and Revolver tranche, increased in the first half of fiscal 2005. We expect to experience a slight increase in our average interest rate in the remaining quarters of fiscal 2005, as we anticipate continuing to pay down our adjustable rate debt, which has a lower interest rate than our fixed rate debt. Debt is expected to decrease over the remainder of the fiscal year unless we make any significant acquisitions.

Income Taxes

Taxes on income in the second quarter of fiscal 2005 were $9.1 million, or 32.0% of income before taxes, an increase of $0.5 million from the prior fiscal quarter taxes on income of $8.6 million, or 33.0% of income before taxes.

Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004

Net Sales

Net Sales	Fiscal 2005	Fiscal 2004
	(in thousands)
Professional Dental	$163,454	$155,293
Specialty Products	150,642	127,485

Total Net Sales	$314,096	$282,778

Overall Company. Net sales for the six months ended March 31, 2005 increased by $31.3 million, or 11.1%, from the corresponding fiscal 2004 period.

Professional Dental. Increased net sales in the Professional Dental segment resulted primarily from: (a) net sales of new products (approximately $8.4 million), (b) favorable foreign currency fluctuations (approximately $4.0 million), (c) the net sales of products from an acquired company (approximately $1.1 million), and (d) decreased rebate payments (approximately $0.1 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $3.9 million), (b) the loss of the net sales of the prior year’s exited product lines (approximately $1.2 million), and (c) an increase in the allowance for sales returns (approximately $0.4 million).

Specialty Products. Increased net sales in the Specialty Products segment resulted primarily from: (a) net sales of new products (approximately $19.5 million), (b) net sales of products from an acquired company (approximately $9.1 million), (c) favorable foreign currency fluctuations (approximately $3.4 million), and (d) decreased rebate payments (approximately $1.3 million). The increase in net sales was partially offset by: (a) decreased net sales of existing products (approximately $9.1 million) and (b) an increase in the allowance for sales returns (approximately $1.0 million).

Gross Profit

Gross Profit	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$91,023	55.7%	$84,549	54.4%
Specialty Products	87,529	58.1	69,994	54.9

Total Gross Profit	$178,552	56.8%	$154,543	54.7%

Overall Company. Gross profit for the six months ended March 31, 2005 increased by $24.0 million or 15.5% from the corresponding fiscal 2004 period.

Professional Dental. Increased gross profit in the Professional Dental segment resulted primarily from: (a) gross profit relating to new products (approximately $5.0 million), (b) an increase profit caused by the increase in manufacturing volumes, causing the manufacturing overhead to be absorbed over a higher unit volume (approximately $1.6 million), (c) favorable foreign currency fluctuations (approximately $1.5 million), (d) an increase in sales of higher margin products (approximately $1.4 million), (e) gross profit derived from the net sales of products of an acquired company (approximately $0.9 million), and (f) decreased rebate payments (approximately $0.1 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $2.3 million), (b) inventory adjustments (approximately $0.8 million), (c) gross profit lost from the prior year’s exited product lines (approximately $0.6 million), (d) an allowance for sales returns (approximately $0.2 million), and (e) increased royalty expense (approximately $0.1 million).

Specialty Products. Increased gross profit in the Specialty Products segment resulted primarily from: (a) gross profit relating to new products (approximately $11.7 million), (b) gross profit derived from the net sales of products of an acquired company (approximately $5.8 million), (c) an increase in sales of higher margin products (approximately $5.5 million), (d) favorable foreign currency fluctuations (approximately $3.4 million), and (e) decreased rebate payments (approximately $1.3 million). The increase in gross profit was partially offset by: (a) decreased net sales of existing products (approximately $4.8 million), (b) increased royalty expense (approximately $3.0 million), (c) a decrease in gross profit caused by the decrease in manufacturing volumes, causing the manufacturing overhead to be absorbed over a lower unit volume (approximately $2.0 million), and (d) an allowance for sales returns (approximately $0.4 million).

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$60,672	37.1%	$54,313	35.0%
Specialty Products	57,567	38.2	45,311	35.5

Total Selling, General and Administrative Expenses	$118,239	37.6%	$99,624	35.2%

Overall Company. Selling, general and administrative expenses for the six months ended March 31, 2005 increased by $18.6 million or 18.7% from the corresponding fiscal 2004 period. All corporate general and administrative expenses are allocated to the Company’s business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. Increased selling, general and administrative expenses in the Professional Dental segment resulted primarily from: (a) increased selling and marketing expenses (approximately $2.5 million), (b) increased expenses relating to foreign currency fluctuations (approximately $1.8 million), (c) increased general and administrative expenses (approximately $1.8 million), (d) costs related to the closure of the Demetron facility (approximately $0.5 million), and (e) expenses of an acquired company (approximately $0.1 million). The increase in selling, general and administrative expenses were offset by decreased research and development expenses (approximately $0.3 million).

Specialty Products. Increased selling, general and administrative expenses in the Specialty Products segment resulted primarily from: (a) expenses of an acquired company (approximately $5.2 million), (b) increased selling and marketing expenses (approximately $3.5 million), (c) increased general and administrative expenses (approximately $2.3 million), (d) increased expenses related to foreign currency fluctuations (approximately $1.1 million), and (e) increased research and development expenses (approximately $0.1 million).

Operating Income

Operating Income	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$30,351	18.6%	$30,236	19.5%
Specialty Products	29,962	19.9	24,683	19.4

Total Operating Income	$60,313	19.2%	$54,919	19.4%

As a result of the foregoing, operating income for the six months ended March 31, 2005 increased by 9.8% or $5.4 million from operating income in the corresponding fiscal 2004 period.

Interest Expense

Interest expense was $9.6 million in the first six months of fiscal 2005, a decrease of $0.5 million from the corresponding fiscal 2004 period. The decrease resulted from reduced average debt balances from $262.7 million in fiscal 2004 to $243.5 million in fiscal

2005, partially offset by an increase in the average interest rate on debt from 7.56% in fiscal 2004 to 7.83% in fiscal 2005. The debt that was repaid in the first six months of fiscal 2005 was adjustable rate debt with a lower average interest rate than the remaining debt. We expect to experience a slight increase in our average interest rate in the remaining quarters of fiscal 2005, as we anticipate continuing to pay down our adjustable rate debt, which has a lower interest rate than our fixed rate debt. Debt is expected to decrease over the remainder of the fiscal year unless we make any significant acquisitions.

Income Taxes

Taxes on income in the first six months of fiscal 2005 were $16.2 million, or 32.0% of income before taxes, an increase of $1.7 million from the prior fiscal period taxes on income of $14.5 million, or 33.0% of income before taxes.

Liquidity and Capital Resources

Our main source of liquidity is cash generated by operating activities and, to a lesser extent, borrowings under our credit facility (“Credit Facility”). The borrowings under our Credit Facility are made from our $150.0 million revolving credit facility, which is part of our $350 million syndicated credit facility. As of March 31, 2005, $130.3 million of the $150.0 million revolving credit facility was available for borrowing.

Cash provided by operations for the six months ended March 31, 2005 was $36.4 million, as compared to $27.9 million in the comparable prior year period. Working capital increased to $187.1 million at March 31, 2005 from $161.4 million at September 30, 2004. The current ratio increased to 3.1:1 at March 31, 2005 from 2.7:1 at September 30, 2004, primarily as a result of $36.4 million in cash provided by operating activities, $10.4 million in net borrowings, and $11.0 million received from stock option exercises and the employee stock purchase plan; partially offset by $6.3 million in capital expenditures and $46.0 million paid for Innova LifeSciences Corporation.

Days sales outstanding (“DSO”) was 56.3 days at March 31, 2005, as compared to 56.7 days at March 31, 2004, and 58.8 days at September 30, 2004. Inventory days were 145 as of March 31, 2005, as compared to 133 days at September 30, 2004. Reasons for the increase from September 30, 2004 included the following: (a) the creation of additional inventory in both the U.S. and Europe in anticipation of the January 31, 2005 expiration of our contract with union members at our Romulus, Michigan facility and (b) the acquisition of Innova LifeSciences in October 2004, which increased our inventory balances by $4.0 million. We continue to examine the inventory needs of our business and expect our inventory days to decline over the remainder of the fiscal year, as we seek to reduce the inventory balances at our Romulus, Michigan facility and determine whether the level of inventory historically maintained at Innova LifeSciences is required.

Capital expenditures for property, plant and equipment were $6.3 million and $5.3 million for the first six months of fiscal 2005 and fiscal 2004, respectively. We estimate our capital expenditures for all of fiscal 2005 to range from $18 to $23 million.

Net cash provided by financing activities for the six months ended March 31, 2005 was $21.1 million, as compared to $25.3 million net cash used in financing activities for the same period in fiscal 2004. We borrowed $44.5 million in October 2004 to finance the acquisition of Innova LifeSciences. Cash received from the exercise of stock options and the employee stock purchase plan of $11.0 million also contributed to the net cash provided by financing activities in the six month period ended March 31, 2005.

We expect to be able to finance our ordinary cash requirements, including capital expenditures, debt service and operating leases from the funds generated from operations and amounts available under our existing Credit Facility.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such debt covenants as of March 31, 2005.

New Accounting Pronouncements

In December 2004, the FASB replaced SFAS 123, Accounting for Stock-Based Compensation, with FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123R). FAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us on October 1, 2005, the beginning of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At March 31, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that we expect to record during fiscal 2006 was approximately $1,337 before income taxes. We may incur additional expense during fiscal 2006, which cannot currently be determined, if new awards are granted during the remainder of fiscal 2005 and fiscal 2006. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement also requires the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently assessing the effect that the adoption of SFAS No. 151 will have on our consolidated financial statements.

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

Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental business segment include Dentsply International Inc., 3M ESPE and

Ivoclar Vivadent Group; and in the Specialty Products business segment, our principal competitors include 3M Unitek, (an affiliate of 3M Company), GAC International (a subsidiary of Dentsply), American Orthodontics, Align Technology, Inc., Nobel Biocare and Straumann. Some of the companies have a larger sales force and invest more heavily in research, product development and product marketing than we do. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, against these companies.

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

We presently have, and will continue to have, a substantial amount of indebtedness which requires significant interest payments. As of March 31, 2005, we had $230.8 million in total long-term borrowings (including current portion), and $357.4 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test in certain circumstances. As of March 31, 2005, goodwill and other intangible assets with indefinite lives represented approximately 43% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

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

Our ability to continue to effectively promote and sell our products is dependent upon maintaining an experienced and qualified sales force. We experience, from time to time, the loss of sales force personnel to our competitors and distributors. If, in any short period of time, we suffer the loss of numerous sales personnel we would likely incur a decrease in the sales of our products.

In addition, we intend to continue to expand our business over time into new geographic regions and additional products and services, subject to the sufficiency of our cash resources and our ability to comply with the covenants in our various debt instruments. Our future performance will depend, in large part, upon our ability to implement and manage our growth effectively. Our growth in the future will continue to place a significant strain on our administrative, operational, and financial resources. We anticipate that, if we are successful in expanding our business, we will be required to recruit and hire a substantial number of new managerial, finance, accounting, and support personnel. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on our performance. To manage our growth successfully, we will also have to continue to improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

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

For fiscal year 2005, our projected total foreign currency exposure is estimated to be approximately 80.8 million euros, 786.7 million Japanese yen, 7.7 million Canadian dollars, 17.5 million Australian dollars, 11.6 million Mexican peso, 60.8 million Czech koruna, and 18.1 million Swiss francs. We have put in place a strategy to manage our euro, Japanese yen, and Australian dollar cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Mexican peso, Czech koruna and Swiss franc at March 31, 2005.

At March 31, 2005, an unrealized loss of $1.2 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of March 31, 2005 are as follows (in thousands, except rates):

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	05/18/2004	04/15/2005	09/15/2005	21,000	1.17	1.22
Euro	10/22/2004	10/14/2005	12/15/2005	9,000	1.25	1.28
Euro	12/23/2004	01/17/2006	03/15/2006	9,000	1.33	1.39
Euro	03/18/2005	04/17/2006	06/15/2006	9,000	1.33	1.37
Yen	05/18/2004	04/15/2005	09/15/2005	360,000	115.00	107.30
Yen	10/21/2004	10/14/2005	12/15/2005	150,000	108.00	100.88
Yen	12/23/2004	01/17/2006	03/15/2006	150,000	104.00	94.80
Yen	03/18/2005	04/17/2006	06/15/2006	120,000	104.00	95.33
AUD	06/24/2004	04/15/2005	06/15/2005	1,800	0.67	0.69
AUD	06/24/2004	07/15/2005	09/15/2005	1,800	0.67	0.68
AUD	10/21/2004	10/14/2005	12/15/2005	1,800	0.71	0.72
AUD	12/23/2004	01/17/2006	03/15/2006	1,800	0.74	0.75
AUD	03/18/2005	04/17/2006	06/15/2006	1,800	0.75	0.80

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

At March 31, 2005, an unrealized loss of $9.1 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of March 31, 2005. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. Fair value for fixed rate debt is based upon quoted market prices. Fair value for variable interest rate debt approximates the principle amount of the debt. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending March 31,
Liabilities	2006	2007	2008	2009	2010	Thereafter	Fair Value
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$160,125
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$871	$769	$783	$53,989	$575	$23,763	$80,750
Average Interest Rate	6.369%	6.559%	6.719%	6.879%	7.024%	7.179%

For the quarter ended March 31, 2005, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.2 million. At March 31, 2005, an unrealized loss of $0.3 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of March 31, 2005 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Three Months Ended March 31, 2005	Fair Value (Pre-tax)
Kerr B (Matured)	$—	4 years	1/2/2001	3/30/2001	3/31/2005	$66.0	$—
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	130.0	535.6

Total	$25,345					$196.0	$535.6

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

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company has concluded that there have been no such changes during the second fiscal quarter.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company, a Delaware corporation, held its Annual Meeting of Stockholders on February 8, 2005. A quorum was present at the Annual Meeting, with 37,806,010 shares out of a total of 39,720,311 shares entitled to cast votes represented in person or by proxy at the meeting.

PROPOSAL 1: To elect two directors to serve as Class II Directors until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

The stockholders voted to elect Dennis Brown and Kenneth F. Yontz to serve as Class II directors until the 2008 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the vote are as follows:

	MR. BROWN	MR. YONTZ
For	23,914,164	23,763,214
Withheld From	13,891,846	14,042,796

The terms of office as directors of Floyd W. Pickrell, Jr., James R. Parks, Donald N. Ecker and Robert W. Klemme continued after the meeting.

PROPOSAL 2: To consider and vote upon a proposal to approve the Company’s 2005 Outside Directors’ Stock Option Plan.

The stockholders voted to approve the Company’s 2005 Outside Directors’ Stock Option Plan. The results of the vote are as follows:

For	25,460,542
Against	8,828,487
Abstentions	1,154,394
Broker Non-Votes	2,362,587

PROPOSAL 3: To consider and vote upon a proposal to approve the Company’s 2005 Long-Term Incentive Plan.

The stockholders voted to approve the Company’s 2005 Long-Term Incentive Plan. The results of the vote are as follows:

For	23,928,830
Against	10,367,548
Abstentions	1,147,045
Broker Non-Votes	2,362,587

ITEM 6. Exhibits

See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: May 10, 2005	/s/ GREGORY D. WALLER
Gregory D. Waller Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

10.1	Sybron Dental Specialties, Inc. 2005 Outside Directors’ Stock Option Plan	Exhibit 10.1 to the Registrant’s Form 8-K dated February 8, 2005 and filed on February 11, 2005

10.2	Sybron Dental Specialties, Inc. 2005 Long-Term Incentive Plan	Exhibit 10.2 to the Registrant’s Form 8-K dated February 8, 2005 and filed on February 11, 2005

10.3	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement	Exhibit 10.1 to the Registrant’s Form 8-K dated May 4, 2005 and filed on May 5, 2005

10.4	Form of Indemnification Agreement for Directors	Exhibit 10.2 to the Registrant’s Form 8-K dated May 4, 2005 and filed on May 5, 2005

10.8	Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties, Inc. and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2004 and filed on November 16, 2004

10.8(a)	Amendment to Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties, Inc. and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated December 23, 2004 and filed on December 30, 2004

10.8(b)	Second Amendment to Termination Agreement, effective as of November 16, 2004, between Sybron Dental Specialties, Inc. and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated March 31, 2005 and filed on April 11, 2005

31.1	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002		X