Form 10-Q
period 2005-06-30
SYBRON DENTAL SPECIALTIES INC
filed 2005-08-09
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes  ☑    No  ☐

At August 2, 2005, there were 40,356,326 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	September 30, 2004
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,774	$40,602
Accounts receivable, net	107,839	104,148
Inventories	96,194	93,689
Deferred income taxes	6,011	3,293
Prepaid expenses and other current assets	13,782	12,975

Total current assets	270,600	254,707
Property, plant and equipment, net	83,679	83,121
Goodwill	293,648	268,768
Intangible assets, net	52,409	16,178
Other assets	33,626	23,784

Total assets	$733,962	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,386	$19,512
Current portion of long-term debt	812	882
Income taxes payable	16,433	17,089
Accrued payroll and employee benefits	30,422	29,712
Restructuring reserve	—	711
Accrued rebates	7,926	9,475
Accrued interest	752	3,620
Other current liabilities	16,626	12,291

Total current liabilities	88,357	93,292
Long-term debt	82,729	69,589
Senior subordinated notes	150,000	150,000
Deferred income taxes	14,363	12,266
Other liabilities	20,742	22,639

Total liabilities	356,191	347,786
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000 shares, no shares outstanding	—	—
Common stock, $0.01 par value; authorized 250,000 shares, 40,356 and 39,307 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	403	393
Additional paid-in capital	117,507	93,817
Retained earnings	243,312	188,156
Accumulated other comprehensive income	16,549	16,406

Total stockholders’ equity	377,771	298,772

Total liabilities and stockholders’ equity	$733,962	$646,558

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except for per share amounts)
Net sales	$165,174	$145,518	$479,270	$428,296
Cost of sales:
Cost of products sold	72,908	63,517	208,368	190,270
Restructuring charge	(8)	132	76	1,614

Total cost of sales	72,900	63,649	208,444	191,884

Gross profit	92,274	81,869	270,826	236,412
Selling, general and administrative expenses	58,257	51,976	174,952	150,969
Restructuring charge	—	—	488	—
Amortization of intangible assets	734	307	1,790	938

Total selling, general and administrative expenses	58,991	52,283	177,230	151,907

Operating income	33,283	29,586	93,596	84,505
Other income (expense):
Interest expense	(4,404)	(4,677)	(14,037)	(14,778)
Amortization of deferred financing fees	(414)	(401)	(1,245)	(1,210)
Other, net	(308)	163	544	120

Income before income taxes	28,157	24,671	78,858	68,637
Income taxes	7,478	8,141	23,702	22,650

Net income	$20,679	$16,530	$55,156	$45,987

Basic earnings per share	$0.51	$0.43	$1.38	$1.19

Diluted earnings per share	$0.50	$0.41	$1.33	$1.15

Weighted average shares outstanding:
Basic	40,180	38,722	39,882	38,501

Diluted	41,521	40,343	41,358	40,143

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Par Value
	(in thousands)
Balance at September 30, 2004	39,307	$393	$93,817	$188,156	$16,406	$298,772
Comprehensive income:
Net income	—	—	—	55,156	—	55,156	$55,156
Translation adjustment	—	—	—	—	(2,774)	(2,774)	(2,774)
Minimum pension liability adjustments	—	—	—	—	799	799	799
Unrealized gain on derivative instruments	—	—	—	—	2,118	2,118	2,118

Total comprehensive income							$55,299

Issuance of common stock from stock options exercised	989	10	14,548	—	—	14,558
Income tax benefit from stock options exercised	—	—	7,481	—	—	7,481
Issuance of common stock from employee stock purchase plan	60	—	1,661	—	—	1,661

Balance at June 30, 2005	40,356	$403	$117,507	$243,312	$16,549	$377,771

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$55,156	$45,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,813	9,785
Amortization of intangible assets	1,790	938
Amortization of deferred financing fees	1,245	1,210
Loss on impairment of long-lived assets	1,192	—
(Gain)/loss on sales of property, plant and equipment	316	(102)
Provision for losses on doubtful receivables	527	586
Inventory provisions	3,981	2,436
Deferred income taxes	(518)	(1,118)
Tax benefit from issuance of stock under employee stock plan and stock options exercised	7,481	2,904
Changes in assets and liabilities, net of effects of businesses acquired:
(Increase)/decrease in accounts receivable	(902)	120
(Increase)/decrease in inventories	2,403	(5,592)
Increase in prepaid expenses and other current assets	(321)	(1,077)
Decrease in accounts payable	(5,403)	(5,035)
Increase/(decrease) in income taxes payable	(1,939)	927
Increase in accrued payroll and employee benefits	1,210	1,262
Decrease in accrued rebates	(1,549)	(884)
Decrease in restructuring reserve	(711)	(361)
Decrease in accrued interest	(2,868)	(3,192)
Increase in other current liabilities	977	3,091
Net change in other assets and liabilities	(10,894)	721

Net cash provided by operating activities	61,986	52,606
Cash flows from investing activities:
Capital expenditures	(12,030)	(8,537)
Proceeds from sales of property, plant and equipment	1,013	159
Net payments for businesses acquired	(69,218)	—
Payments for intangibles	(1,170)	(750)

Net cash used in investing activities	(81,405)	(9,128)
Cash flows from financing activities:
Proceeds from credit facility	135,500	108,500
Principal payments on credit facility	(122,254)	(146,555)
Proceeds from long-term debt	—	2,469
Principal payments on long-term debt	(354)	(9,345)
Proceeds from exercise of stock options	14,558	8,774
Proceeds from employee stock purchase plan	1,661	1,172

Net cash provided by (used in) financing activities	29,111	(34,985)
Effect of exchange rate changes on cash and cash equivalents	(3,520)	(1,343)

Net increase in cash and cash equivalents	6,172	7,150
Cash and cash equivalents at beginning of period	40,602	22,868

Cash and cash equivalents at end of period	$46,774	$30,018

Supplemental cash flow information:
Cash paid during the period for interest	$17,124	$18,338

Cash paid during the period for income taxes	$19,361	$19,422

See accompanying notes to unaudited condensed consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OVERVIEW AND BASIS OF PRESENTATION

Sybron Dental Specialties, Inc. (“SDS” or the “Company”) and its subsidiaries are leading manufacturers of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the medical profession. The Company’s fiscal year ends on September 30th. The quarters ended June 30, 2005 and 2004 are the third quarters of the Company’s fiscal years 2005 and 2004, respectively.

The Company has prepared the condensed consolidated financial statements presented herein following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

The results and trends in these interim financial statements are not necessarily representative of those for the full year, as revenues, expenses, assets and liabilities can vary during each quarter of the year. The information included in this Quarterly Report on Form 10-Q should only be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2. INVENTORIES

Inventories at June 30, 2005 and September 30, 2004 are presented below.

	June 30, 2005	September 30, 2004
Raw materials and supplies	$21,606	$24,138
Work in process	23,417	20,960
Finished goods	51,171	48,591

	$96,194	$93,689

During the three months ended June 30, 2005, the Company identified an overstatement of inventory at a subsidiary of the Company’s Professional Dental segment relating to prior periods. As a result, inventory was reduced by $1,321 to account for this overstatement and a charge of $1,321 to cost of sales was recorded in the three months ended June 30, 2005. The effect of the overstatement was not material to any prior period or to the three month period ended June 30, 2005.

3. INTANGIBLE ASSETS, NET

Definite lived intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method. Indefinite lived intangible assets are not amortized but rather are tested for impairment annually. The following table details the balances of the intangible assets as of June 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$49,672	$11,762	$37,910
Other	14,791	14,735	56

Total	$64,463	$26,497	37,966

Intangibles Assets Not Subject To Amortization:
Trademarks			14,443

Total Intangible Assets			$52,409

The following table details the balances of the intangible assets as of September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangibles Assets Subject To Amortization:
Proprietary technology	$16,283	$10,084	$6,199
Other	14,791	14,623	168

Total	$31,074	$24,707	6,367

Intangibles Assets Not Subject To Amortization:
Trademarks			9,811

Total Intangible Assets			$16,178

Amortization of intangible assets is included as a component of selling, general and administrative expenses.

4. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits: The Company participates in various defined benefit pension plans covering substantially all of its U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit pension plans, the Company provides certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Certain salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits, if they reach retirement age while working for SDS. In addition, under the current collective bargaining agreement between Kerr Corporation and the United Auto Workers, the bargaining unit employees qualify for postretirement health care benefits. The Company accrues, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy where the Company’s contributions are frozen at the levels equal to the Company’s contributions on December 31, 1988, except where collective bargaining agreements or early retirement agreements prohibit such a freeze.

The following table provides the components of net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,094	$985	$3,282	$2,955	$149	$119	$447	$357
Interest cost	972	820	2,916	2,460	253	205	759	615
Expected return on plan assets	(1,108)	(948)	(3,324)	(2,844)	—	—	—	—
Amortization of prior service cost	24	24	72	72	—	—	—	—
Amortization of actuarial loss	241	302	723	906	153	121	459	363

Net periodic benefit cost	$1,223	$1,183	$3,669	$3,549	$555	$445	$1,665	$1,335

The Company’s funding policy is to generally make annual contributions to its defined benefit pension plans in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under Statement of Financial Accounting Standards (“SFAS”) No. 87 “Employers’ Accounting for Pensions.” The Company made approximately $10,107 in contributions in the quarter ended June 30, 2005. The Company expects to contribute an additional amount of approximately $100 to its pension plan assets in the fourth fiscal quarter of 2005.

5. RESTRUCTURING CHARGES

In the three month period ended March 31, 2005, the Company recorded a restructuring charge of approximately $572 ($389 after tax). The charge was primarily comprised of estimated severance and termination costs associated with the employees whose employment the Company plans to terminate as a result of the consolidation of its Demetron and Orascoptic operations into one facility. In the third quarter of fiscal 2005, the Company reduced the restructuring charge recorded by $8 to reflect a change in its estimate of the severance and termination costs. The Company expects to record additional charges of approximately $315 in the next six months associated with additional severance and facility moving costs. The majority of the 2005 restructuring is expected to be completed by the end of the first quarter of fiscal 2006.

In fiscal 2004, the Company implemented and completed a plan to close its facility in Tijuana, Mexico and as a result of this plan, recorded restructuring charges of $1,471 ($986 after tax) in the fiscal year ended 2004. The charges are recorded as a component of cost of sales and are comprised of severance and termination costs associated with the 246 employees whose employment the Company terminated as a result of the closure. The 2004 restructuring was completed in the first quarter of fiscal 2005 and all severance was paid.

In September 2002, the Company recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge was primarily comprised of severance and termination costs associated with the 71 employees whose employment the Company terminated as a result of the consolidation of several of its European facilities into its Hawe Neos facility in Switzerland. Of the $3,666 restructuring charge, approximately $3,064 was related to cash payments for severance and contractual obligations, $300 for the cash payment of tax liabilities included in income taxes payable while the balance of approximately $302 relates to non-cash charges. The Company completed the 2002 restructuring in fiscal 2004, and made an adjustment to restructuring charges of approximately $200, primarily for over accruals of anticipated costs associated with severance and related costs. A balance of $300 for a tax contingency remains in the Company’s accrued tax liability.

In June 1998, the Company recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2004 the Company made an adjustment to the restructuring charge of approximately $200 relating to over accruals of anticipated costs associated with the restructuring activity. In the third quarter of fiscal 2005, the Company reversed a tax liability accrual of approximately $700 when the determination was made by the Company that it was unlikely that the amount would be paid.

6. SEGMENT INFORMATION

The Company is a global manufacturer and marketer of a broad range of consumable dental products and related small equipment and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. The Company’s subsidiaries operate in two business segments: Professional Dental and Specialty Products.

Our corporate office general and administrative expenses have been allocated to the segments on the basis of their net sales.

The following table presents the results of operations for these business segments for the three month and nine month periods ended June 30:

Three Months Ended June 30,	Professional Dental	Specialty Products	Eliminations	Total
2005
Revenues:
External customer	$86,899	$78,275	$—	$165,174
Intersegment	689	1,181	(1,870)	—

Total revenues	$87,588	$79,456	$(1,870)	$165,174

Gross profit	$46,283	$45,991	$—	$92,274
Selling, general and administrative expenses	29,973	29,018	—	58,991
Operating income	16,310	16,973	—	33,283

2004
Revenues:
External customer	$80,698	$64,820	$—	$145,518
Intersegment	569	1,084	(1,653)	—

Total revenues	$81,267	$65,904	$(1,653)	$145,518

Gross profit	$44,663	$37,206	$—	$81,869
Selling, general and administrative expenses	28,771	23,512	—	52,283
Operating income	15,892	13,694	—	29,586

Nine Months Ended June 30,	Professional Dental	Specialty Products	Eliminations	Total
2005
Revenues:
External customer	$250,353	$228,917	$—	$479,270
Intersegment	2,009	2,936	(4,945)	—

Total revenues	$252,362	$231,853	$(4,945)	$479,270

Gross profit	$137,306	$133,520	$—	$270,826
Selling, general and administrative expenses	90,645	86,585	—	177,230
Operating income	46,661	46,935	—	93,596

2004
Revenues:
External customer	$235,991	$192,305	$—	$428,296
Intersegment	2,481	3,003	(5,484)	—

Total revenues	$238,472	$195,308	$(5,484)	$428,296

Gross profit	$129,212	$107,200	$—	$236,412
Selling, general and administrative expenses	83,084	68,823	—	151,907
Operating income	46,128	38,377	—	84,505

The following table presents the segment assets as of June 30, 2005 compared to the prior fiscal year end:

	Professional Dental	Specialty Products	Total
June 30, 2005	$482,400	$251,562	$733,962
September 30, 2004	$461,140	$185,418	$646,558

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Basic shares outstanding (weighted average)	40,180	38,722	39,882	38,501
Effect of dilutive securities	1,341	1,621	1,476	1,642

Diluted shares outstanding	41,521	40,343	41,358	40,143

Options outstanding during the three month and nine month periods ended June 30, 2005 and 2004 to purchase approximately 3,301 and 60 shares of common stock, respectively, were not included in the computation of dilutive shares because inclusion would be anti-dilutive.

8. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per common share using the treasury stock method. Out-of-the-money stock options (i.e. the average stock price during the period is below the strike price of the stock option) are not included in diluted earnings per common share as their effect is anti-dilutive.

As required under SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated as of the date of grant using an option valuation model. Prior to the three month period ended June 30, 2005, the Company used the Black-Scholes option-pricing model to estimate a valuation for stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plan. During the three month period ended June 30, 2005, the Company conducted an evaluation of the benefits of using a lattice model rather than the Black-Scholes model. A lattice model considers historical patterns of employee exercise behavior and stock price volatility to project an appropriate array of future exercise behaviors, while the Black-Scholes model uses weighted average assumptions about option characteristics. As a result of the evaluation, the Company concluded that a lattice model provides a more accurate estimated valuation for stock options and has adopted a lattice model to estimate the fair value of stock options granted as of April 1, 2005.

The weighted average estimated fair values of stock options granted during the three months and nine months ended June 30, 2005 were $16.49 and $16.33 per share, respectively. The weighted average estimated fair values of stock options granted during the three months and nine months ended June 30, 2004 were $8.11 per share. The weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and nine months ended June 30, 2005 were $8.02 and $8.80 per share, respectively. The weighted average estimated fair values of purchase rights granted pursuant to the Employee Stock Purchase Plan during the three months and nine months ended June 30, 2004 were $4.91 and $5.75 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of each option is assumed to be amortized over its vesting period. The pro forma recognition of compensation expense under the fair value method on net income and earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$20,679	$16,530	$55,156	$45,987
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,451	914	2,953	2,954

Pro forma net income:	$19,228	$15,616	$52,203	$43,033

Earnings per share:
Basic - as reported	$0.51	$0.43	$1.38	$1.19

Basic - pro forma	$0.48	$0.40	$1.31	$1.12

Diluted - as reported	$0.50	$0.41	$1.33	$1.15

Diluted - pro forma	$0.46	$0.39	$1.26	$1.07

The pro forma net income may not be representative of future disclosures since the estimated fair value of stock options granted subsequent to the spin-off is amortized to expense over the vesting period, which was only a partial year in 2001, and additional options may be granted in varying quantities in future years.

In December 2004, the FASB replaced SFAS 123, “Accounting for Stock-Based Compensation”, with FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123R”). FAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company on October 1, 2005, the beginning of fiscal 2006. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At June 30, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $8,086 before income taxes. The Company may incur additional expense during fiscal 2006, which cannot currently be determined, if new awards are granted during the remainder of fiscal 2005 and fiscal 2006. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries are guarantors of the Company’s 8 1/8% Senior Subordinated Notes due 2012 (the “subsidiary guarantors”), on an unsecured senior subordinated basis. Except to the extent necessary to avoid a fraudulent conveyance, the note guarantees are full and unconditional. The notes and the subsidiary guarantees are unsecured and subordinated to all of the Company’s and the subsidiary guarantors’ existing and future unsubordinated debt, including debt under the credit facility entered into on June 6, 2002.

Below are the unaudited condensed consolidating balance sheets as of June 30, 2005 and September 30, 2004, statements of income for the three months and nine months ended June 30, 2005 and 2004, and statements of cash flows for the nine months ended June 30, 2005 and 2004, of the Company, the subsidiary guarantors and non-guarantors subsidiaries.

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

Condensed Consolidating Balance Sheets

	As of June 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(615)	$(838)	$48,227	$—	$46,774
Account receivable, net	34	54,897	52,908	—	107,839
Inventories	—	61,912	34,282	—	96,194
Other current assets	9,735	3,329	6,729	—	19,793

Total current assets	9,154	119,300	142,146	—	270,600
Property, plant and equipment, net	7,886	30,085	45,708	—	83,679
Goodwill	—	197,756	95,892	—	293,648
Intangible assets, net	—	17,620	34,789	—	52,409
Investment in subsidiaries	907,399	—	—	(907,399)	—
Intercompany balances	—	222,070	131,865	(353,935)	—
Other assets	21,884	8,398	3,344	—	33,626

Total assets	$946,323	$595,229	$453,744	$(1,261,334)	$733,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$533	$7,804	$7,049	$—	$15,386
Current portion of long-term debt	82	730	—	—	812
Income taxes payable	(8,551)	15,063	9,921	—	16,433
Accrued expenses and other current liabilities	9,980	23,307	22,439	—	55,726

Total current liabilities	2,044	46,904	39,409	—	88,357
Long-term debt	28,700	54,029	—	—	82,729
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	14,231	—	132	—	14,363
Other liabilities	19,642	85	1,015	—	20,742
Intercompany balances	353,935	—	—	(353,935)	—

Total liabilities	568,552	101,018	40,556	(353,935)	356,191
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	403	3,777	15,981	(19,758)	403
Additional paid-in capital	117,507	307,008	250,203	(557,211)	117,507
Retained earnings	243,312	172,096	127,090	(299,186)	243,312
Accumulated other comprehensive income	16,549	11,330	19,914	(31,244)	16,549

Total stockholders’ equity	377,771	494,211	413,188	(907,399)	377,771

Total liabilities and stockholders’ equity	$946,323	$595,229	$453,744	$(1,261,334)	$733,962

Condensed Consolidating Balance Sheets

	As of September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,402	$(1,801)	$35,001	$—	$40,602
Account receivable, net	7	53,894	50,247	—	104,148
Inventories	—	62,240	31,449	—	93,689
Other current assets	7,458	3,131	5,679	—	16,268

Total current assets	14,867	117,464	122,376	—	254,707
Property, plant and equipment, net	8,564	26,736	47,821	—	83,121
Goodwill	—	199,275	69,493	—	268,768
Intangible assets, net	—	15,980	198	—	16,178
Investment in subsidiaries	741,104	—	—	(741,104)	—
Intercompany balances	—	184,917	75,343	(260,260)	—
Other assets	11,963	9,532	2,289	—	23,784

Total assets	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable	$789	$10,738	$7,985	$—	$19,512
Current portion of long-term debt	109	770	3	—	882
Income taxes payable	11,108	(2,312)	8,423	(130)	17,089
Accrued expenses and other current liabilities	12,715	22,813	20,281	—	55,809

Total current liabilities	24,721	32,009	36,692	(130)	93,292
Long-term debt	10,045	59,544	—	—	69,589
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	11,171	—	1,095	—	12,266
Other liabilities	21,659	—	980	—	22,639
Intercompany balances	260,130	—	—	(260,130)	—

Total liabilities	477,726	91,553	38,767	(260,260)	347,786
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	393	3,944	7,081	(11,025)	393
Additional paid-in capital	93,817	306,949	144,758	(451,707)	93,817
Retained earnings	188,156	142,460	101,439	(243,899)	188,156
Accumulated other comprehensive income	16,406	8,998	25,475	(34,473)	16,406

Total stockholders’ equity	298,772	462,351	278,753	(741,104)	298,772

Total liabilities and stockholders’ equity	$776,498	$553,904	$317,520	$(1,001,364)	$646,558

Condensed Consolidating Statements of Income

	For The Three Months Ended June 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$90,247	$76,797	$(1,870)	$165,174
Cost of sales	299	31,106	43,365	(1,870)	72,900

Gross profit	(299)	59,141	33,432	—	92,274
Selling, general and administrative expenses	6,791	30,517	21,683	—	58,991

Operating income (loss)	(7,090)	28,624	11,749	—	33,283
Other income (expense):
Interest expense	(3,509)	(865)	(30)	—	(4,404)
Amortization of deferred financing fees	—	(414)	—	—	(414)
Income from equity method investments	20,679	—	—	(20,679)	—
Other, net	10,599	(9,274)	(1,633)	—	(308)

Income before income taxes	20,679	18,071	10,086	(20,679)	28,157
Income taxes	—	5,098	2,380	—	7,478

Net income	$20,679	$12,973	$7,706	$(20,679)	$20,679

	For The Three Months Ended June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$81,857	$65,314	$(1,653)	$145,518
Cost of sales	269	28,203	36,830	(1,653)	63,649

Gross profit	(269)	53,654	28,484	—	81,869
Selling, general and administrative expenses	7,335	28,709	16,239	—	52,283

Operating income (loss)	(7,604)	24,945	12,245	—	29,586
Other income (expense):
Interest expense	(3,401)	(1,315)	39	—	(4,677)
Amortization of deferred financing fees	—	(401)	—	—	(401)
Income from equity method investments	16,530	—	—	(16,530)	—
Other, net	11,005	(9,982)	(860)	—	163

Income before income taxes	16,530	13,247	11,424	(16,530)	24,671
Income taxes	—	5,322	2,819		8,141

Net income	$16,530	$7,925	$8,605	$(16,530)	$16,530

Condensed Consolidating Statements of Income

	For The Nine Months Ended June 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$257,706	$226,509	$(4,945)	$479,270
Cost of sales	893	87,698	124,798	(4,945)	208,444

Gross profit	(893)	170,008	101,711	—	270,826
Selling, general and administrative expenses	22,536	92,045	62,649	—	177,230

Operating income (loss)	(23,429)	77,963	39,062	—	93,596
Other income (expense):
Interest expense	(10,637)	(3,335)	(65)	—	(14,037)
Amortization of deferred financing fees	—	(1,245)	—	—	(1,245)
Income from equity method investments	55,156	—	—	(55,156)	—
Other, net	34,066	(28,733)	(4,789)	—	544

Income before income taxes	55,156	44,650	34,208	(55,156)	78,858
Income taxes	—	16,116	7,586	—	23,702

Net income	$55,156	$28,534	$26,622	$(55,156)	$55,156

	For The Nine Months Ended June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236,105	$197,675	$(5,484)	$428,296
Cost of sales	817	85,640	110,911	(5,484)	191,884

Gross profit	(817)	150,465	86,764	—	236,412
Selling, general and administrative expenses	19,785	85,002	47,120	—	151,907

Operating income (loss)	(20,602)	65,463	39,644	—	84,505
Other income (expense):
Interest expense	(10,174)	(4,532)	(72)	—	(14,778)
Amortization of deferred financing fees	—	(1,210)	—	—	(1,210)
Income from equity method investments	45,987	—	—	(45,987)	—
Other, net	30,776	(27,542)	(3,114)	—	120

Income before income taxes	45,987	32,179	36,458	(45,987)	68,637
Income taxes	—	13,048	9,602	—	22,650

Net income	$45,987	$19,131	$26,856	$(45,987)	$45,987

Condensed Consolidating Statements of Cash Flows

	For The Nine Months Ended June 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(66,720)	$76,680	$52,026	$—	$61,986
Cash flows from investing activities:
Capital expenditures	(2,012)	(7,906)	(2,112)	—	(12,030)
Proceeds from sales of property, plant and equipment	—	379	634	—	1,013
Net payments for businesses acquired	—	—	(69,218)	—	(69,218)
Payments for intangibles	—	(979)	(191)	—	(1,170)

Net cash used in investing activities	(2,012)	(8,506)	(70,887)	—	(81,405)
Cash flows from financing activities:
Proceeds from credit facility	135,500	—	—	—	135,500
Principal payments on credit facility	(116,800)	(5,454)	—	—	(122,254)
Principal payments on long-term debt	(90)	(264)	—	—	(354)
Proceeds from exercise of stock options	14,558	—	—	—	14,558
Proceeds from employee stock purchase plan	1,661	—	—	—	1,661

Net cash provided by (used in) financing activities	34,829	(5,718)	—	—	29,111
Effect of exchange rate changes on cash and cash equivalents	(1,202)	2,332	(4,650)	—	(3,520)
Net change in intercompany balances	27,088	(63,825)	36,737	—	—

Net increase (decrease) in cash and cash equivalents	(8,017)	963	13,226	—	6,172
Cash and cash equivalents at beginning of period	7,402	(1,801)	35,001	—	40,602

Cash and cash equivalents at end of period	$(615)	$(838)	$48,227	$—	$46,774

Supplemental cash flow information:
Cash paid during the period for interest	$13,714	$3,410	$—	$—	$17,124

Cash paid during the period for income taxes	$12,021	$—	$7,340	$—	$19,361

	For The Nine Months Ended June 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(13,388)	$31,913	$34,081	$—	$52,606
Cash flows from investing activities:
Capital expenditures	(899)	(4,576)	(3,062)	—	(8,537)
Proceeds from sales of property, plant and equipment	—	92	67	—	159
Payments for intangibles	—	(631)	(119)	—	(750)

Net cash used in investing activities	(899)	(5,115)	(3,114)		(9,128)
Cash flows from financing activities:
Proceeds from credit facility	73,500	35,000	—	—	108,500
Principal payments on credit facility	(71,000)	(75,555)	—	—	(146,555)
Proceeds from long-term debt	—	—	2,469	—	2,469
Principal payments on long-term debt	—	(60)	(9,285)	—	(9,345)
Proceeds from exercise of stock options	8,774	—	—	—	8,774
Proceeds from employee stock purchase plan	1,172	—	—	—	1,172

Net cash provided by (used in) financing activities	12,446	(40,615)	(6,816)	—	(34,985)
Effect of exchange rate changes on cash and cash equivalents	(2,408)	269	796	—	(1,343)
Net change in intercompany balances	58	11,304	(11,362)	—	—

Net increase (decrease) in cash and cash equivalents	(4,191)	(2,244)	13,585		7,150
Cash and cash equivalents at beginning of period	3,817	1,164	17,887	—	22,868

Cash and cash equivalents at end of period	$(374)	$(1,080)	$31,472	$—	$30,018

Supplemental cash flow information:
Cash paid during the period for interest	$13,218	$5,027	$93	$—	$18,338

Cash paid during the period for income taxes	$12,151	$—	$7,271	$—	$19,422

10. ACQUISITIONS

In the first quarter of fiscal 2005, Sybron Canada Limited, one of the Company’s subsidiaries, acquired all of the common shares of Innova LifeSciences Corporation (“Innova”) for approximately $47,814. The purchase price represented a 33 percent premium over Innova’s closing share price of CAD 1.06 on the Toronto Stock Exchange on August 23, 2004, the date on which the Company’s offer to purchase the common shares of Innova for CAD 1.4106 was announced. Innova is a Canadian based manufacturer and marketer of dental implants and markets its products to oral surgeons, periodontists, prosthodontists and general dentists.

In the third quarter of fiscal 2005, Ormco B.V., a subsidiary of the Specialty Products business segment, acquired all of the outstanding shares of Oral Implant Technology GmbH (“Oraltronics”) for approximately $23,559. Oraltronics is headquartered in Bremen, Germany and is engaged in the manufacture and sale of dental implants.

The preliminary allocation of the purchase prices of Innova and Oraltronics to the acquired assets and assumed liabilities based on the estimated fair values of those assets and liabilities is as follows:

	Innova	Oraltronics	Total
Cash	$1,745	$409	$2,154
Accounts receivable, net	2,704	881	3,585
Inventory, net	3,804	1,618	5,422
Goodwill	19,717	7,471	27,188
Intangible assets	21,000	14,208	35,208
Property, plant and equipment	1,017	234	1,251
Other assets	2,559	100	2,659

Total assets acquired	$52,546	$24,921	$77,467

Liabilities assumed	4,732	1,362	6,094

Total purchase price	$47,814	$23,559	$71,373

The Company is obtaining an independent valuation of the major asset categories of acquired assets and liabilities assumed. The Company expects to finalize the purchase price allocations for Innova in the fourth quarter of fiscal 2005 and for Oraltronics in fiscal 2006. Amounts allocated to intangible assets are being amortized on a straight-line basis over five to thirty years, the estimated useful lives of the assets. The condensed consolidated financial statements include the operating results of these businesses from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions is not material.

11. IMPAIRMENT OF LONG-LIVED ASSETS

The Company recorded an impairment charge of $903 in selling, general and administrative expenses in the three months ended March 31, 2005. The impairment charge was related to the Company’s fractional ownership of an aircraft. The Company received notice that the type of aircraft owned is being eliminated from the fleet of the service provider, which will result in the sale of the aircraft at a price less than its net book value. The Company used the quoted market price from the service provider to determine the fair value of the aircraft.

During the three months ended June 30, 2005, the Company ascertained that manufacturing equipment related to a product line within the Specialty Products segment that had been discontinued prior to fiscal 2005 continued to be depreciated as a performing asset. The manufacturing equipment had no other identifiable use and the determination had been made prior to fiscal 2005 to scrap the equipment. The asset should have been recorded as an impaired asset when the decision to scrap the equipment was made. To correct this error, the Company recorded an impairment charge of $289 to cost of sales and a corresponding reduction to property, plant and equipment in the three months ended June 30, 2005. The effect of this error was not material to any affected prior period or to the three month period ended June 30, 2005.

12. REVENUE RECOGNITION

During the quarter ended June 30, 2005, the Company discovered that the Professional Dental segment was erroneously recognizing revenue on inventory shipped to suppliers for additional processing. The cumulative overstatement of net sales and cost of sales, as a result of this practice, for the six months prior to the three months ended June 30, 2005 was approximately $1,630. To correct this error, an entry was made to reduce net sales and cost of sales by $1,630 in the Condensed Consolidated Statements of Income for the three months ended June 30, 2005. The effect of this error was not material to any affected prior period or to the three month period ended June 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended June 30, 2005 and 2004 refer to the third quarters of fiscal 2005 and 2004, respectively.

General

We are a leading global manufacturer and marketer of a broad range of consumable dental products and related small equipment and a manufacturer and distributor of products for use in infection prevention in both the medical and dental markets. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products, small non-consumable equipment and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Specialty Products. We develop, manufacture, and market an array of consumable orthodontic products, small non-consumable endodontic products and implants to orthodontists, endodontic specialists, oral surgeons, prosthodontists and periodontists worldwide.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
Metrex Research Corporation
SpofaDental a.s.

Results of Operations

Overview

Based upon available information, we estimate the growth of the worldwide dental market for the type of products we sell to be between 4% and 6%, with the U.S. market growing at the upper end of the range. We believe that the factors contributing most to the market’s growth are among others things, consumers’ increased desire to retain and improve the appearance of their natural teeth which increases consumers’ demand for endodontic, periodontic, orthodontic, cosmetic and other specialized procedures; the aging baby-boomer segment of the population who we think are more likely to require repair and reconstructive dental procedures, such as root canals and the placement of crowns or bridges; technological advances in dental products which reduce both patient discomfort and treatment time, thereby attracting more patients; an increasing worldwide population, creating more dental patients; and expected growth in per capita discretionary incomes in emerging nations which should result in healthcare, including dental services, becoming a greater priority.

In monitoring our growth, we rely on a number of benchmarks, including internal growth in our domestic and foreign markets, growth from new products and the impact of currency fluctuations. We define internal net sales as total net sales excluding foreign currency fluctuations and including only the organic growth of acquisitions made in the preceding twelve months (Oral Implant Technology GmbH’s (“Oraltronics”) third quarter net sales figures were excluded from the calculation as its net sales for the comparable prior year period were unavailable).

In the third quarter of fiscal 2005, our net sales were $165.2 million, an increase of $19.7 million, or 13.5%, from net sales of $145.5 million in the third quarter of fiscal 2004. The increase in our third quarter fiscal 2005 net sales comprised of internal net sales growth of 8.0%, a 1.8% increase from favorable foreign currency fluctuations, and a 3.7% increase from sales associated with acquisitions made in the preceding twelve month period.

Our overall sales growth in the third quarter of fiscal 2005 was greater than the overall sales growth rate in the third quarter of fiscal 2004, during which our overall sales growth rate was 8.4%. In addition, our internal growth rate in the third quarter of fiscal 2005 of 8.0% was greater than the 5.1% internal net sales growth rate in the corresponding prior year period.

Operating income in the third quarter of fiscal 2005 was $33.3 million, or 20.2% of net sales, compared to operating income of $29.6 million or 20.3% of net sales in the same period of the prior year. Gross profit as a percent of net sales in the third quarter of fiscal 2005 was 55.9%, compared with 56.3% in the same period of the prior year. The decrease in gross profit as a percent of net sales is attributable to a $1.5 million ($1.0 million after tax) adjustment to cost of goods sold for prior period accounting errors, which is described in more detail below, and to unfavorable manufacturing variances that were capitalized in earlier periods and then recognized when the inventory was sold during the third quarter of fiscal 2005. These charges were partially offset by gross profit improvements that resulted from the factory rationalizations that took place in Europe and Mexico in fiscal 2004, continued manufacturing process improvements and favorable changes in geographic mix.

Our interest expense in the third quarter of fiscal 2005 was $4.4 million compared to interest expense of $4.7 million in the comparable prior year period.

Taxes on income in the third quarter of fiscal 2005 were $7.5 million, or 26.6% of income before taxes, a decrease of $0.6 million from the prior fiscal quarter taxes of $8.1 million, or 33.0% of income before taxes.

Prior Period Accounting Errors

During the third quarter of fiscal 2005, we identified accounting errors primarily made at one of the subsidiaries in our Professional Dental segment. Most of these errors related to inventory and were not detected because complete inventory reconciliations were not being performed. We also identified a practice that was being followed at this same location that resulted in revenue being incorrectly recognized when inventory was shipped to suppliers for further processing. These errors, along with a number of other smaller errors, occurred over multiple quarters. The cumulative effect of these prior period errors resulted in a charge in the third quarter of $1.5 million ($1.0 million after tax) to cost of goods sold and a reversal of $1.6 million of revenue and cost of sales that had been improperly recognized earlier in fiscal 2005.

We completed an internal review of the errors and determined that certain accounting personnel at the subsidiary failed to follow proper accounting procedures related to account reconciliations and revenue recognition. Management concluded that the effect of the errors was not material to any of the prior quarters in which they occurred and the correcting entries are not material to the third quarter. Our Audit Committee, following an independent review conducted by outside legal counsel under the direction of the Committee, concurred with management’s conclusion. Management has determined that these failures evidenced two material weaknesses in our internal control over financial reporting in prior periods. We have since improved our internal controls over accounting for inventory. The procedures related to shipping inventory to suppliers for further processing have been improved to provide assurance that revenue is not recognized on these types of shipments.

Since the effects of the identified accounting errors were determined not to be material, after an analysis on both a quantitative and a qualitative basis, correcting entries have been made in the third quarter of fiscal 2005 instead of making prior period adjustments.

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

Net Sales

Net Sales	Fiscal 2005	Fiscal 2004
	(in thousands)
Professional Dental	$86,899	$80,698
Specialty Products	78,275	64,820

Total Net Sales	$165,174	$145,518

Overall Company. Net sales for the quarter ended June 30, 2005 increased by $19.7 million, or 13.5%, from the corresponding fiscal 2004 quarter.

Professional Dental. For the third quarter of fiscal 2005, net sales in the Professional Dental segment increased $6.2 million or 7.7% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 5.9% over the same period in the prior year and sales growth from foreign currency fluctuations of 1.8% over the third quarter of fiscal 2004. Internal net sales of Professional Dental consumable products increased 8.3%. The Professional Dental segment’s internal net sales growth rate improved to 5.9% for the third quarter of fiscal 2005, compared to the third quarter of the prior year when the segment experienced an internal net sales decrease of 0.7%. The increase in the segment’s internal net sales is attributable to an increase in the sales of its consumable products in the third quarter of fiscal 2005, which grew 8.3%, compared to an internal net sales growth rate of 3.7% of its consumable products in the same period of the prior year. The segment’s internal net sales growth rate occurred primarily in the U.S. market, where the growth rate was 10.3% in the third quarter of fiscal 2005, compared to an internal net sales growth rate of 0.5 % in the same period of the prior year. Internal net sales growth in the segment’s international markets in the third quarter of fiscal 2005 increased to 0.5% from a decrease of 2.2% in the third quarter of fiscal 2004. The increase in the international market sales growth is primarily attributable to European sales. The overall net sales growth of the Professional Dental segment is primarily attributable to an increase in the net sales of its Premise nanocomposite, Maxcem self-adhesive cement, a new high resolution loupe from its Orascoptic subsidiary and its line of infection prevention products. While the segment’s consumable products continue to grow, it continued to experience the same decline it experienced in fiscal 2004 in the net sales of its LED curing light. The LED curing light, which was introduced in fiscal 2003 and is unlike our consumable products that generate consistent sales and cannot be reused, has a life span of 4 to 5 years. The introduction of our next generation LED curing light in the fourth quarter of fiscal 2005 should reduce the decline. We anticipate that internal net sales for our Professional Dental segment will continue to grow within the historical range of 4% to 6% during the remainder of fiscal 2005, as a result of the sales of products such as Premise and Maxcem, along with AlgiNot, a replacement for alginate impression material and our new Demetron LED II curing light.

Specialty Products. During the third quarter of fiscal 2005, net sales in the Specialty Products segment increased $13.5 million or 20.8% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 10.3% over the same period in the prior year, sales growth from currency fluctuations of 1.8%, and sales growth from acquired companies of 8.7%. The internal net sales growth of 10.3% overall was comprised of internal net sales growth of 12.5% internationally and 8.2% domestically. The segment’s growth rate in the international market is primarily the result of increased sales in Europe. The products that significantly contributed to the net sales increase for the Specialty Product segment include our family of Damon products, dental implants, the Elements Obturation Unit, nickel-titanium (“Ni-Ti”) files and products made by our orthodontic laboratory. We plan to continue to focus our selling efforts on the Damon self-ligating bracket system, our Inspire Ice line of brackets, dental implant products and Ni-Ti endodontic files, as we believe these product lines have the greatest potential for increasing the sales of our Specialty Products segment over the next twelve months.

Gross Profit

Gross Profit	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$46,283	53.3%	$44,663	55.3%
Specialty Products	45,991	58.8	37,206	57.4

Total Gross Profit	$92,274	55.9%	$81,869	56.3%

Overall Company. Gross profit for the quarter ended June 30, 2005 increased by $10.4 million or 12.7% from the corresponding fiscal 2004 quarter.

Professional Dental. During the third quarter of fiscal 2005, gross profit as a percent of net sales in the Professional Dental segment was 53.3% versus 55.3% during the same period of the prior year. The decline in gross profit as a percent of net sales in the Professional Dental segment resulted from the correction of prior period accounting errors, unfavorable currency fluctuations that impacted one of our foreign-based manufacturing facilities, as well as unfavorable manufacturing variances that were capitalized in earlier periods and then recognized as the Company sold that inventory during the third quarter of fiscal 2005. These charges were partially offset by continued manufacturing process improvements and favorable changes in geographic mix.

Specialty Products. During the third quarter of fiscal 2005, gross profit as a percent of net sales in the Specialty Products segment was 58.8% versus 57.4% in the same period of the prior year. The increase in gross profit in the Specialty

Products segment resulted from favorable currency fluctuations and reductions in manufacturing costs resulting from the segment’s rationalization efforts that took place in Mexico in fiscal 2004. These improvements were partially offset by increased rebate provisions during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$29,973	34.5%	$28,771	35.7%
Specialty Products	29,018	37.1	23,512	36.3

Total Selling, General and Administrative Expenses	$58,991	35.7%	$52,283	35.9%

Overall Company. Selling, general and administrative expenses for the quarter ended June 30, 2005 increased by $6.7 million or 12.8% from the corresponding fiscal 2004 quarter. All corporate general and administrative expenses are allocated to the Company’s business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. During the third quarter of fiscal 2005, selling general and administrative expenses in the Professional Dental segment increased $1.2 million or 4.2% over the third quarter of fiscal 2004. As a percent of net sales, selling, general and administrative expenses in the Professional Dental segment decreased to 34.5% of net sales in the third quarter of 2005 versus 35.7% in the same period of fiscal 2004. This decrease in selling, general and administrative expenses as a percent of sales was primarily due to foreign currency transaction gains in the third quarter of fiscal 2005 as opposed to foreign currency transaction losses in the corresponding quarter of fiscal 2004, partially offset by increased incentive accruals due to the improved performance of the Professional Dental segment.

Specialty Products. During the third quarter of fiscal 2005, selling, general and administrative expenses in the Specialty Products Segment increased $5.5 million or 23.4% over the third quarter of fiscal 2004. As a percent of sales, selling, general and administrative expenses were 37.1% of net sales versus 36.3% of net sales during the same period in the prior year. This increase in selling, general and administrative expenses as a percentage of sales was primarily due to the acquisitions of our implantology subsidiaries, which have a higher selling, general and administrative expense as a percent of net sales than our other operations.

Operating Income

Operating Income	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$16,310	18.8%	$15,892	19.7%
Specialty Products	16,973	21.7	13,694	21.1

Total Operating Income	$33,283	20.2%	$29,586	20.3%

As a result of the foregoing, operating income for the quarter ended June 30, 2005 increased by 12.5% or $3.7 million from operating income in the corresponding quarter of fiscal 2004 but decreased as a percent of net sales by 0.1%.

Interest Expense

Our interest expense in the third quarter of fiscal 2005 was $4.4 million compared to interest expense of $4.7 million in the comparable prior year period. Our average debt outstanding during the quarter was $226.6 million and our average interest rate was 7.02%, compared to the average debt we had outstanding in the third quarter of fiscal 2004 of $240.6 million and an average interest rate for that quarter of 7.70%. The decrease in the average interest rate is the result of the maturity of one of our interest rate swaps on March 31, 2005, which carried a higher interest rate than our adjustable rate debt. However, we do not expect the reduction in interest rate to continue in the remainder of fiscal 2005 as we continue to reduce our floating rate debt, which carries a lower interest rate than our fixed rate debt. Debt is expected to decrease over the remainder of the fiscal year unless we make any significant acquisitions.

Income Taxes

Taxes on income in the third quarter of fiscal 2005 were $7.5 million, or 26.6% of income before taxes, a decrease of $0.7 million from the prior fiscal quarter taxes of $8.1 million, or 33.0% of income before taxes. During the third quarter of 2005, it was determined that it was no longer necessary to maintain several accruals established for potential domestic and foreign tax liabilities. As a result, the accruals, totaling $1.5 million were reversed. We continue to maintain cash balances at several of our foreign subsidiaries that is in excess of traditional working capital requirements. We have evaluated the impact of the portion of the American Jobs Creation Act of 2004 which allows for the repatriation of foreign earnings at favorable tax rates, and have concluded that it does not provide a significant benefit for us due to the level of our historical repatriations of cash and intercompany loans.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004

Net Sales

Net Sales	Fiscal 2005	Fiscal 2004
	(in thousands)
Professional Dental	$250,353	$235,991
Specialty Products	228,917	192,305

Total Net Sales	$479,270	$428,296

Overall Company. Net sales for the nine months ended June 30, 2005 increased by $51.0 million, or 11.9%, from the corresponding fiscal 2004 period.

Professional Dental. In the nine months ended June 30, 2005 net sales in the Professional Dental segment increased by $14.4 million, or 6.1% from the corresponding fiscal 2004 period. Internal net sales grew 4.0% while foreign currency fluctuations increased sales 2.3% and exited product lines decreased sales by 0.2%. In addition, sales of the Professional Dental segment’s consumable products grew 6.4%. Sales in the nine months ended June 30, 2005 were positively impacted by continued growth of Premise nanocomposite, and Maxcem self-adhesive cement.

Specialty Products. In the nine months ended June 30, 2005, net sales in the Specialty Products segment increased by $36.6 million or 19.0%. Internal net sales grew 9.9% while foreign currency fluctuations increased sales 2.3% and sales from acquired companies increased sales 6.8% over the corresponding period of fiscal 2004. Sales were positively impacted by additional account conversions to the Damon 3 self-ligating bracket. We continue to generate double-digit sales growth in our line of endodontic products, driven by strong sales of the Elements Obturation device and nickel-titanium files, as well as in our Inspire Ice line of brackets.

Gross Profit

Gross Profit	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$137,306	54.8%	$129,212	54.8%
Specialty Products	133,520	58.3	107,200	55.7

Total Gross Profit	$270,826	56.5%	$236,412	55.2%

Overall Company. Gross profit for the nine months ended June 30, 2005 increased by $34.4 million or 14.6% from the corresponding fiscal 2004 period.

Professional Dental. During the nine months ended June 30, 2005, gross profit as a percent of net sales in the Professional Dental segment was 54.8% versus 54.8% during the same period of the prior year. Factors that negatively impacted gross profit included the correction of prior period accounting errors, unfavorable currency fluctuations that impacted one of our international manufacturing facilities, as well as unfavorable manufacturing variances that we capitalized in earlier periods and then recognized as we sold that inventory during the nine months ended June 30, 2005. These factors were offset by continued manufacturing improvements, favorable changes in geographic mix and improved raw materials pricing at our infection prevention subsidiary.

Specialty Products. During the nine months ended June 30, 2005, gross profit as a percent of net sales in the Specialty Products segment was 58.3% versus 55.7% in the same period of the prior year. The increase in gross profit as a percent of net sales in the Specialty Products segment resulted from favorable currency fluctuations, reductions in manufacturing costs resulting from the segment’s rationalization efforts that took place in Mexico in fiscal 2004, and restructuring costs that had been incurred in the same period of fiscal 2004. These improvements were offset by increased rebate provisions, as well as increased royalty expense that resulted from changes in our product mix. We currently pay royalties on some of our fastest growing product lines and expect royalty expense, as a percent of net sales, to increase over the remainder of the fiscal year.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$90,645	36.2%	$83,084	35.2%
Specialty Products	86,585	37.8	68,823	35.8

Total Selling, General and Administrative Expenses	$177,230	37.0%	$151,907	35.5%

Overall Company. Selling, general and administrative expenses for the nine months ended June 30, 2005 increased by $25.3 million or 16.7% from the corresponding fiscal 2004 period. All corporate general and administrative expenses are allocated to the Company’s business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. Selling, general and administrative expenses for the nine months ended June 30, 2005 increased for the Professional Dental segment by $7.6 million, or 9.1% over the same period of fiscal 2004. Selling, general and administrative expenses as a percent of net sales increased from 35.2% in the nine months ended June 30, 2004 to 36.2% in the nine months ended June 30, 2005. The increase in selling, general and administrative expenses as a percent of sales was driven by increased selling and marketing expenses related to new product introductions as well as restructuring charges related to the rationalization of the segment’s Demetron facility. These increases were partially offset by gains on foreign currency fluctuations that were greater than those of the same period of fiscal 2004.

Specialty Products. Selling, general and administrative expenses for the nine months ended June 30, 2005, increased for the Specialty Products segment by $17.8 million or 25.8% over the same period of fiscal 2004. In the nine months ended, June 30, 2005, selling, general and administrative expenses as a percent of net sales increased to 37.8% versus 35.8% during the same period of the prior year. The increase in selling, general and administrative expenses was driven by the acquisitions of our implantology subsidiaries, which have a higher selling, general and administrative expense as a percent of net sales than our other operations.

Operating Income

Operating Income	Fiscal 2005	Percent of Net Sales	Fiscal 2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$46,661	18.6%	$46,128	19.5%
Specialty Products	46,935	20.5	38,377	20.0

Total Operating Income	$93,596	19.5%	$84,505	19.7%

As a result of the foregoing, operating income for the nine months ended June 30, 2005 increased by 10.8% or $9.1 million from operating income in the corresponding fiscal 2004 period but decreased as a percent of net sales by 0.2%.

Interest Expense

Interest expense was $14.0 million in the first nine months of fiscal 2005, a decrease of $0.7 million from the corresponding fiscal 2004 period. The decrease resulted from a reduction in average debt balances from $255.3 million in the first nine months of fiscal 2004 to $237.8 million in the first nine months of fiscal 2005 and the decrease in the average interest rate on debt from 7.61% in fiscal 2004 to 7.57% in fiscal 2005. The debt repaid in the first nine months of fiscal 2005 was adjustable rate debt with a lower average interest rate than the remaining debt. We expect to experience a slight increase in our average interest rate in the remaining quarter of fiscal 2005, as we anticipate continuing to pay down our adjustable rate debt, which has a lower interest rate than our fixed rate debt. Debt is expected to decrease over the remainder of the fiscal year unless we make any significant acquisitions.

Income Taxes

Taxes on income in the first nine months of fiscal 2005 were $23.7 million, or 30.1% of income before taxes, an increase of $1.0 million from taxes of $22.7 million in the first nine months of fiscal 2004, or 33.0% of income before taxes. During the third quarter of fiscal 2005, it was determined that it was no longer necessary to maintain several accruals established for potential domestic and foreign tax liabilities due to the unlikelihood of payment and expiration of the statute of limitations. As a result, the accruals, which totaled $1.5 million, were reversed.

Critical Accounting Estimates Update

Refer to our Annual Report on Form 10-K for the year ended September 30, 2004 for a discussion of critical accounting estimates. During the three months ended June 30, 2005, there were no material changes to these policies, except for the update described below.

Pensions and Other Postretirement Benefits. We have a June 30 measurement date for our pension plans. As of October 1, 2004, the discount rate was 6.25%. Based on current market conditions as of June 30, 2005 we lowered the discount rates for our pension plans. The discount rate for the Kerr UAW Union Retirement Plan was lowered to 5.0% and the discount rate for the Retirement Security Plan was lowered to 5.25%. These discount rates will become effective October 1, 2005, but were used to determine the accumulated benefit obligation as of June 30, 2005. As a result, we made a $10.1 million contribution to our pension plans in the three months ended June 30, 2005.

Liquidity and Capital Resources

Our main source of liquidity is cash generated by operating activities and, to a lesser extent, borrowings under our credit facility (“Credit Facility”). The borrowings under our Credit Facility are made from our $150.0 million revolving credit facility, which is part of our $350 million syndicated credit facility. As of June 30, 2005, $126.6 million of the $150.0 million revolving credit facility was available for borrowing.

Cash provided by operations for the nine months ended June 30, 2005 was $62.0 million, as compared to $52.6 million in the comparable prior year period. The increase in cash provided by operations was primarily the result of the increase in net income and a decrease in inventories, partially offset by a contribution to our defined benefit plans. The defined benefit contribution was the result of a decrease in the discount rate as of the June 30, 2005 measurement date. As a result of the improved cash flow from operations, working capital increased to $182.2 million at June 30, 2005 from $161.4 million at September 30, 2004. The current ratio increased to 3.1:1 at June 30, 2005 from 2.7:1 at September 30, 2004, primarily as a result of $62.0 million in cash provided by operating activities, $13.2 million in net borrowings, and $16.2 million received from stock option exercises and the employee stock purchase plan; partially offset by $12.0 million in capital expenditures and $69.2 million paid for acquisitions.

Days sales outstanding (“DSO”) was 58.5 days at June 30, 2005, as compared to 59.3 days at June 30, 2004, and 58.8 days at September 30, 2004. Inventory days were 121 as of June 30, 2005, as compared to 133 days at September 30, 2004.

Capital expenditures for property, plant and equipment were $12.0 million and $8.5 million for the first nine months of fiscal 2005 and fiscal 2004, respectively. We estimate our capital expenditures for all of fiscal 2005 to total $17 to $19 million.

Net cash provided by financing activities for the nine months ended June 30, 2005 was $29.1 million, as compared to $35.0 million net cash used in financing activities for the same period in fiscal 2004. Cash received from the exercise of stock options and the employee stock purchase plan of $16.2 million contributed to the net cash provided by financing activities in the nine month period ended June 30, 2005, as well as amounts borrowed to finance the acquisitions of Innova LifeSciences and Oraltronics.

We expect to be able to finance our ordinary cash requirements, including capital expenditures, debt service and operating leases from the funds generated from operations and amounts available under our existing Credit Facility.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. One of our debt covenants allows us to pay a maximum of $65.0 million in aggregate per fiscal year for foreign acquired businesses. Since the beginning of the fiscal year, we have completed two foreign acquisitions, Innova LifeSciences and Oraltronics, for which we paid $71.4 million in aggregate consideration. Therefore, we obtained a waiver of this covenant during the three month period ended June 30, 2005 to permit the acquisition of Oraltronics. With that waiver, we were in compliance with all debt covenants as of June 30, 2005.

New Accounting Pronouncements

In December 2004, the FASB replaced SFAS 123, Accounting for Stock-Based Compensation, with FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123R). FAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us on October 1, 2005, the beginning of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At June 30, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that we expect to record during fiscal 2006 was approximately $8,086 before income taxes. We may incur additional expense during fiscal 2006, which cannot currently be determined, if new awards are granted during the remainder of fiscal 2005 and fiscal 2006. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

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

We presently have, and will continue to have, a substantial amount of indebtedness which requires significant interest payments. As of June 30, 2005, we had $233.5 million in total long-term borrowings (including current portion), and $377.8 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test in certain circumstances. As of June 30, 2005, goodwill and other intangible assets with indefinite lives represented approximately 42% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

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

Our foreign operations include manufacturing facilities in Canada, Switzerland, Italy, Germany, the Czech Republic and Mexico. Accordingly, an event that has a material adverse impact on our foreign operations may materially adversely affect our operations as a whole. The business, regulatory and political environments in countries where we have operations differ from those in the United States and our foreign operations are exposed to a number of inherent risks, including, but not limited to:

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

Failure to maintain an effective system of internal control over financial reporting could harm our business.

Designing and maintaining effective internal control over financial reporting is expensive and requires considerable attention from management, employees, and expert outside advisers. Internal controls, however well designed and operated, cannot provide absolute assurance that the objectives of the controls will be met. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we and our independent registered public accounting firm evaluate and assess the effectiveness of our internal control over financial reporting. This requirement becomes applicable for us on September 30, 2005. At June 30, 2005, we identified two material weaknesses in our internal controls over inventory and revenue recognition. These weaknesses, which we believe have been remediated, or any actual failure of our internal controls, could harm the financial position of our business, reduce investor confidence in our company, cause a decline in the market price for our common stock, and subject us to costly litigation.

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

For fiscal year 2005, our projected total foreign currency exposure is estimated to be approximately 80.8 million euros, 786.7 million Japanese yen, 7.7 million Canadian dollars, 17.5 million Australian dollars, 11.6 million Mexican peso, 60.8 million Czech koruna, and 18.1 million Swiss francs. We have put in place a strategy to manage our euro, Japanese yen, and Australian dollar cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, Mexican peso, Czech koruna and Swiss franc at June 30, 2005.

At June 30, 2005, an unrealized gain of $1.3 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of June 30, 2005 are as follows (in thousands, except rates):

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	05/18/2004	04/15/2005	09/15/2005	10,500	1.17	1.22
Euro	10/22/2004	10/14/2005	12/15/2005	9,000	1.25	1.28
Euro	12/23/2004	01/17/2006	03/15/2006	9,000	1.33	1.39
Euro	03/18/2005	04/17/2006	06/15/2006	9,000	1.33	1.37
Yen	05/18/2004	04/15/2005	09/15/2005	180,000	115.00	107.30
Yen	10/21/2004	10/14/2005	12/15/2005	150,000	108.00	100.88
Yen	12/23/2004	01/17/2006	03/15/2006	150,000	104.00	94.80
Yen	03/18/2005	04/17/2006	06/15/2006	120,000	104.00	95.33
AUD	06/24/2004	07/15/2005	09/15/2005	1,800	0.67	0.68
AUD	10/21/2004	10/14/2005	12/15/2005	1,800	0.71	0.72
AUD	12/23/2004	01/17/2006	03/15/2006	1,800	0.74	0.75
AUD	03/18/2005	04/17/2006	06/15/2006	1,800	0.75	0.80

In June 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap transaction to hedge our net investment in SDS Japan. The agreements have effective dates of June 27, June 28, and July 1, 2002, and are contracts to exchange U.S. dollar principal aggregating a total amount of $45.0 million in exchange for a Swiss franc principal aggregating a total amount of CHF$67.5 million and U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen amount of 486.0 million. Both the Swiss franc contracts and the Japanese yen contract mature on June 15, 2007. The mechanics of the agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us on the U.S. dollar leg of the agreements is a rate equal to the Senior Subordinated Notes rate of 8.125% while the fixed interest rate to be paid by us on the Swiss franc leg of the agreements ranges from 6.39% to 6.45% and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

The following are the details of the cross currency debt swaps (amounts in millions, except rates):

Trade Date	Effective Date	Maturity	US$	Interest	FX Amt	Interest
06/25/02	06/27/02	06/15/07	$15.0	8.125%	CHF 22.50	6.450%
06/26/02	06/28/02	06/15/07	$15.0	8.125%	CHF 22.50	6.390%
06/27/02	07/01/02	06/15/07	$7.5	8.125%	CHF 11.25	6.390%
06/27/02	07/01/02	06/15/07	$7.5	8.125%	CHF 11.25	6.390%
06/25/02	06/27/02	06/15/07	$4.0	8.125%	JPY 486.00	3.650%

At June 30, 2005, an unrealized loss of $6.4 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of June 30, 2005. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. Fair value for fixed rate debt is based upon quoted market prices. Fair value for variable interest rate debt approximates the principal amount of the debt. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending June 30,
Liabilities	2006	2007	2008	2009	2010	Thereafter	Fair Value
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$159,937
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$812	$747	$766	$56,827	$563	$23,826	$83,541
Average Interest Rate	5.416%	5.491%	5.591%	5.731%	5.871%	6.016%

For the quarter ended June 30, 2005, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.02 million. At June 30, 2005, an unrealized loss of $0.3 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of June 30, 2005 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Three Months Ended June 30, 2005	Fair Value (Pre-tax)
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	24.1	438.6

Total	$25,345					$24.1	$438.6

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Office and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

We have concluded that two material weaknesses existed in the Company’s internal control over financial reporting that affected prior periods. The weaknesses resulted in a failure to correctly record a variety of inventory transactions and the improper recognition of revenue for shipments of inventory to suppliers for further processing. The weaknesses were predominately associated with a facility in Romulus, Michigan, which is operated by the Company’s Professional Dental segment.

The weakness related to the improper recording of the inventory transactions involved items such as the failure to properly account for product samples used at trade shows and intercompany inventory in transit, the failure of an interface between a labor reporting system and the general ledger system, and the incorrect recording of several manual journal entries. The weakness was only recently detected because the plant controller and the cost accountant at the Romulus facility had not been performing complete monthly reconciliations of the general ledger inventory account balance due to their lack of understanding of several system modules that had been recently installed at the Romulus facility. Complete monthly reconciliations would have identified many of the transactions not recorded in accordance with generally accepted accounting principles. The Company’s internal audit department, as a part of its testing of internal controls, identified the failure by the cost accountant and plant controller to perform the reconciliations. A reconciliation of the general ledger inventory account has since been completed and examined in detail by the Company’s internal audit department and its corporate controller. In addition, a physical count of the inventory at the Romulus facility was taken.

The improper recognition of revenue was discovered during the reconciliation of the general ledger inventory account. We learned that the Romulus facility was sending inventory to third party vendors for further processing, that the vendors were being invoiced for the value of the inventory, the invoiced amount was being recorded as revenue, and the vendors, after performing their value-added processing to the inventory, were shipping it back to the Romulus facility for sale to third party customers. Under those circumstances, the recognition of revenue when the inventory was shipped to the vendors was incorrect.

The Company conducted a review to determine the extent of the practice of recording as revenue the shipment of in-process inventory to third party vendors. A listing of vendors associated with the Romulus facility was created and compared to a list of customers. In addition, inquiry was made of personnel in the purchasing, accounts receivable, and finance departments to identity all third party vendors to whom shipments of inventory for processing were being recorded as revenue. Management believes it has identified all the vendors to whom shipments of inventory for processing were being recorded as revenue.

The Company has taken steps to improve its internal controls over accounting for inventory. Those steps include, among others, the following items:

•	the replacement of the cost accountant and plant controller at our Romulus facility;

•	an update to the physical inventory procedures to clearly indicate which system reports should be used;

•	the creation of a procedure requiring that all manual entries be reviewed by the cost accounting leader responsible for the general ledger affected by the entry;

•	the implementation of a system designed to report labor interface failures; and

•	the implementation of procedures designed to ensure that all inventory accounts are reconciled on a monthly basis and reviewed.

The Company has also implemented the following remedial measures related to the shipment of inventory to suppliers for further processing to ensure that revenue is not recognized on these types of shipments:

•	the sales department and the credit department are now both required to approve the creation of any new customer accounts; and

•	purchasing department employees have been trained on the correct manner in which to record the inventory shipped to the vendors.

In addition to addressing the internal controls at the Romulus facility, the Company requested its internal audit department identify those operating locations of the Company considered to either be a significant entity or have accounts which were considered significant in the aggregate and then survey the financial personnel at those locations to determine whether those locations had any significant account reconciliation issues. The Company’s Chief Financial Officer also spoke with a senior financial department representative at each location responsible for one or more general ledger balances and asked a series of questions designed to identify, for their general ledgers, the existence of any accounting issues and any incorrect entries similar to those made at Romulus. The Company did not identify any material weaknesses as a result of the internal audit survey or the questions posed by the Chief Financial Officer.

The Company’s management has concluded that the effect of the errors was not material to any of the prior quarters in which they occurred and the correcting entries are not material to the three month period ended June 30, 2005. The Company’s Audit Committee, following an independent review conducted by outside legal counsel under the direction of the Committee, concurred with management’s conclusion.

Changes in Internal Control Over Financial Reporting: As described above, changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities and Exchange Act of 1934 were implemented by the Company during the three months ended June 30, 2005, in order to remediate two material weaknesses in the Company’s internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares deemed to be repurchased from an employee in the third quarter of fiscal 2005 when the employee delivered already owned shares by attestation to pay the exercise price and withholding taxes in connection with the exercise of stock options.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/2005-04/30/05	14,979	$37.195	—	$ —
05/01/2005-05/31/05	—	$—	—	$ —
06/01/2005-06/30/05	—	$—	—	$ —

Total	14,979	$37.195	—	$ —

ITEM 6. Exhibits

See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: August 9, 2005	/s/ BERNARD J. PITZ
Bernard J. Pitz, Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

10.1	Second Amendment to Termination Agreement, effective as of November 16, 2004 between the Registrant and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated March 31, 2005

10.2	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement	Exhibit 10.1 to the Registrant’s Form 8-K dated May 4, 2005

10.3	Form of Indemnification Agreement for Directors	Exhibit 10.2 to the Registrant’s Form 8-K dated May 4, 2005

10.4	Form of Executive Employment Agreement between the Registrant and Executive Officers	Exhibit 10.1 to the Registrant’s Form 8-K/A dated May 10, 2005

10.5	Form of Indemnification Agreement for Officers	Exhibit 10.2 to the Registrant’s Form 8-K/A dated May 10, 2005

10.6	Full and Complete Release of Liability between the Registrant and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated May 12, 2005

10.7	Consulting Agreement between the Registrant and Gregory D. Waller	Exhibit 10.2 to the Registrant’s Form 8-K dated May 12, 2005

31.1	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002		X