Form 10-Q/A
period 2005-06-30
SYBRON DENTAL SPECIALTIES INC
filed 2005-10-31
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended report on Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed to make corrections to Item 1 and Item 2 of Part I.

Note 8 in Item 1 has been amended as follows: the last paragraph, which appears on page 12, has been amended to change “$8,086 before income taxes” to “$8,086 after income taxes” in the third to last sentence in that paragraph, and to revise the second to last sentence in that paragraph, to state that this amount does not include expense related to any options that may be granted subsequent to June 30, 2005.

Item 2 has been amended as follows: the first paragraph under the heading “New Accounting Pronouncements,” which appears on page 27, has been amended to make the same changes as in Note 8 in Item 1.

Other items in this report on Form 10-Q/A are not amended.

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

In December 2004, the FASB replaced SFAS 123, “Accounting for Stock-Based Compensation”, with FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123R”). FAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company on October 1, 2005, the beginning of fiscal 2006. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At June 30, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $8,086 after income taxes. This amount does not include expense related to any options that may be granted subsequent to June 30, 2005. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

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

New Accounting Pronouncements

In December 2004, the FASB replaced SFAS 123, Accounting for Stock-Based Compensation, with FASB Statement No. 123 (revised 2004), Share-Based Payment, (FAS 123R). FAS 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us on October 1, 2005, the beginning of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At June 30, 2005, unamortized compensation expense, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $8,086 after income taxes. This amount does not include expense related to any options that may be granted subsequent to June 30, 2005. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

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

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: October 31, 2005	/s/ BERNARD J. PITZ
Bernard J. Pitz, Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

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