Form 10-K
period 2005-09-30
SYBRON DENTAL SPECIALTIES INC
filed 2005-12-14
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-16057

Sybron Dental Specialties, Inc.

(Exact name of registrant as specified in charter)

Delaware	100 Bayview Circle, Suite 6000 Newport Beach, California	92660	33-0920985
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code:

(949) 255-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Each Class Registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights (associated with the Common Stock)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on March 31, 2005, the last business day of our most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $954,046,000. Shares of Common Stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At December 5, 2005, there were 40,405,156 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed for its Annual Meeting of Stockholders to be held on February 8, 2006 are incorporated by reference into Part III of this Form 10-K.

SYBRON DENTAL SPECIALTIES, INC.

TO

2005 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. Business

General

Business and Products

Sybron Dental Specialties, Inc. was incorporated in Delaware on July 17, 2000 and is a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the medical profession. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products, small non-consumable equipment and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Specialty Products. We develop, manufacture, and market an array of consumable orthodontic and implant products, as well as small non-consumable dental products, to orthodontists, endodontic specialists, oral surgeons, prosthodontists, and periodontists worldwide.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
Metrex Research Corporation	Oraltronics Dental Implant Technology GmbH
SpofaDental a.s.

We market our products in the United States and abroad under brand names such as Kerr®, Ormco®, Metrex®, Pinnacle®, Demetron®, KerrHawe®, AOA™, SybronEndo™, Oraltronics®, and Innova™, which are well recognized in the dental and orthodontics industries.

Terms; Year References

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised the dental business of our former parent company, Apogent Technologies Inc. (“Apogent”), prior to our spin-off from Apogent in December 2000. Our fiscal year ends September 30. All references to a particular year mean the fiscal year ended September 30 of that year, unless we indicate otherwise. See “Transactions and Agreements between Apogent and SDS” below on page 10 of this Annual Report.

Business Strategy

The key elements of our strategy to become a premier global supplier of high quality dental, infection prevention, orthodontic, dental implant and endodontic products are:

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

Consistently Improve Our Efficiency. We continuously pursue opportunities to maximize cost savings. As a result, we regularly evaluate our manufacturing processes to determine optimal production strategies, and we will transfer production from one facility to another or rationalize higher-cost facilities when necessary. In addition, we consistently seek to rationalize manufacturing, warehousing and customer service operations to centralized facilities wherever possible. In fiscal 2005, we consolidated our Demetron and Orascoptic operations into one facility. In fiscal 2004, we consolidated five of SpofaDental’s facilities into one facility, located in the Czech Republic, which now handles all of SpofaDental’s manufacturing and distribution. We also closed our production facility in Tijuana, Mexico during fiscal 2004 and transferred the production from that facility to our other facilities in Mexico.

Increase Revenue Opportunities within Existing Marketplace. We continuously seek to broaden our portfolio of product offerings to maximize the opportunities within our existing customer base. For example, through acquisitions, we acquired products such as chair covers, barrier products, infection prevention products, disposable air/water syringes, and dental implants; and through our research and development efforts, we added new products such as our Demetron LED II curing light and AlgiNot impression material.

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

Since 1993, we have made 31 acquisitions in the United States and abroad. Since the beginning of fiscal 2001, we have completed nine acquisitions, the most recent of which was the acquisition in June 2005 of Oraltronics Dental Implant Technology GmbH (“Oraltronics”), a manufacturer of dental implants. In October 2004, we acquired Innova LifeSciences Corporation (“Innova”), also a manufacturer of dental implants. In July 2004, we acquired a product line from Bioplant Products, Inc. that is used to promote bone regeneration following the extraction of a tooth. In August 2003, we acquired SpofaDental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe.

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

Business Segments

Professional Dental. Products in our Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, dental burs, impression materials, magnification lenses, and curing lights used in general dentistry; waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories; and disposable infection prevention products for dental equipment and offices, high level disinfectants and sterilants, and enzymatic cleaners and instruments care solutions for medical and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

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

Expansion of products in this segment through acquisitions include the 1994 purchase of Demetron Research Corp., a manufacturer of lights used by dentists to cure composite filling materials applied to teeth. These products complemented Kerr’s line of composite filling materials, which it enhanced by acquiring E&D Dental Products, Inc. and its line of composites in 1996. Kerr added to its offering of dental lab products with the acquisition of belle de st. claire inc. in 1996. In 1997, it added diamond dental burs to the considerable line of dental burs manufactured by Sybron Canada Limited, with the acquisition of the assets of Precision Rotary Instruments, Inc. In 1999, Pinnacle Products, Inc. became a part of our organization, which enabled us to add dental disposable infection prevention products such as plastic coverings (barriers) for dental equipment and filters for evacuation units to this business segment. In the second quarter of 2000, we added Safe-Wave Products, Inc., a manufacturer of disposable tips and adapters for air/water syringes used in dental operatories. In the first quarter of 2001, we acquired certain assets of the dental division of Special Metals Corporation, a contract manufacturer and supplier of alloy powders used in Kerr’s Tytin® and Tytin® FC dental amalgams, assuring continued access to this technology. In the third quarter of 2001, we acquired all of the capital stock of Hawe Neos, a Swiss manufacturer and wholesaler of consumable dental products in the areas of prevention, restoration and pharmaceutical. In February 2002, we acquired certain assets of Surgical Acuity, Inc., a Wisconsin manufacturer of magnification lenses and fiber optic lighting systems. In the fourth quarter of 2003, we acquired all of the capital stock of SpofaDental a.s., a leading manufacturer of consumable dental supplies in Central and Eastern Europe. In the fourth quarter of 2004, we acquired a product line from Bioplant Products, Inc. that is used to promote bone regeneration following the extraction of a tooth. For a more complete description of our acquisitions during fiscal years 2005 and 2004, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

Products in the Professional Dental business segment, including dental related infection prevention products, are sold both domestically and internationally through dental distributors. Kerr has 92 sales personnel in the United States and 94 abroad dedicated to the Professional Dental business segment sales.

Our Professional Dental companies are committed to increasing their market share through new product development and promotional activities. Their promotional activities create demand for existing and new products. The sales growth resulting from this demand is augmented by modest growth in the domestic market for traditional dental consumables. We believe opportunities for growth exist in international markets. As economies in the emerging markets of Eastern Europe, South America and the Far East continue to develop, the demand in those regions for dental products should grow. We also believe our Professional Dental companies are positioned to take advantage of such development due to their extensive experience in selling internationally and the quality of their existing international dealer network.

The Professional Dental business segment accounted for approximately 52.6%, 55.0%, and 58.4% of our consolidated net sales in 2005, 2004 and 2003, respectively.

Specialty Products. Products in our Specialty Products business segment include a broad range of orthodontic,endodontic and implant products. Brackets, bands, buccal tubes and wires are manufactured from a variety of metals to exacting specifications for standard use or to meet the custom specifications of a particular orthodontist. Elastomeric orthodontic products include rubber bands and power chains to consolidate space. Products in this area also include orthodontic instruments and general orthodontic supply products. These products have historically been manufactured and marketed by Ormco, which sells its products directly to orthodontists. Ormco expanded its orthodontics product line through the acquisition of E.T.M. Corporation (a manufacturer of orthodontic hand instruments) and Allesee Orthodontic Appliances, Inc. (a manufacturer of custom-made positioners, retainers and other accessories) in 1994. In 1998, we significantly enhanced the orthodontics line through a merger with LRS Acquisition Corp., the parent of “A” Company Orthodontics, which is a manufacturer and developer of brackets, archwires and related products. We also expanded our direct business in France by acquiring the Ormodent group of companies, Ormco’s French distributor. In 2000, we again expanded our product line with the acquisition of Professional Positioners, Inc., a manufacturer of orthodontic retainers and positioners and LPI Ormco, the former distributor of Ormco products in Austria. In the first quarter of 2001, we completed the acquisition of certain assets of Optident, Ltd., the former exclusive authorized distributor of Ormco “A” Company products in the United Kingdom. In 2002, we began marketing our Ormco branded orthodontic products in Spain directly through our local sales force, which previously had been associated with our distributor in Spain.

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

In the first quarter of fiscal 2005, we entered into the dental implant market through our acquisition of Innova LifeSciences Corporation, a Canadian manufacturer and marketer of dental implants that markets its products to oral surgeons, periodontists, prosthodontists and general dentists. We purchased Innova for approximately $47.8 million. Innova’s products are sold in North America, the United Kingdom and Australia through a direct sales force and through distributors in other countries throughout the world. In the third quarter of fiscal 2005, we acquired all of the outstanding shares of Oraltronics Dental Implant Technology GmbH, a German manufacturer and marketer of dental implants, for approximately $23.6 million. Oraltronics’ products are sold in Germany through a direct sales force and through distributors in other countries throughout the world.

For a more complete description of our acquisitions during fiscal years 2005 and 2004, please see Note 16 to our consolidated financial statements in Item 8 of this Annual Report.

Products in the Specialty Products business segment are sold both domestically and internationally by a direct sales force of approximately 165 sales personnel and through distributors and dealers worldwide.

Orthodontic products in the Specialty Products business segment are marketed by direct salespersons in the United States, Austria, Belgium, Canada, Australia, Germany, France, Ireland, Israel, Italy, Japan, Mexico, New Zealand, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom, and by dealers and distributors in other parts of the world. Ormco’s direct sales force, dealers and distributors are supported by trade journal advertising, trade shows, seminars and telemarketing.

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

Ormco’s endodontic sales team sells our endodontic products both directly to end-users and through distributors (which had previously been handled primarily by our Professional Dental business segment). The sales force in the United States sells our endodontic products directly to endodontic specialists and assists our distributor network in the promotion of our products to the general dental community. In other parts of the world, our endodontic products are sold by dealers and distributors.

The Specialty Products business segment accounted for approximately 47.4%, 45.0% and 41.6% of our consolidated net sales in 2005, 2004 and 2003, respectively.

Financial Information. Financial information about our business segments and foreign operations is presented in Note 18 to our consolidated financial statements in Item 8 of this Annual Report.

International

In addition to the United States, products in our Professional Dental business segment are manufactured at facilities in Canada, Switzerland, Czech Republic, Italy and Mexico. These products are sold internationally through dealers, and supported by sales offices in Europe, Japan and Australia. The products in our Specialty Products business segment are manufactured in the United States, Canada, Germany, and Mexico and sold internationally through a combination of a direct sales force and a distribution network to orthodontists, endodontic specialists, oral surgeons and periodontists.

Domestic and international sales of our products by business segment are as follows:

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Professional Dental:
Domestic	$196,690	$177,222	$182,093
International	144,928	138,650	125,515

Total Professional Dental Sales	$341,618	$315,872	$307,608

Specialty Products:
Domestic	$152,265	$133,258	$117,425
International	155,783	124,846	101,358

Total Specialty Products Sales	$308,048	$258,104	$218,783

Total Net Sales	$649,666	$573,976	$526,391

Our international business is subject to the risk of fluctuations in the exchange rates of various foreign currencies and other risks associated with foreign trade. For the years 2005, 2004 and 2003, our net sales outside the United States accounted for approximately 46%, 46%, and 43%, respectively, of consolidated net sales. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations “International Operations” and Item 7A—Quantitative and Qualitative Disclosures About Market Risk for further information concerning the possible effects of foreign currency fluctuations and currency hedges intended to mitigate their impact.

As indicated above, we have included other financial information about our business segments and foreign operations in Note 18 to our consolidated financial statements in Item 8 of this Annual Report.

Competition

We compete against numerous other companies in our business segments, some of which have substantially greater financial and other resources than us. We compete primarily on the basis of product quality, the level of customer service, price and new product offerings. In addition, we believe the breadth of our product lines and the strength of our well established brands provide us with a competitive advantage. Our widely recognized Kerr and Ormco brand names have been used for more than 100 years and 40 years, respectively. We believe these strong brands, our leading market positions and our programs to educate dental practitioners about techniques and products provide us with an excellent platform to pursue our growth initiatives. There can be no assurance, however, that we will maintain our competitive advantages or that we will not encounter increased competition in the future.

Our principal competitors in the Professional Dental business segment are Dentsply International Inc., 3M ESPE, GC, Ivoclar Vivadent Group, and Heraeus Kulzer. In the Specialty Products business segment, we compete with numerous companies in the United States. Our competitors include 3M Unitek (an affiliate of 3M Company), GAC International (a subsidiary of Dentsply), Align Technology Inc., American Orthodontics, Micro-Mega, Tulsa Dental, Nobel Biocare, ITA Straumann, and Orthoclear.

Research and Development

Our business segments devote resources to the development and introduction of new products. These efforts are critical to meeting the needs of today’s dentists, endodontists, and orthodontists. In the Professional Dental segment, product development requires diverse technical expertise and knowledge of various market trends, which we possess. We spent approximately $12.4 million, $11.5 million and $10.2 million on research and development in 2005, 2004 and 2003, respectively.

Our research and development expenditures by business segment are as follows:

	Years Ended September 30,
	2005	2004	2003
	(in thousands)
Professional Dental	$6,239	$5,960	$5,837
Specialty Products	6,208	5,520	4,381

Total	$12,447	$11,480	$10,218

Our research and development efforts have produced products such as our MaxCem self-etch, self-adhering cement, the Demetron LED II curing light, the Comporoller dental instrument, CaviWipes XL disinfecting towelettes, the Damon™ 3 brand self-ligating bracket, the Elements Obturation device (the newest product in our Elements equipment series), and the re-engineered Inspire Ice product line.

We work closely with the professional dental community to develop new and improved products. In the Specialty Products segment, Ormco develops new products with the assistance of its Insider program in which selected orthodontists assist Ormco in designing, developing and ultimately educating users on new product and technique innovations.

Employees

Our companies employed 4,117 people at September 30, 2005. In the United States, the Professional Dental segment’s 155 hourly employees at the Romulus, Michigan facility are members of the United Auto Workers Union. Our current labor contracts relating to that facility will expire on January 31, 2008. Many of our non-management employees in Europe are subject to national labor contracts, which are negotiated from time to time at the national level between the national labor union and employees’ council. Once national contracts are set, further negotiation can take place at the local level. Such negotiations can affect local operations. We have had no work stoppages related to national contracts. We believe our relations with employees are generally good.

Patents, Trademarks and Licenses

Our subsidiaries’ products are sold under a variety of trademarks and trade names. We own all of the trademarks and trade names we believe to be material to the operation of their businesses, as follows:

Professional Dental	Specialty Products
Kerr®	Ormco®
Orascoptic®	SybronEndo®
KerrHawe®	AOA®
Demetron®	Damon™
SpofaDental®	Innova™
Pinnacle®	Oraltronics®
Metrex®

We believe each of these trademarks and trade names to have widespread name brand recognition in their respective field, and we intend to continue to protect all of them. Our subsidiaries also own various patents, employ various patented processes, and from time to time acquire licenses from owners of patents to apply patented processes to their operations or to sell patented products. Except for the trademarks referred to above, we do not believe any single patent, trademark or license is material to the operations of our business as a whole.

Regulation

Medical Devices

Most of the products we sell in the United States are medical devices that are subject to regulation by the United States Food and Drug Administration (the “FDA”). Pursuant to the Federal Food, Drug, and Cosmetic Act (the “FDCA”), the FDA regulates virtually all phases of the manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, manufacture, advertising, labeling, packaging, marketing, distribution, and record keeping. The FDA classifies medical devices into Class I, II, or III. All of our dental and orthodontic treatment products and high level disinfectants and sterilants, sold in the United States, are regulated as Class I or Class II medical devices.

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

Outside the United States, our products are regulated by various agencies of the foreign countries in which our products are sold. Some of the regulatory requirements of the foreign agencies are more stringent than those applicable in the United States. For example, in Canada, our high level disinfectants and sterilants, hard surface disinfectants and topical antimicrobial infection prevention products, are regulated as drug products and are required to hold a Drug Identification Number (DIN) prior to sale. Additionally, the medical devices we distribute in Canada must be licensed according to the Canadian Medical Device Regulations.

The medical devices we distribute in the European countries are CE marked per the European Medical Device Directives, 93/42/EEC. Products that are CE marked may move freely in the twenty five European Union States and the three European Economic Area States.

Our facilities that are engaged in the manufacturing of Class IIa and Class IIb medical devices as defined by the European Medical Device Directives are ISO 13485 certified. Each facility manufacturing or distributing Class II and Class III medical devices holds a Certificate of Registration for a Quality Management System as defined in the Canadian Medical Devices Regulations. Pursuant to the FDCA and FDA regulations, certain facilities of our operating subsidiaries are registered with the FDA as medical device manufacturing establishments. The FDA and our ISO Notified Bodies regularly inspect our registered and/or certified facilities.

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

Environmental, Health and Safety Matters

We are subject to a wide range of laws and regulations relating to protection of the environment. The laws and regulations to which we are subject include U.S. federal, state and local laws and regulations concerning, among other things, solid and hazardous waste disposal, air emissions and waste water discharge, and the laws and regulations regarding the environment of the other countries in which we operate. Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. Our failure to obtain or maintain these permits may affect our ability to manufacture and distribute our products. In addition, violations of any of these laws and regulations or the release of toxic or hazardous materials used in our operations into the environment could expose us to significant liability, as well as civil and criminal fines and penalties for non-compliance. Similarly, third party lawsuits relating to environmental issues could result in substantial liability.

We regularly monitor and review our operations, procedures and policies for compliance with these laws and regulations. We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. Our manufacturing facilities undergo regular internal audits relating to environmental, health and safety requirements. Additionally, our manufacturing facility in Scafati, Italy has achieved ISO 14000 certification, the internationally recognized standard relating to environmental management.

We are also subject to environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, that require the cleanup of soil and groundwater contamination at sites formerly owned or operated by us, or at sites where we may have sent waste for disposal. We are, from time to time, named as a potentially responsible party at Superfund sites and sites otherwise requiring cleanup action. Although our involvement is generally as a de minimis party, there can be no assurance that will always be the case.

We must also comply with various health and safety regulations in both the United States and abroad in connection with our operations. We believe that our operations and facilities are in substantial compliance with those laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.

Raw Materials

We purchase a wide range of raw materials and supplies from a number of suppliers and do not rely on sole sources to any material extent. We do not foresee any significant difficulty in obtaining necessary materials or supplies.

Reliance on Key Distributors

A substantial portion of our sales are made through major independent distributors. One distributor, Henry Schein Inc., accounted for more than 10% of our sales in 2005. We believe that the loss of either one of our top two distributors, the only distributors who account for more than 5% of our consolidated net sales and who sell primarily to the Professional Dental segment, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

Transactions and Agreements between Apogent and SDS

Sybron Dental Specialties, Inc. was incorporated in Delaware on July 17, 2000. At the time of our incorporation we were a wholly-owned subsidiary of Apogent Technologies Inc. (then known as Sybron International Corporation) (“Apogent”). In August 2004 Apogent was acquired by and became a wholly-owned subsidiary of Fisher Scientific International Inc. We were created to effect the spin-off by Apogent of its dental business in December 2000. Apogent distributed to its shareholders, by means of a pro rata distribution, all of our outstanding common stock together with related preferred stock purchase rights (the “spin-off”). As a result, we became an independent, publicly traded company.

In order to effect the spin-off in December 2000, we entered into a number of interrelated agreements with Apogent. Certain of these agreements define the ongoing relationship between the parties after the spin-off and are briefly described below. Because these agreements were negotiated while we were a wholly-owned subsidiary of Apogent, they are not the result of negotiations between independent parties.

Assignment and Assumption Agreement

Pursuant to the General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, in general, we and our U.S. subsidiaries indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations within those business segments. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent’s laboratory business, including discontinued operations within those business segments, and other items not transferred to us. In circumstances in which we have any joint liability with Apogent, we will share responsibility with Apogent for such liability on a mutually agreed basis consistent with the allocation of the business segments.

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

Forward-Looking Statements

All statements other than statements of historical facts included in this Annual Report, including without limitation, statements in Item 1—Business, Item 3—Legal Proceedings and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, and other statements located elsewhere in this Annual Report, in each case regarding the prospects of our industry and our prospects, plans, financial position, and business strategy, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “objective,” “outlook,” “could,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or our financial condition; or

•	state other forward-looking information.

We believe it is important to communicate expectations to our investors. However, forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, those listed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Cautionary Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results. Those statements, such as the one made in the preceding section, “Business Strategy” regarding our intent to pursue our acquisition strategy, concern, among other things, our intent, belief or current expectations with respect to our operating and growth strategies, our capital expenditures, financing or other matters, regulatory matters pertaining to us specifically and the industry in general, industry trends, competition, risks attendant to foreign operations, reliance on key distributors, litigation, environmental matters, and other factors affecting our financial condition or results of operations. Such forward-looking statements involve certain risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those contemplated in the forward-looking statements.

All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise unless the securities laws require us to do so.

ITEM 2. Properties

We operate manufacturing facilities in the United States and certain foreign countries. The following table sets forth information regarding our principal properties by business segment. Properties with less than 20,000 square feet of building space have been omitted from this table, except for our corporate headquarters.

Location of Facility	Building Space and Primary Use	Owned or Leased

Headquarters Newport Beach, California	16,000 sq. ft./headquarters	Leased

Shared Facility Orange, California	118,000 sq. ft./corporate, manufacturing, and warehouse	Leased

Professional Dental Romulus, Michigan	220,000 sq. ft./manufacturing	Leased
Jicin, Czech Republic	92,000 sq. ft./manufacturing	Owned
Bioggio, Switzerland	85,000 sq. ft./manufacturing	Owned
Romulus, Michigan	85,000 sq. ft./manufacturing	Leased
Morrisburg, Ontario	60,000 sq. ft./manufacturing	Owned
Scafati, Italy	58,000 sq. ft./manufacturing	Owned
Middleton, Wisconsin	46,000 sq. ft./manufacturing	Leased
Lakeville, Minnesota	38,000 sq. ft./assembly	Owned
Morrisburg, Ontario	30,000 sq. ft./manufacturing	Leased

Specialty Products Glendora, California	111,000 sq. ft./manufacturing	Leased
Mexicali, Mexico	77,000 sq. ft./manufacturing	Leased
San Dimas, California	39,000 sq. ft./distribution	Leased
Uman, Yucatan, Mexico	35,000 sq. ft./manufacturing	Owned
Uman, Yucatan, Mexico	30,000 sq. ft./manufacturing	Leased
Sturtevant, Wisconsin	21,000 sq. ft./manufacturing	Leased

We consider our plants and equipment to be well maintained and suitable for their purposes. We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities. We consolidated our Demetron facility and our Orascoptic facility into a new facility in Middleton, Wisconsin during fiscal 2005. In the event that we determine a need to expand our facilities, we expect to fund such expansions through internally generated funds or borrowings under our credit facility, which is described in Note 8 to our consolidated financial statements in Item 8 of this Annual Report. All of our owned domestic properties are encumbered under our credit facility. Our facility in Bioggio, Switzerland is encumbered by a mortgage given to the former shareholder of Hawe Neos as security for certain indemnification obligations we gave to the former shareholder of Hawe Neos.

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

Among the product liability claims made against us, from time to time, are claims that the mercury in our dental amalgam products causes various negative health effects. The United States Public Health Service, which has examined the health effects of the mercury in dental amalgams, has stated that there is no evidence that the use of amalgams causes any verifiable adverse effects in patients who have amalgam fillings. It recommended further research on the potential health effects of dental amalgams, which is ongoing at various places around the world. Other countries and political subdivisions have placed restrictions on or recommendations against the use of amalgams in certain clinical situations. We are aware of at least one foreign government agency that, as a result of a study it conducted, has proposed a plan that would discontinue the use of amalgams once a suitable alternative is found. We believe these actions were taken to reduce human exposure to mercury where other safe and practical alternatives to dental amalgam exist.

In the agreements described above between Apogent and us relating to the spin-off, we agreed to indemnify Apogent and its subsidiaries against costs and liabilities associated with past or future operations of the dental business, and Apogent agreed to indemnify us and our subsidiaries against costs and liabilities associated with past or future operations of the laboratory business. See Item 1—Business—“Transactions and Agreements Between Apogent and SDS.”

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

We are currently, and have been in the past, named as a defendant in lawsuits claiming personal injuries allegedly related to exposures caused by an asbestos-containing product sold by one of our subsidiaries prior to the late 1970s. Neither we nor any of our subsidiaries were a producer or a manufacturer of asbestos. The claims against us relate to exposures allegedly suffered by dentists and dental technicians when using our asbestos-containing product in the creation of custom impression trays and in performing the “lost wax investment casting procedure,” which was used when making dental prosthetic devices, such as crowns and bridges.

While it is not possible at this time to determine with certainty the ultimate outcome of any of the current or future legal proceedings and claims involving the asbestos-containing product formerly sold by us, we believe that adequate provisions have been made for probable losses with respect to pending claims and proceedings and that the ultimate outcome of all known claims, after provisions for insurance, will not have a material adverse effect on our consolidated financial position, although they could have a material adverse effect on consolidated results of operations in a given quarter or year. Should any losses be sustained in connection with any of such legal proceedings with claims in excess of provisions provided and available insurance, they would be charged to income when determinable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Set forth below, in alphabetical order, after the President and Chief Executive Officer, are the names, ages, positions and experience of our executive officers. All executive officers hold office at the pleasure of the Board of Directors.

Name	Age	Positions and Experience
Floyd W. Pickrell, Jr.	60	President and Chief Executive Officer of Sybron Dental Specialties, Inc. since August 1993; served as Chairman of the Board of our subsidiary Kerr Corporation from August 1993 to December 2000, and Chairman of the Board of our subsidiary Ormco from February 1993 to December 2000; served as President of Kerr from August 1993 until November 1998; joined Ormco in 1978 and served as Ormco’s President from March 1983 until November 1998; previously served as Ormco’s Vice President of Marketing and as its National Sales Manager.

Daniel E. Even	53	President of Ormco since April 1998; Executive Vice President and General Manager of Ormco from 1993 until November 1998; Director of Allesee Orthodontic Appliances since July 1994; joined Ormco in 1979 and held various management positions at Ormco including Vice President of Marketing and Research & Development.

Bernard J. Pitz	45	Vice President-Finance, Chief Financial Officer and Treasurer of Sybron Dental Specialties, Inc. since May 11, 2005; joined SDS from Universal Electronics Inc. (UEI), a leading wireless technology developer, where he served as Senior Vice President and Chief Financial Officer since November 2003; prior to UEI, served as Vice President of Finance for Corning Incorporated’s worldwide frequency control operations from 2000 to 2003; served as Vice President of Finance, North America, from 1998 to 2000 for Oak Industries, which was acquired by Corning Incorporated in 2000; from 1983 to 1998, Mr. Pitz held a variety of financial and operating positions at Motorola in the United States and China.

Steven J. Semmelmayer	48	President of Kerr Corporation since November 1998; Executive Vice President and General Manager of Kerr from 1993 until November 1998 and Director and Chief Executive Officer of Pinnacle Products since October 1998; joined Ormco in 1979 and held various management positions with Ormco including National Sales Director prior to being transferred to Kerr.

Stephen J. Tomassi	53	Vice President-General Counsel and Secretary of Sybron Dental Specialties, Inc. since October 2000; joined Apogent in 1988 as Corporate Counsel, becoming Assistant General Counsel in June 1992, and continued to serve in that role until the spin-off; previously in private practice from 1984 to 1988 with the law firm of Halling & Cayo.

John A. Trapani	60	Vice President of Human Resources of Sybron Dental Specialties, Inc. since October 2000; joined Ormco in October 1983 as Vice President of Human Resources; served, at various times, as Vice President of Human Resources for Kerr and Ormco; previously served as Manager of Employee Relations and Manager of Administration for Rockwell International B-1 Division; and Manager of Disney University and Manager of Employment for Walt Disney Productions Studios and WED Enterprises.

Name	Age	Positions and Experience
Mark C. Yorba	39	Vice President of Information Technology, Chief Information Officer of Sybron Dental Specialties, Inc. since April 2002; joined Sybron Dental Specialties in September 1995 as Manager of Database and later became Director of Applications and Database in June 1998, before becoming Vice President of Information Technology in December 1999; prior to Sybron, Mr. Yorba held various positions in KPMG Consulting, Chevron Corporation and IBM Corporation.

Frances B. L. Zee	55	Vice President of Regulatory Affairs and Quality Assurance of Sybron Dental Specialties, Inc. since October 2000; served, at various times, as Vice President of Regulatory Affairs and Quality Assurance of Kerr and Ormco; joined Ormco in May 1983 as Manager of Quality Assurance and later became Director of Regulatory Affairs and Quality Assurance.

On November 15, 2004 we announced that Greg D. Waller, Vice President-Finance, Chief Financial Officer and Treasurer, intended to retire in 2005. Mr. Waller retired effective May 10, 2005 and was replaced by Bernard J. Pitz effective May 11, 2005. Mr. Waller signed an agreement on May 12, 2005 to remain as a consultant to us for a period of at least one year.

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

	High	Low
	(in dollars)
Fiscal year 2005
First Quarter	$36.07	$29.70
Second Quarter	38.55	33.12
Third Quarter	39.67	34.17
Fourth Quarter	41.76	34.92
Fiscal year 2004
First Quarter	$30.11	$21.59
Second Quarter	32.14	25.02
Third Quarter	30.70	26.68
Fourth Quarter	30.73	25.76

Since our inception, we have not paid any dividends on our common stock and have no current intention to pay cash dividends on our common stock. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources,” and Note 8 to our consolidated financial statements contained in Item 8 of this Annual Report, for a description of certain restrictions on our ability to pay dividends. Subject to such limitations, any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

As of December 5, 2005, there were 557 record holders of our common stock (excluding participants in securities position listings).

Issuer Purchases of Equity Securities

There were no shares repurchased in the fourth quarter of fiscal 2005.

ITEM 6. Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the five years in the period ended September 30, 2005. This selected financial information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto contained in Item 8 of this Annual Report.

	Year Ended September 30,
	2005	2004	2003	2002	2001(a)
	(in thousands, except for per share data)
Statement of Income Data:
Net sales	$649,666	$573,976	$526,391	$456,666	$439,547
Apogent charges(b)	—	—	—	—	730
Net income(c)	76,685	62,112	57,452	31,599	37,631
Basic earnings per share	$1.92	$1.61	$1.51	$0.83	$1.05
Diluted earnings per share	$1.85	$1.54	$1.46	$0.81	$1.01
Balance Sheet Data (at end of period):
Total assets	$750,418	$646,558	$611,659	$561,457	$525,327
Long-term borrowings, excluding current portion	211,099	219,589	274,008	337,644	321,536
Stockholders’ equity	402,153	298,772	207,985	131,143	93,526

(a)	Prior to our December 11, 2000 spin-off from Apogent, we were a wholly-owned subsidiary of Apogent. Our results of operations prior to that time may not be indicative of the results we would have experienced had we been a stand alone company.
(b)	Represents an allocation of Apogent’s corporate office, general and administrative expenses.
(c)	Fiscal 2005—We recorded net discrete tax adjustments related to the reversal and establishment of various tax liabilities of $4.0 million. We also recorded impairment losses of $3.2 million on intangible and long-lived assets and expenses of $1.2 million related to the consolidation of our Demetron and Orascoptic operations into one facility.

Fiscal 2004—We recorded expenses of $1.5 million related to our facility rationalization in Mexico and $0.7 million related to our facility rationalizations in Eastern Europe.

Fiscal 2003—On October 1, 2002, we adopted the provisions of the Statement of Accounting Financial Standards No. 142, and accordingly, discontinued amortizing goodwill and certain other intangible assets in fiscal 2003. Our fiscal 2003 results also include a $0.5 million (after tax) gain on the sale of our San Diego facility and a $0.9 million benefit of a tax settlement in Canada.

Fiscal 2002—We recorded restructuring charges of approximately $3.7 million ($2.4 million after tax) for the consolidation of our Professional Dental segment’s European operations into our Bioggio, Switzerland facility and refinancing expenses of approximately $13.0 million ($7.9 million after tax) associated with the refinancing of our credit facility.

Fiscal 2001—We recorded a $2.4 million ($1.5 million after tax) restructuring charge related to the closing of Ormco’s San Diego, California facility.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the medical profession. Our subsidiaries operate in two business segments:

Professional Dental. We develop and manufacture a variety of branded dental consumable products, small non-consumable equipment and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

Specialty Products. We develop, manufacture, and market an array of consumable orthodontic and implant products, as well as small non-consumable dental products, to orthodontists, endodontic specialists, oral surgeons, prosthodontists, and periodontists worldwide.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
Metrex Research Corporation	Oraltronics Dental Implant Technology GmbH
SpofaDental a.s.

Our Business Environment

Based upon available information, we estimate the growth of the worldwide dental market for the type of products we sell to be between 4% and 6%, with the U.S. market growing at the upper end of the range. The factors that we believe will allow the market to continue to grow in the 4% to 6% range are, among others things, consumers’ increased desire to retain and improve the appearance of their natural teeth—which increases consumers’ demand for endodontic, periodontic, orthodontic, cosmetic and other specialized procedures; the aging baby-boomer segment of the population who we think are more likely to require repair and reconstructive dental procedures, such as root canals and the placement of crowns or bridges; technological advances in dental products that reduce both patient discomfort and treatment time, thereby attracting more patients; an increasing worldwide population, creating more dental patients; and expected growth in per capita discretionary incomes in emerging nations, which should result in healthcare, including dental services, becoming a greater priority.

In monitoring our growth, we rely on a number of benchmarks, including internal growth in our domestic and foreign markets, growth from new products and the impact of changes in currency exchange rates.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in Item 8 of the Annual Report.

Fiscal 2005 Overview

In fiscal 2005, our net sales were $649.7 million, an increase of $75.7 million, or 13.2%, from net sales of $574.0 million in fiscal 2004. The increase in our fiscal 2005 net sales was comprised of internal net sales growth of 8.0%, a 2.0% increase from the impact of foreign currency exchange rates, and a 3.2% increase from sales associated with acquisitions made in the preceding twelve month period. We define internal net sales as total net sales excluding foreign currency fluctuations and including only the organic growth of acquisitions made in the preceding twelve months. Oraltronics net sales figures were excluded from the internal net sales growth calculation as its net sales by geographic region and by quarter for periods prior to our acquisition of Oraltronics are not available.

Our overall net sales growth of 13.2% in fiscal 2005 was greater than the 9.0% overall net sales growth rate in fiscal 2004. In addition, our internal net sales growth rate of 8.0% in fiscal 2005 was greater than the 3.1% internal net sales growth in fiscal 2004. Our internal net sales growth rate reflects the strong performance of many of our key products during the year. In our Professional Dental segment, internal growth was driven by sales of our MaxCem and Premise products along with sales from new products, such as our alginate impression material, AlgiNot, and our Demetron LED II curing light, which we released in the fourth quarter of fiscal 2005. In our Specialty Products segment, we continued to see double digit growth from sales of our Damon 3 self-ligating bracket system, our Inspire Ice line of aesthetic brackets, and our Elements line of obturation units. A stronger euro versus the U.S. dollar was partially responsible for currency exchange rates that provided approximately 2.0% of our sales increase over fiscal 2004. Finally, approximately 3.2% of our sales increase came primarily from our acquisition of two implant companies, Innova LifeSciences and Oraltronics, which we acquired in October 2004 and June 2005, respectively.

Operating income in fiscal 2005 was $124.6 million, or 19.2% of net sales, compared to operating income of $113.4 million or 19.8% of net sales in fiscal 2004. The decline in our operating income as a percent of net sales is due to higher selling, general and administrative expenses which increased from 35.4% of net sales in fiscal 2004 to 37.0% in fiscal 2005. The increase primarily related to costs of expanding our dental implant sales force; a non-cash charge of $2.0 million that was recorded due to the impairment of several intangible assets; increased compensation expense; and greater spending related to our efforts to fully document and test our internal control over financial reporting under the requirements of the Sarbanes-Oxley Act of 2002. While selling, general and administrative expenses increased as a percent of net sales, gross profit as a percent of net sales improved from 55.1% in fiscal 2004 to 56.2% in fiscal 2005. The improvement in gross profit as a percent of net sales is primarily attributable to the closure of our manufacturing facility in Tijuana, Mexico, which was completed in fiscal 2004; the addition of our implant business, which generates higher gross profit as a percent of net sales than our other product lines; and increased sales of higher margin products which are the result of our continued commitment to developing innovative products that increase the efficiency of practitioners and specialists and minimize discomfort and treatment time for patients.

In fiscal 2006, we expect gross profit as a percent of net sales to vary due to a number of competitive and product mix issues and we believe that our average price increases of 1% to 2% will be approximately equal to increases in material and labor costs. Consequently, we expect gross profit as a percent of net sales to be similar to recent historical performance, but to vary somewhat from quarter to quarter. We expect selling, general and administrative expenses as a percent of net sales to decline somewhat, as we grow net sales and leverage certain elements of our cost structure.

Our interest expense in fiscal 2005 was $18.5 million compared to interest expense of $19.5 million in fiscal 2004.

Taxes on income in fiscal 2005 were $28.4 million, or 27.0% of income before taxes, a decrease of $2.2 million from the prior fiscal year taxes of $30.6 million, or 33.0% of income before taxes. Our annual rate, excluding discrete adjustments related to the reversal and establishment of various tax liabilities, was determined to be 30.8%. The annual rate is calculated by adding income taxes as reported for fiscal 2005 of $28.4 million and the net discrete tax items of $4.0 million divided by pre-tax income of $105.1 million. For fiscal 2006, we expect our effective tax rate to be approximately 33.0%.

Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

Net Sales

Net Sales	2005	2004
	(in thousands)
Professional Dental	$341,618	$315,872
Specialty Products	308,048	258,104

Total Net Sales	$649,666	$573,976

Overall Company. Net sales for the twelve months ended September 30, 2005 increased by $75.7 million, or 13.2%, from fiscal 2004.

Professional Dental. For fiscal 2005, net sales in the Professional Dental segment increased $25.7 million or 8.2% over prior year. The increase in net sales was comprised of internal net sales growth of $19.8 million or 6.3% and the impact of foreign currency exchange rates on net sales of 2.0%. Internal net sales growth of the Professional Dental segment is primarily attributable to an increase in the net sales of its Premise line of nanocomposites, MaxCem self-adhesive cement, a new high resolution loupe from its Orascoptic subsidiary and its line of infection prevention products from its Metrex product line. While net sales of the segment’s consumable products continue to grow, its Demetron LED curing light product continued to experience the same decline in net sales as it did in 2004. The LED curing light, which was introduced in fiscal 2003 and has a life span of 4 to 5 years, is unlike our consumable products that cannot be reused and generate consistent sales. We believe that the introduction of our Demetron LED II curing light, which was launched in the fourth quarter of fiscal 2005 will reduce this decline in fiscal 2006. We also believe that the introduction of new products as well as the continued strong sales of our existing products will generate internal net sales growth for the Professional Dental segment between 5% and 7% in fiscal 2006.

Specialty Products. In fiscal 2005 net sales for the Specialty Product segment increased $49.9 million or 19.4% over the prior fiscal year. The increase in net sales was comprised of internal net sales growth of $27.5 million or 10.0%. Oraltronics net sales figures were excluded from the internal net sales growth calculation as its net sales by geographic region and by quarter for periods prior to our acquisition of Oraltronics are not available. Internal growth in the Specialty Products segment is primarily attributable to an increase in the net sales of the Damon 3 self-ligating bracket system, the Inspire Ice line of aesthetic brackets and the Elements line of obturation devices. Sales increased by approximately 1.9% due to the impact of currency exchange rates, particularly that of the euro to the U.S. dollar. The acquisition of two implant companies, Innova LifeSciences and Oraltronics, which we acquired in October 2004 and June 2005, respectively, also increased sales over fiscal 2004. We believe that continued adoption of the Damon 3 self-ligating bracket system along with strong demand for our endodontic and implant products will generate internal net sales growth for the Specialty Products segment between 7% and 9% in fiscal 2006.

Gross Profit

Gross Profit	2005	Percent of Net Sales	2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$187,199	54.8%	$172,234	54.5%
Specialty Products	177,844	57.7	144,080	55.8

Total Gross Profit	$365,043	56.2%	$316,314	55.1%

Overall Company. Gross profit for the twelve months ended September 30, 2005 increased by $48.7 million or 15.4% from fiscal 2004. The improvement in gross profit as a percent of net sales is attributable to increased sales of higher margin products, including the addition of our implant business, which enjoys higher gross profit as a percent of net sales than our other businesses; and savings from the closure of our facility in Tijuana, Mexico, which we completed in fiscal 2004. These improvements were partially offset by the expenses associated with the consolidation of our Demetron manufacturing facility, which we substantially completed in fiscal 2005.

Professional Dental. During fiscal 2005, gross profit in the Professional Dental segment increased $15.0 million or 8.7% over fiscal 2004. Gross profit as a percent of net sales was 54.8% compared to 54.5% in fiscal 2004. The increase in gross profit as a percent of net sales was the result of increased sales of products with higher gross profit as a percent of net sales and product price increases. We also believe that our margins were positively impacted by efforts to reduce gray market sales of our Professional Dental products. Gray market sales occur when products that are sold to developing nations at a reduced price are resold in our primary markets. These improvements were partially offset by increased costs for labor and material and costs associated with the consolidation of our Demetron manufacturing site, which we completed in fiscal 2005. We believe that the Professional Dental segment’s gross profit as a percent of net sales will vary as a result of product mix and competitive pressures and that our average price increases of 1% to 2% will be about equal to increases in material and labor costs.

Specialty Products. During fiscal 2005, gross profit in our Specialty Products segment increased $33.8 million or 23.4% over fiscal 2004. Gross profit as a percent of net sales was 57.7% compared to 55.8% in fiscal 2004. The increase in gross profit as a percent of net sales resulted from increased sales of products, such as the Damon 3 line of self-ligating brackets and dental implants, which generate higher gross profit as a percent of net sales than our other lines of business. The segment also benefited from savings that resulted from the closure of its Tijuana, Mexico facility in fiscal 2004 and the absence of approximately $1.5 million in consolidation expenses that were recognized in cost of sales in fiscal 2004.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses	2005	Percent of Net Sales	2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$122,284	35.8%	$110,307	34.9%
Specialty Products	118,127	38.3	92,641	35.9

Total Selling, General and Administrative Expenses	$240,411	37.0%	$202,948	35.4%

Overall Company. Selling, general and administrative expenses for the fiscal year ended September 30, 2005 increased by $37.5 million or 18.5% from fiscal 2004. Our corporate general and administrative expenses have been allocated to the segments using the same ratio as the ratio of the segment’s net sales to our total net sales. The allocation is made without regard to the level of the benefit each segment received from the corporate expenses. The corporate general and administrative expenses include certain legal and other expenses, which may be associated with only one segment. However, as a result of our method of allocating those expenses, a portion of the cost is reflected in both our Professional Dental and Specialty Products segments.

The total allocation of corporate general and administrative expenses increased from $27.0 million in fiscal 2004 to $31.1 million in fiscal 2005. The largest contributors to the increase in corporate office general and administrative expenses were compensation expenses (increased by approximately $3.0 million) and our efforts to fully document and test our internal control over financial reporting under the requirements of the Sarbanes-Oxley Act of 2002 (increased by approximately $0.8 million). During fiscal 2005, we incurred Sarbanes-Oxley compliance-related costs of approximately $2.1 million. We expect to incur $0.8 million in Sarbanes-Oxley compliance-related costs during the first quarter of fiscal 2006, as we complete our testing process. Subsequently, we expect to incur annual Sarbanes-Oxley compliance-related costs between $2.0 and 2.5 million.

Professional Dental. During fiscal 2005, selling, general and administrative expenses in the Professional Dental segment increased $12.0 million or 10.9% over fiscal 2004. As a percent of net sales, selling, general and administrative expenses in the Professional Dental segment increased to 35.8% in fiscal 2005 from 34.9% in fiscal 2004. Selling, general and administrative expenses increased as a percent of net sales due to increased compensation expense; increased expenses related to Sarbanes-Oxley compliance; restructuring charges related to the closure of our Demetron manufacturing facility; and a non-cash charge of $1.6 million related to the impairment of an intangible asset associated with disinfecting solutions. The asset became impaired throughout fiscal 2001 and fiscal 2002, at which time the charges should have been taken. Our management concluded that the effect of the delay in recording the charges was not material to any of the prior periods in which impairment occurred and the correcting entries are not material to the fourth quarter of fiscal 2005. We expect that during fiscal 2006, selling, general and administrative expenses as a percent of net sales will decrease somewhat as we grow our sales and leverage certain elements of our cost structure.

Specialty Products. During fiscal 2005, selling, general and administrative expenses in the Specialty Products segment increased $25.5 million or 27.5% over the prior fiscal year. As a percent of net sales, selling, general and administrative expenses in the Specialty Products segment were 38.3% compared to 35.9% in fiscal 2004. Selling, general and administrative expenses increased as a percent of net sales due to the costs associated with expanding our dental implant sales force; increased expenses related to compensation and Sarbanes-Oxley compliance; and non-cash charges related to the impairment of some of the segment’s intellectual property. As we complete the expansion of our implant sales force and leverage certain elements of our cost structure, we believe that selling, general and administrative expenses as a percent of net sales will decrease in fiscal 2006 for both our implant business and the Specialty Products segment.

Operating Income

Operating Income	2005	Percent of Net Sales	2004	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$64,915	19.0%	$61,927	19.6%
Specialty Products	59,717	19.4	51,439	19.9

Total Operating Income	$124,632	19.2%	$113,366	19.8%

As a result of the foregoing, operating income for the fiscal year ended September 30, 2005 increased by 9.9% or $11.3 million from operating income for the corresponding 2004 period.

Interest Expense

Interest expense was $18.5 million in 2005, a decrease of $1.0 million from the corresponding 2004 period. The decrease resulted from reduced average debt balances from $249.1 million in fiscal 2004 to $234.0 million in fiscal 2005, partially offset by an increase in the average interest rate on our debt from 7.7% in fiscal 2004 to 7.8% in fiscal 2005. The debt that was repaid in fiscal 2005 was adjustable rate debt with a lower average interest rate than the remaining debt. We expect interest expense to continue to decline in fiscal 2006 as we continue to pay down our adjustable rate debt, which carries a lower interest rate than our fixed rate debt. Debt is expected to decline in fiscal 2006 unless we make any significant acquisitions.

Income Taxes

Taxes on income in 2005 were $28.4 million, or 27.0% of income before taxes, a decrease of $2.2 million from the prior year taxes on income of $30.6 million, or 33.0% of income before taxes. The lower tax rate is attributable to both the revision of the annual rate as well as discrete adjustments. The annual rate, excluding discrete adjustments, was determined to be 30.8% and, as a result, a credit of $1.0 million was recorded to adjust the 32% rate that had been used during the first nine months of the year. The lower rate is attributable primarily to the decision not to repatriate funds from a non-U.S. location. Discrete adjustments related to the reversal and establishment of various tax liabilities were also recorded during the quarter and netted to a $2.4 million positive impact. The annual rate, excluding discrete adjustments, is calculated by adding income taxes reported for fiscal 2005 of $28.4 million and discrete items of $4.0 million ($2.4 million of which were recorded in the fourth quarter of fiscal 2005) and then dividing this total by our fiscal 2005 reported income before taxes of $105.1 million. The 30.8% fiscal 2005 tax rate is expected to increase to 33.0% in fiscal 2006, primarily as a result of lower expected foreign tax credit utilization in fiscal 2006 and an increase in the percentage of earnings coming from higher tax rate jurisdictions.

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

Overall Company. Gross profit for the twelve months ended September 30, 2004 increased by $25.5 million or 8.8% from the corresponding fiscal 2003 period. Our gross profit as a percent of sales remained relatively stable in fiscal 2004 when compared to fiscal 2003. We expected a slight improvement in our gross margin in fiscal 2005, as a result of the foreign currency hedges we had in effect for fiscal 2005.

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

Interest Expense

Interest expense was $19.5 million in 2004, a decrease of $2.1 million from the corresponding 2003 period. The decrease resulted from reduced average debt balances from $315.5 million in fiscal 2003 to $249.1 million in fiscal 2004, partially offset by an increase in the average interest rate on our debt from 6.7% in fiscal 2003 to 7.7% in fiscal 2004. The debt that was repaid in fiscal 2004 was adjustable rate debt with a lower average interest rate than the remaining debt.

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

•	Pension and Other Postretirement Benefits—We have two non-contributory defined benefit pension plans that cover all regular United States based employees with more than five years of service. Our accumulated benefit obligation, the fair value of plan assets and the amount of annual pension cost are calculated based on a number of actuarial assumptions including an expected long-term return on plan assets, assumed rates of compensation increase and the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future. In developing these assumptions, we evaluate input from our actuaries as well as information available from the securities markets. The assumptions and factors used by us may differ materially from actual results due to changing market conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by us. The actuarial assumptions are evaluated annually as of the beginning of each fiscal year.

At October 1, 2005, we used a discount rate of 5.25% to determine the current period pension benefit obligation and the subsequent period net periodic benefit cost of our defined benefit pension plans. To the extent we increase or decrease the discount rate, the projected pension obligation is decreased or increased, accordingly. The estimated effect of a 0.5% decrease in the discount rate would increase the projected pension benefit obligation by $13.8 million and increase annual pension expense by $2.0 million.

The expected long-term rate of return on the pension plan assets is the weighted average rate of the long-term investment return expected on those assets. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, the gain would reduce future pension expense over a period of approximately 12 to 18 years. As of October 1, 2005, we used 8.75% and 7.50% as the expected long-term rate of return on plan assets for U.S. and Canadian pension plans, respectively. The estimated effect of a 0.5% decrease in the expected long-term rate of return on plan assets would have no material effect on the projected pension obligation and would increase annual pension expense by less than $0.1 million.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. At October 1, 2005, we used a rate of 4.0% and 3.5% for U.S. and Canadian pension plans, respectively. These rates were used principally in calculating the pension obligation and annual pension expense. The estimated effect of a 0.5% increase in the assumed rate of compensation increase would increase the projected pension obligation by $2.2 million and increase annual pension expense by $0.6 million.

•

Goodwill—Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the first quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates deemed reasonable by management, including the following for the reporting units: revenue based on market segment growth rates and our market segment share; estimated costs; and appropriate discount rates. Our estimates of market segment growth, our market segment share and costs are based on historical data, internal estimates, and external sources, all of which are developed as part of our long-range planning process. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. No impairment charges for goodwill were recorded in the year ended September 30, 2005 as a result of the impairment testing performed during the quarter ended December 31, 2004 and based upon a subsequent review for indicators of potential impairment.

•	Long-Lived Assets—We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets to the related total future net cash flows. If an asset’s carrying value is not recoverable though the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset’s carrying amount and its fair value, based upon the best information available, including market prices or discounted cash flow analysis. Future events could cause us to conclude that impairment indicators exist and that certain of our long-lived assets are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

•	Inventories—The valuation of inventory requires us to estimate obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for our products. The estimates of future demand for our products are based in part upon historical sales data and estimated future demand based on the information we currently have available to us. If our forecasted demand for specific products is greater than actual demand and we fail to reduce manufacturing output or sell existing inventory accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

•	Net Sales—Rebate Accruals—We have various rebate programs in each of our business segments. Each rebate program has different criteria for calculating rebate payments. As part of our revenue recognition policy, we estimate future rebate payments and establish accruals at the time of sale based on these estimates. Our accruals for rebates are recorded against revenue and are estimated based on customers’ historical and estimated future performance against the terms and conditions of our rebate programs, which are typically on a calendar year basis. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

•	Legal Contingencies—In the ordinary course of business, we are involved in various types of legal proceedings such as intellectual property disputes, product liability, contractual disputes, tax claims, and governmental investigations. Certain of these proceedings are discussed in Item 3—Legal Proceedings. We record accruals for such contingencies to the extent we conclude their occurrence is both probable and estimable. We consider all relevant factors when making assessments regarding these contingencies. While it is not possible to predict accurately or determine the eventual outcome of these matters, we do not believe any such items currently pending will have a material adverse effect on our annual consolidated financial statements.

•

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) replaced Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” with Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us on October 1, 2005, the beginning of fiscal 2006. Accordingly, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had we adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. We will adopt the provisions of SFAS No. 123R using a modified prospective application. Under modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation, among other changes, will apply to awards made after October 1, 2005 and to awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At September 30, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that we expect to record during fiscal 2006 is approximately $10.0 million before income taxes. We expect to record additional compensation expense of approximately $1.3 million before income taxes in fiscal 2006 relating to option grants we anticipate awarding subsequent to September 30, 2005. We expect the total impact of adopting SFAS No. 123R to be approximately $11.3 million in fiscal 2006. The impact of the adoption of SFAS No. 123R is based on estimates and may differ materially from actual results due to changes in the number of options granted, the assumed forfeiture rate, or other changes in assumptions included in the determination of the fair value of future awards.

Prior to April 1, 2005, we used the Black-Scholes option-pricing model to estimate a valuation for stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plan. During fiscal 2005, we conducted an evaluation of the benefits of using a lattice model rather than the Black-Scholes model. A lattice model considers historical patterns of employee exercise behavior and stock price volatility to project an appropriate array of future exercise behaviors, while the Black-Scholes model uses weighted average assumptions about option characteristics. As a result of the evaluation, we concluded that a lattice model provides a more accurate estimated valuation for stock options and have adopted a lattice model to estimate the fair value of stock options granted subsequent to March 31, 2005.

SFAS No. 123R provides an alternative fair-value-based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the fair value of the award and is recognized over the service period, which is normally the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes or lattice option-pricing models, as discussed above.

•	Income Taxes—Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not succeed. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. We consider the tax benefits from the resolution of prior year tax matters to be such items.

Tax law requires items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our annual tax rate reflected in our financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our tax return but we have not yet recognized as expense in our financial statements.

Acquisitions

As discussed in Item 1—Business “Research and Development,” we have maintained an active program of development and introduction of new products. We believe that introducing new products is important to maintain our competitive position. We have also pursued numerous acquisition opportunities, completing 31 acquisitions since 1993. Acquisitions completed since the beginning of fiscal 2004 are as follows:

Company Acquired	Acquisition Date	Acquisition Type	Description
Professional Dental:

Bioplant Products, Inc.	7/04	Asset	Manufacturer of bone regeneration product

Specialty Products:

Innova LifeSciences Corporation	10/04	Stock	Manufacturer of dental implants and attachments
Oraltronics Dental Implant Technology GmbH	6/05	Stock	Manufacturer of dental implants and attachments

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

Restructuring Charges

In fiscal 2005, we implemented and completed a plan to consolidate our Demetron and Orascoptic operations into one facility. As a result of this plan, we recorded restructuring charges of $1.2 million ($0.8 million after tax) in the fiscal year ended September 30, 2005. The $1.2 million restructuring charge is comprised of approximately $0.6 million of cash charges related to severance and termination costs associated with the employees whose employment we have terminated or plan to terminate as a result of the consolidation, an approximate $0.3 million cash charge related to lease termination, storage and moving costs, and approximately $0.3 million of cash charges related to miscellaneous consolidation costs. Approximately $0.6 million of the costs were recorded as a component of costs of goods sold and $0.6 million of the costs were recorded in selling, general and administrative expense. Approximately $0.1 million of the 2005 restructuring costs is expected to be paid by the end of the first quarter of fiscal 2006.

In fiscal 2004, we implemented and completed a plan to close our facility in Tijuana, Mexico by the end of the first quarter of fiscal 2005. As a result of this plan, we recorded restructuring charges of $1.5 million ($1.0 million after tax) in the fiscal year ended September 30, 2004. The charges were comprised of severance and termination costs associated with the 246 employees whose employment we terminated as a result of the closure and recorded as a component of cost of goods sold in the fiscal year. The 2004 restructuring was completed in the first quarter of fiscal 2005, and all severance was paid.

In September 2002, we recorded a restructuring charge of approximately $3.7 million ($2.4 million after tax). The charge was primarily comprised of severance and termination costs associated with the 71 employees whose employment we terminated as a result of the consolidation of several of our European facilities into our Hawe Neos facility in Switzerland. Of the $3.7 million restructuring charge, approximately $3.1 million was related to cash payments for severance and contractual obligations; $0.3 million was for the cash payment of tax liabilities included in income taxes payable; and the balance of approximately $0.3 million related to non-cash charges. We completed the 2002 restructuring in fiscal 2004 and made an adjustment to restructuring charges of approximately $0.2 million, primarily for the over accruals for anticipated costs associated with severance and related costs. A balance of $0.3 million remains in our accrued tax liability until it is remitted.

The 2002 restructuring charge activity since September 30, 2002 and its components are as follows (in thousands):

	Severance	Lease Payments	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	300	—	33	903
Fiscal 2004 Cash Payments	404	16	—	—	—	—	—	420
Fiscal 2004 Adjustments	112	38	—	—	—	—	33	183

September 30, 2005 and 2004 Balance	$—	$—	$—	$—	$300	$—	$—	$300

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment we terminated as a result of the 2002 European restructuring plan.
(b)	Amount represents lease payments on exited facilities.
(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	Amount represents $0.3 million for tax liabilities included in income taxes payable.
(e)	Amount represents certain contractual obligations.

In June 1998, we recorded a restructuring charge of approximately $14.6 million (approximately $10.7 million after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2005 we reversed a tax liability accrual of approximately $0.7 million when we determined that we would not be required to pay this tax.

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows (in thousands):

	Severance	Lease Payments	Shut-Down Costs	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Charges	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Charges	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Adjustments	—	—	—	—	—	—	—	183	183

September 30, 2004 Balance	—	—	—	—	—	700	—	—	700
Fiscal 2005 Adjustments	—	—	—	—	—	700	—	—	—

September 30, 2005 Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1.2 million was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.
(b)	Amount represents lease payments and shutdown costs on exited facilities.
(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	The charge of $0.7 million represents an accrual for a statutory tax relating to assets transferred from an exited sales facility in Switzerland. This accrual was reversed in fiscal 2005 when we determined that we would not be required to pay this tax.
(e)	Amount represents certain contractual obligations.

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

From time to time we employ currency hedges to mitigate the impact of foreign currency fluctuations. We have hedged our foreign currency exposure to protect against currency fluctuations in fiscal 2006 by securing monthly zero cost collar contracts with a notional amount of approximately $41.6 million for the euro, a notional amount of approximately $4.9 million for the Japanese yen, and a notional amount of approximately $5.7 million for the Australian dollar. A total currency loss in the amount of $0.8 million was recognized in the consolidated statement of income for the fiscal year ended September 30, 2005, while a currency gain of $1.8 million (net of income tax), representing the fair value of the zero cost collars, was recorded in accumulated other comprehensive income, a component of stockholders’ equity (see Note 11 to our consolidated financial statements in Item 8 of this Annual Report). Additionally, in June 2002, we entered into cross currency debt swap transactions to hedge our net investment in Hawe Neos and Sybron Dental Specialties Japan. The agreements were contracts to exchange a U.S. dollar principal amount of $45.0 million in exchange for a Swiss franc principal amount of 67.5 million at the termination date of June 15, 2007 and a U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen principal amount of 486 million at the termination date of June 15, 2007. For fiscal year 2005, the fair value of the cross currency debt swap transaction loss (net of income tax) included in the cumulative translation adjustments was $5.9 million. Subsequent to September 30, 2005, we unwound all of the outstanding cross currency debt swap contracts to mitigate our foreign currency exposure because these instruments were getting closer to maturity. As a result, we will realize a loss of $5.5 million (net of income tax) in other comprehensive income during the first quarter of fiscal 2006. A total of $6.5 million realized loss (net of income tax), including the realized loss of $1.0 million (net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, will remain in the currency translation adjustment account in equity until we dispose of the net investment.

For additional information regarding foreign currency risk management please refer to Item 7A—Quantitative and Qualitative Disclosures About Market Risk. We expect to continue to employ measures to protect our earnings from currency volatility through the use of currency options, forward contracts or similar instruments beyond fiscal year 2006.

The following table sets forth our domestic sales and sales outside the United States in 2005, 2004 and 2003. See also Note 18 to our consolidated financial statements contained in Item 8 of this Annual Report.

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Domestic net sales	$348,955	$310,480	$299,518
International net sales	300,711	263,496	226,873

Total net sales	$649,666	$573,976	$526,391

Inflation

We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

General

We intend to fund our working capital requirements (primarily related to inventory and accounts receivable), capital expenditure requirements (primarily related to the purchase of machinery & equipment), acquisitions, principal and interest payments on our Credit Facility (defined below), obligations under the Sale/Leaseback (defined below), restructuring expenditures, other liabilities and periodic expansion of facilities, to the extent available, with funds provided by operations and short-term borrowings under the Domestic Revolver (defined below). While cash provided from operating activities may be impacted by a variety of factors, such as lower revenues, an increase in expenses, and the continued risk of a competitive market and changes in demand for our products, we believe that our cash flow from operations, unused amounts available under our Domestic Revolver (defined below) and access to capital markets will be sufficient to satisfy our working capital, capital investment, acquisition and other financing requirements for the foreseeable future. We may refinance our Credit Facility during fiscal 2006 (see discussion below). We do not anticipate any difficulty with the refinancing of our Credit Facility. However, there can be no assurance that will be the case. To the extent that funds from these sources are not available or are insufficient, we would have to raise additional capital in another manner. As of September 30, 2005, $143.1 million of the $150.0 million revolving credit facility was available for borrowing.

It is currently our intent to reduce total debt and to continue to pursue our acquisition strategy when those acquisitions appear to be in the best interest of the stockholders, taking into account our level of debt and interest expense. If significant acquisition opportunities become available, of which there can be no assurance, we may require financing beyond the capacity of our Credit Facility (defined below). In addition, certain acquisitions previously completed contain “earnout provisions” requiring further payments in the future if certain financial results are achieved by the acquired companies. As of September 30, 2005, we had $58.6 million in cash on hand, substantially all of which was held at our offshore entities.

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

Year Ended September 30, 2005

Working capital increased from $161.4 million at September 30, 2004 to $191.5 million at September 30, 2005. The current ratio increased from 2.7 at September 30, 2004 to 3.1 at September 30, 2005. The current ratio increased as a result of increases in accounts receivable and cash. The increase in cash was primarily at our offshore entities. Cash increased from $40.6 million at September 30, 2004 to $58.6 million at September 30, 2005, an increase of $18.0 million. Net cash provided by operating activities was $100.3 million and net cash provided by financing activities was $8.0 million, offset by net cash used in investing activities of $89.5 million.

Cash provided by operations was $100.3 million in fiscal 2005 and $77.6 million in fiscal 2004, an increase of $22.7 million. Increases in net income and the tax benefit from stock option exercises, along with a decrease in inventory were offset by increases in accounts receivable and decreases in income taxes payable and the net change in other assets and liabilities. Days sales outstanding decreased from 58.8 at September 30, 2004, to 54.5 at September 30, 2005. Excluding the inventories of acquisitions made in fiscal 2005 of $6.4 million, inventory decreased $7.0 million from September 30, 2004 to September 30, 2005, resulting in a decrease in inventory days on hand from 133 as of September 30, 2004 to 118 as of September 30, 2005.

Capital expenditures for property, plant and equipment were $19.4 million and $14.0 million for the years ended September 30, 2005 and 2004, respectively. The increase in capital expenditures was largely due to increased spending on cost reduction projects, increased manufacturing capacity and new products.

Net cash provided by financing activities for the year ended September 30, 2005 was $8.0 million, as compared to net cash used in financing activities of $43.3 million for the same period in fiscal 2004. Net debt repayments were $8.4 million, offset by cash received from the exercise of stock options and the employee stock purchase plan of $16.8 million. Net debt repayments were lower in fiscal 2005 than in fiscal 2004 due to the $69.9 million of cash paid for acquisitions in fiscal 2005, as compared to $6.7 million in fiscal 2004.

As a result of the upgrade in our credit rating by Standard & Poor’s and Moody’s Investors Service, we amended our credit facility in July 2004 and received a 50 basis point reduction in the margin on our term loan and amended our covenants to allow us to use up to $100.0 million for stock repurchases or dividend payments, at our discretion. Previously we were limited to $25.0 million for these purposes. We currently have no plans to initiate a stock repurchase program or begin paying dividends.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants as of September 30, 2005.

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

Cash provided by operations was $77.6 million in fiscal 2004 and $87.2 million in fiscal 2003, a decrease of $9.6 million. Increases in net income and the tax benefit from stock option exercises were more than offset by increases in inventory, prepaids and the net change in the deferred tax accounts. Days sales outstanding decreased slightly, from 60.1 at September 30, 2003, to 58.8 at September 30, 2004. Inventory increased $9.5 million from September 30, 2003 to September 30, 2004, resulting in an increase in inventory days on hand to 133 as of September 30, 2004 from 130 as of September 30, 2003. The increase in inventory was partially due to inventory builds to support our product launches and in advance of negotiations with the union at our Romulus, Michigan facility.

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

Credit Facilities and Senior Subordinated Notes

On June 6, 2002, we entered into a $350.0 million syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The credit facility (the “Credit Facility”) provides for a five-year $120.0 million revolving credit facility (the “Domestic Revolver”) for use by Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the “Domestic Borrowers”), a seven-year $200.0 million term loan (the “Term Loan B”) and a five-year $30.0 million revolving credit facility (the “Euro Revolver”) for use by our Swiss subsidiary, Hawe Neos Holdings S.A. (“Hawe Neos”). Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. are joint and several borrowers under the Domestic Revolver and the Term Loan B. We are currently assessing refinancing alternatives for the Credit Facility. If we complete our assessment and elect to refinance our Credit Facility during fiscal 2006, it will likely lower our borrowing costs and provide additional borrowing capacity for acquisitions. In addition to the Credit Facility, we also completed on June 6, 2002, the sale of $150.0 million of 8 1/8% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in a private offering.

The Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the other Domestic Borrowers and each of our present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the Credit Facility is secured by a pledge of 65% of the capital stock of each of our first-tier material foreign subsidiaries. The Euro Revolver is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of our Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of our other indirect foreign subsidiaries.

The Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs. We do have one outstanding interest rate swap (discussed below) that would potentially have a breakage cost if the debt to which the interest rate was assigned was prepaid and the interest rate swap could not be re-assigned to other debt. Under the Credit Facility, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow, as defined in our Credit Facility, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Facility.

The Term Loan B amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. As a result of an upgrade in our credit rating by Standard & Poor’s and Moody’s Investors Service, we amended our Credit Facility on July 14, 2004, and received a 50 basis point reduction in the margin on our Term Loan B. The Term Loan B now bears interest, at our option, at either (a) the LIBOR rate, plus between 175 and 225 basis points, or (b) the Base rate, plus between 75 and 125 basis points, in each case as determined according to the rating of the Credit Facility by Standard and Poor’s and Moody’s. The per annum interest rate at September 30, 2005 was LIBOR plus 175 basis points, or 5.59%. As of September 30, 2005, the amount outstanding on the Term Loan B was $51.9 million. The average interest rate at September 30, 2005 on the Term Loan B was 5.61% after giving effect to the interest rate swap agreements we had in effect as of that date.

The Domestic Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) the Base rate, plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum interest rate as of September 30, 2005 was LIBOR plus 175 basis points, or 5.59%. The annual commitment fee on the unused portion of the Domestic Revolver will vary from 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2005, the amount outstanding on the Domestic Revolver was $2.2 million and the amount available was $143.1 million. The average interest rate at September 30, 2005 on the Domestic Revolver was 7.13%. The Domestic Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2005, a total of $4.7 million in letters of credit was issued.

The Euro Revolver bears interest, at our option, at Euro-LIBOR or at Base rates with margins identical to those of the Domestic Revolver. The annual commitment fee on the unused portion of the Euro Revolver varies from 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2005, there was no outstanding balance under the Euro Revolver, and the amount available was $30.0 million.

The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the Senior Subordinated Notes, (vii) the expenditure of more than $100.0 million to repurchase or redeem stock from or to pay cash dividends to our stockholders, and (viii) loans and investments. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

Our ability to meet our debt service requirements and to comply with such covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants at September 30, 2005.

In connection with entering into our Credit Facility on June 6, 2002, we issued $150.0 million of Senior Subordinated Notes bearing interest at 8 1/8%, maturing on June 15, 2012. The Senior Subordinated Notes are our unsecured obligations, subordinated in right of payment to all our existing and future senior debt in accordance with the subordination provisions of the indenture.

The Senior Subordinated Notes are generally not redeemable at our option before June 15, 2007. Some limited redemption is allowed if we receive cash from an equity offering. At any time, and from time to time on or after June 15, 2007, we may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing June 15;	Percentage
2007	104.063%
2008	102.708%
2009	101.354%
2010 and thereafter	100.000%

As a result of the terms of our Credit Facility, we are sensitive to a rise in interest rates. A rise in interest rates would result in increased interest expense on our outstanding debt with variable interest rates. In order to reduce our sensitivity to interest rate increases, from time to time we enter into interest rate swap agreements. As of September 30, 2005, we had one interest rate swap agreement outstanding with a notional amount of approximately $25.3 million to offset the interest rate exposure of our Term Loan B. Under the terms of the swap agreement, we are required to pay fixed rate amounts equal to the swap agreement rate listed below. In exchange for the payment of the fixed rate amounts, we receive floating rate amount equal to the three-month LIBOR rate in effect on the date of the swap agreements and the subsequent reset dates. For the swap agreement, the rate resets on the quarterly anniversary of the swap agreement’s effective date until the agreement’s expiration date. The net interest rate paid by us on the indicated notional amount is approximately equal to the sum of the relevant swap agreement rate plus the applicable Eurodollar rate margin. The rates and durations as of September 30, 2005 are as follows:

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) replaced SFAS No. 123, Accounting for Stock-Based Compensation, with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us on October 1, 2005, the beginning of fiscal 2006. We will adopt the provisions of SFAS No. 123R using a modified prospective application. Under modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to awards made after October 1, 2005, and awards outstanding on October 1, 2005 that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of October 1, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. At September 30, 2005, unamortized compensation expense, as determined in accordance with SFAS No. 123, that we expect to record during fiscal 2006 is approximately $10.0 million before income taxes. We expect to record additional compensation expense of approximately $1.3 million before income taxes in fiscal 2006 relating to option grants we anticipate awarding subsequent to September 30, 2005. We expect the total impact of adopting SFAS No. 123R to be approximately $11.3 million in fiscal 2006. The impact of the adoption of SFAS No. 123R is based on estimates and may differ materially from actual results due to changes in the number of options granted, the assumed forfeiture rate, or other changes in assumptions included in the determination of the fair value of future awards.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents a list of our contractual obligations for the indicated periods (calculated as of September 30, 2005);

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-Term Debt Obligations	$211,781	$682	$7,592	$29,626	$173,881
Capital Lease Obligations	51	51	—	—	—
Operating Lease Obligations	46,721	6,369	11,086	9,149	20,117
Purchase Obligations(a)	29,094	28,467	627	—	—
Standby Letters of Credit	4,703	4,703	—	—	—

Total Contractual Obligations	$292,350	$40,272	$19,305	$38,775	$193,998

(a)	Purchase obligations are primarily for the purchase of inventory.

For a more complete description of our Credit Facility and our Senior Subordinated Notes, please see Note 8 to the consolidated financial statements in Item 8 of this Annual Report.

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

Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental business segment include Dentsply International Inc., 3M ESPE (an affiliate of 3M Company) and Ivoclar Vivadent Group; and in the Specialty Products business segment, our principal competitors include 3M Unitek, (an affiliate of 3M Company), GAC International (a subsidiary of Dentsply), Align Technology Inc., American Orthodontics, Nobel Biocare and Straumann. Some of the companies have a larger sales force and invest more heavily in research, product development and product marketing than we do. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, against these companies.

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

In the United States, the Professional Dental segment’s 155 hourly employees at the Romulus, Michigan facility are members of the United Auto Workers Union. Our current labor contracts relating to that facility will expire on January 31, 2008. A work stoppage could adversely affect our ability to manufacture and ship products.

We rely upon others to assist in the development, education and promotion of our products, and the loss of the participation of these individuals could adversely affect our net sales.

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

We manufacture many of our products, including those in our Professional Dental business segment, in our facilities in Mexico, Canada, Switzerland, Czech Republic and Italy. These products are supported by our sales offices in Europe, Japan, Australia, Czech Republic, South America and Mexico. In fiscal 2005, our foreign facilities’ selling, general and administrative expenses represented approximately 36% of our consolidated selling, general and administrative expenses while our foreign sales represented approximately 46% of our total net sales.

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

We presently have, and will continue to have, a substantial amount of indebtedness which requires significant interest payments. As of September 30, 2005, we had $211.8 million in total long-term borrowings (including current portion), and $402.2 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of September 30, 2005, goodwill and other intangible assets with indefinite lives represented approximately 41.0% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

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

In fiscal 2005, approximately 24.2% of our sales were made through our top five independent distributors. Mergers and consolidation of our distributors have temporarily slowed sales of our products in the past and may do so in the future. We believe that the loss of either one of our top two distributors, the only distributors who account for more than 5% of our consolidated net sales and who sell primarily to the Professional Dental segment, could have a material adverse effect on our results of operations or financial condition until we find alternative means to distribute our products.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Currency Risk Management

We operate internationally; therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, British pound, Mexican peso, Canadian dollar, Czech koruna and the Australian dollar.

For fiscal year 2006, our projected total foreign currency exposure is estimated to be approximately 73.1 million euros, 916.8 million Japanese yen, 18.1 million Swiss francs, 1.2 million British pounds, 70.0 million Mexican pesos, 32.7 million Canadian dollars, 49.9 million Czech koruna, and 18.1 million

Australian dollars. We have put in place a strategy to manage our forecasted euro, Japanese yen, and Australian dollar denominated intercompany cash flow exposures through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, British pound, Mexican peso, Czech koruna and Swiss franc at September 30, 2005.

In fiscal 2005, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 34.5 million euros, 555.0 million Japanese yen, and 7.5 million Australian dollars for fiscal year 2006. For fiscal year 2005, an unrealized gain of $1.8 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income.

Zero cost collar contracts in place as of September 30, 2005 are as follows:

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	10/22/2004	10/14/2005	12/15/2005	9,000	1.25	1.28
Euro	12/23/2004	01/17/2006	03/15/2006	9,000	1.33	1.39
Euro	03/18/2005	04/17/2006	06/15/2006	9,000	1.33	1.37
Euro	09/09/2005	07/14/2006	09/15/2006	7,500	1.24	1.29
Yen	10/21/2004	10/14/2005	12/15/2005	150,000	108.00	100.88
Yen	12/23/2004	01/17/2006	03/15/2006	150,000	104.00	94.80
Yen	03/18/2005	04/17/2006	06/15/2006	120,000	104.00	95.33
Yen	09/09/2005	07/14/2006	09/15/2006	135,000	107.00	104.55
Aud	10/21/2004	10/14/2005	12/15/2005	1,800	0.71	0.72
Aud	12/23/2004	01/17/2006	03/15/2006	1,800	0.74	0.75
Aud	03/18/2005	04/17/2006	06/15/2006	1,800	0.75	0.80
Aud	09/09/2005	07/14/2006	09/15/2006	2,100	0.74	0.77

In fiscal 2004, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 39.0 million euros, 720.0 million Japanese yen, and 7.2 million Australian dollars for fiscal year 2005. For fiscal year 2004, an unrealized loss of $0.3 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income.

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

In fiscal 2003, we entered into a series of zero cost collar contracts to hedge our intercompany transactions with a total notional amount of 42.0 million euros and 720.0 million Japanese yen for fiscal year 2004. Both the euro zero cost collar contracts and the Japanese yen zero cost collar contracts for fiscal year 2004 matured on September 30, 2004. For fiscal year 2003, approximately $2.0 million of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income, related to the foreign currency zero cost collar transactions.

In June 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap transaction to hedge our net investment in SDS Japan. The agreements have effective dates of June 27, 2002, June 28, 2002, and July 1, 2002, and are contracts to exchange U.S. dollar principal aggregating a total amount of $45.0 million in exchange for a Swiss franc principal aggregating a total amount of 67.5 million and U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen amount of 486.0 million. Both the Swiss franc contracts and the Japanese yen contract mature on June 15, 2007. The mechanics of the agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us on the U.S. dollar leg of the agreements is a rate equal to the Senior Subordinated Notes rate of 8 1/8%; the fixed interest rate to be paid by us on the Swiss franc leg of the agreements ranges from 6.39% to 6.45%; and the Japanese yen leg of the agreements is 3.65%, with the interest payments due semi-annually.

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

For fiscal 2005, an unrealized loss of $5.9 million (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

Subsequent to September 30, 2005, we unwound all of the five outstanding cross currency debt swap contracts to mitigate our foreign currency exposure because these instruments were getting closer to maturity. As a result, we will realize a loss of $5.5 million (net of income tax) in other comprehensive income during the first quarter of fiscal 2006. A total of $6.5 million realized loss (net of income tax), including the realized loss of $1.0 million (net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, will remain in the currency translation adjustment account in equity until we dispose of the net investment.

Interest Rate Exposure—Interest Rate Risk Management

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of September 30, 2005. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Fiscal Years Ending September 30,
Liabilities	2006	2007	2008	2009	2010	Thereafter	Fair Value
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$159,938
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$733	$698	$6,894	$29,074	$552	$23,881	$61,832
Average Interest Rate	6.309%	6.264%	6.329%	6.429%	6.539%	6.659%

For the fiscal year ended 2005, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.5 million. At September 30, 2005, an unrealized loss of $0.1 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of September 30, 2005 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Year Ended September 30, 2005	Fair Value (Pre-tax)
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	521.0	234.1

Total	$25,345					$521.0	$234.1

For the fiscal year ended 2004, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $1.7 million. At September 30, 2004, an unrealized loss of $1.0 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of September 30, 2004 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Year Ended September 30, 2004	Fair Value (Pre-tax)
Kerr B	11,767	4 years	1/2/2001	3/30/2001	3/31/2005	606.3	332.0
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	1,089.2	1,224.0

Total	$37,112					$1,695.5	$1,556.0

For the fiscal year ended 2003, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligation was $1.2 million. Below is a table listing the interest expense exposure detail (in thousands), including the notional amount as of September 30, 2003:

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

Item 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting as of September 30, 2005 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

/s/ FLOYD W. PICKRELL, JR.
Floyd W. Pickrell, Jr. Chief Executive Officer

December 13, 2005

/s/ BERNARD J. PITZ
Bernard J. Pitz Chief Financial Officer

December 13, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sybron Dental Specialties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Sybron Dental Specialties, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 13, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Costa Mesa, California

December 13, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SYBRON DENTAL SPECIALTIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sybron Dental Specialties, Inc.:

We have audited the accompanying consolidated balance sheets of Sybron Dental Specialties, Inc. and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sybron Dental Specialties, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Costa Mesa, California

December 13, 2005

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and 2004

	2005	2004
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58,572	$40,602
Accounts receivable, less allowance for doubtful receivables of $3,007 and $2,094 at September 30, 2005 and 2004, respectively	112,500	104,148
Inventories	92,840	93,689
Deferred income taxes	7,788	3,293
Prepaid expenses and other current assets	12,261	12,975

Total current assets	283,961	254,707

Property, plant and equipment, net of accumulated depreciation and amortization of $117,252 and $101,934 at September 30, 2005 and 2004, respectively	87,762	83,121
Goodwill	295,306	268,768
Intangible assets, net	50,882	16,178
Other assets	32,507	23,784

Total assets	$750,418	$646,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,135	$19,512
Current portion of long-term debt	733	882
Income taxes payable	11,822	17,089
Accrued payroll and employee benefits	31,537	29,712
Restructuring reserve	—	711
Accrued rebates	9,336	9,475
Accrued interest	3,519	3,620
Other current liabilities	15,412	12,291

Total current liabilities	92,494	93,292

Long-term debt	61,099	69,589
Senior subordinated notes	150,000	150,000
Deferred income taxes	16,405	12,266
Other liabilities	28,267	22,639

Total liabilities	348,265	347,786
Commitments and contingent liabilities (notes 9, 15 and 16)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 20,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 250,000 shares, 40,395 and 39,307 issued and outstanding at September 30, 2005 and 2004, respectively	404	393
Additional paid-in capital	118,448	93,817
Retained earnings	264,841	188,156
Accumulated other comprehensive income	18,460	16,406

Total stockholders’ equity	402,153	298,772

Total liabilities and stockholders’ equity	$750,418	$646,558

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands, except per share amounts)
Net sales	$649,666	$573,976	$526,391
Cost of sales:
Cost of product sold	284,035	256,191	235,602
Restructuring charges	588	1,471	—

Total cost of sales	284,623	257,662	235,602

Gross profit	365,043	316,314	290,789

Selling, general and administrative expenses	237,216	202,204	177,545
Restructuring charges	616	(488)	—
Amortization of intangible assets	2,579	1,232	1,274

Total selling, general and administrative expenses	240,411	202,948	178,819

Operating income	124,632	113,366	111,970

Other income (expense):
Interest expense	(18,473)	(19,487)	(21,554)
Amortization of deferred financing fees	(1,653)	(1,625)	(1,645)
Other, net	585	451	804

Income before income taxes	105,091	92,705	89,575
Income taxes	28,406	30,593	32,123

Net income	$76,685	$62,112	$57,452

Basic earnings per share (note 1)	$1.92	$1.61	$1.51

Diluted earnings per share (note 1)	$1.85	$1.54	$1.46

Weighted average shares outstanding:
Basic	40,005	38,637	38,106

Diluted	41,451	40,253	39,328

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended September 30, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Par Value
	(in thousands)
Balance at September 30, 2002	37,989	380	70,329	68,592	(8,158)	131,143
Comprehensive income (loss):
Net income	—	—	—	57,452	—	57,452	$57,452
Translation adjustment	—	—	—	—	14,960	14,960	14,960
Minimum pension liability adjustment, net of tax	—	—	—	—	2,175	2,175	2,175
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(2,353)	(2,353)	(2,353)

Total comprehensive income	—	—	—	57,452	14,782		$72,234

Issuance of common stock from options exercised	296	3	4,001	—	—	4,004
Income tax benefit from options exercised	—	—	604	—	—	604

Balance at September 30, 2003	38,285	383	74,934	126,044	6,624	207,985
Comprehensive income (loss):
Net income	—	—	—	62,112	—	62,112	$62,112
Translation adjustment	—	—	—	—	7,266	7,266	7,266
Minimum pension liability adjustment, net of tax	—	—	—	—	(22)	(22)	(22)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	2,538	2,538	2,538

Total comprehensive income	—	—	—	62,112	9,782		$71,894

Issuance of common stock from options exercised	969	9	12,963	—	—	12,972
Income tax benefit from options exercised	—	—	4,749	—	—	4,749
Issuance of common stock from employee stock purchase plan	53	1	1,171	—	—	1,172

Balance at September 30, 2004	39,307	$393	$93,817	$188,156	$16,406	$298,772
Comprehensive income (loss):
Net income	—	—	—	76,685	—	$76,685	$76,685
Translation adjustment	—	—	—	—	1,188	1,188	1,188
Minimum pension liability adjustment, net of tax	—	—	—	—	(1,759)	(1,759)	(1,759)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	2,625	2,625	2,625

Total comprehensive income	—	—	—	76,685	2,054		$78,739

Issuance of common stock from options exercised	1,027	11	15,176	—	—	15,187
Income tax benefit from options exercised	—	—	7,794	—	—	7,794
Issuance of common stock from employee stock purchase plan	61	—	1,661	—	—	1,661

Balance at September 30, 2005	40,395	$404	$118,448	$264,481	$18,460	$402,153

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$76,685	$62,112	$57,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,060	13,361	11,336
Loss on impairment of long-lived and intangible assets	3,219	—	—
Amortization of intangible assets	2,579	1,232	1,274
Amortization of deferred financing fees	1,653	1,625	1,645
(Gain)/loss on sales of property, plant and equipment	374	(253)	(365)
Provision for losses on doubtful receivables	775	916	400
Inventory write downs	4,401	4,406	3,776
Deferred income taxes	1,279	(950)	3,232
Tax benefit from issuance of stock under employee stock plan	7,794	4,749	604
Changes in assets and liabilities, net of effects of businesses acquired:
Increase in accounts receivable	(5,446)	(356)	(21,548)
(Increase)/decrease in inventories	6,992	(9,880)	7,737
(Increase)/decrease in prepaid expenses and other current assets	1,250	(1,299)	2,997
Increase/(decrease) in accounts payable	(692)	(115)	4,110
Increase/(decrease) in income taxes payable	(6,758)	815	12,701
Increase in accrued payroll and employee benefits	1,302	1,474	8,804
Increase/(decrease) in accrued rebates	(139)	(397)	4,246
Decrease in restructuring reserve	(711)	(775)	(2,644)
Decrease in accrued interest	(101)	(281)	(704)
Increase in other current liabilities	392	1,374	1,226
Net change in other assets and liabilities	(9,618)	(194)	(9,114)

Net cash provided by operating activities	100,290	77,564	87,165
Cash flows from investing activities:
Capital expenditures	(19,365)	(14,037)	(9,153)
Proceeds from sales of property, plant and equipment	992	333	5,359
Net payments for businesses acquired	(69,882)	(6,702)	(16,237)
Payments for intangibles	(1,223)	(960)	(1,418)

Net cash used in investing activities	(89,478)	(21,366)	(21,449)
Cash flows from financing activities:
Proceeds from credit facility	172,500	135,000	163,000
Principal payments on credit facility	(180,901)	(185,715)	(226,361)
Proceeds from long-term debt	—	2,614	4,063
Principal payments on long-term debt	(416)	(9,366)	(4,477)
Payment of deferred financing fees	—	—	(473)
Proceeds from exercise of stock options	15,187	12,972	4,004
Proceeds from employee stock purchase plan	1,661	1,172	—

Net cash provided by/(used in) financing activities	8,031	(43,323)	(60,244)
Effect of exchange rate changes on cash and cash equivalents	(873)	4,859	4,744

Net increase in cash and cash equivalents	17,970	17,734	10,216
Cash and cash equivalents at beginning of year	40,602	22,868	12,652

Cash and cash equivalents at end of year	$58,572	$40,602	$22,868

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$18,895	$19,975	$23,235

Cash paid during the year for income taxes	$26,747	$23,061	$12,999

See accompanying notes to consolidated financial statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

We are a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the medical profession. When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in our consolidated financial statements, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries and their respective predecessors that comprised the dental business of our former parent company, Apogent Technologies Inc. (“Apogent”), prior to our spin-off from Apogent in December 2000.

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements reflect the operations of SDS and our wholly-owned subsidiaries. Our fiscal year ends on September 30. All significant intercompany balances and transactions have been eliminated. The fiscal years ended September 30, 2005, 2004 and 2003 are hereinafter referred to as “2005”, “2004”, and “2003”, respectively.

(b) Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include investments in debt obligations with original maturities of three months or less. The carrying amount of cash equivalents approximates market value.

(c) Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

(d) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of depreciable and amortizable assets (5 to 40 years for land improvements, buildings and building improvements, and 3 to 20 years for machinery and equipment) using the straight-line method. We assess the recoverability of assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

(e) Goodwill and Intangible Assets

Goodwill and intangible assets that are not subject to amortization are tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

Intangible assets that are subject to amortization are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Revenue Recognition

We recognize revenue upon shipment of products when risks and rewards of ownership pass, persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, and collectibility of the sales price is reasonably assured. Sales incentives are offered to our customers based on sales volume requirements. These incentives are recorded initially based on estimates and are accounted for as a reduction of sales.

(g) Shipping and Handling Costs

The shipping and handling costs included in selling, general and administrative expenses for the years ended September 30, 2005, 2004 and 2003 were approximately $15,578, $13,565 and $12,060, respectively.

(h) Income Taxes

Income taxes are accounted for under the asset and liability method wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses in the period they are incurred. Research and development costs for 2005, 2004 and 2003 were approximately $12,447, $11,480 and $10,218, respectively.

(j) Foreign Currency Translation

The functional currency for our foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in accumulated other comprehensive income, a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in selling, general and administrative expenses. Foreign currency transaction gains for 2005, 2004 and 2003 were approximately $804, $1,444 and $561, respectively.

(k) Pensions

We and our subsidiaries participate in various pension plans covering substantially all employees. U.S. and Canadian pension obligations are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. Our policy is generally to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for plans subject thereto.

(l) Deferred Financing Fees

Deferred financing fees are capitalized in other assets in the accompanying consolidated balance sheets and amortized as a separate component of other income (expense) over the life of the related debt agreements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Advertising Costs

Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $6,765, $4,734 and $4,211 in 2005, 2004 and 2003, respectively.

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

(p) Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. We determine our liability on a site by site basis and record a liability at the time when the liability is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

(q) Comprehensive Income

The components of accumulated other comprehensive income consist of translation adjustments, minimum pension liability adjustments, and unrealized gains (losses) on derivative instruments and are included on the accompanying consolidated statements of stockholders’ equity and comprehensive income, net of tax.

(r) Stock-Based Compensation

We apply the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, we continue to follow the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended. Consequently, compensation related to stock options reflects the difference between

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the grant price and the fair value of the underlying common shares at the grant date. We issue stock options to employees with a grant price equal to the market value of common stock on the grant date.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share have been estimated as of the date of grant using an option valuation model. Prior to April 1, 2005, we used the Black-Scholes option-pricing model to estimate a valuation for stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plan. During fiscal 2005, we conducted an evaluation of the benefits of using a lattice model rather than the Black-Scholes model. A lattice model considers historical patterns of employee exercise behavior and stock price volatility to project an appropriate array of future exercise behaviors, while the Black-Scholes model uses weighted average assumptions about option characteristics. As a result of the evaluation, we concluded that a lattice model provides a more accurate estimated valuation for stock options and have adopted a lattice model to estimate the fair value of stock options granted subsequent to March 31, 2005.

If we had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, net income would have changed to the pro forma amounts indicated below (in thousands except per share amounts):

	2005	2004	2003
Net income—as reported	$76,685	$62,112	$57,452
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,455	3,758	2,769

Pro forma net income	$71,230	$58,354	$54,683

Earnings per share:
Basic—as reported	$1.92	$1.61	$1.51

Basic—pro forma	$1.78	$1.51	$1.44

Diluted—as reported	$1.85	$1.54	$1.46

Diluted—pro forma	$1.72	$1.45	$1.39

The pro forma net income may not be representative of future disclosures since additional options may be granted in varying quantities in future years.

Pro forma information regarding net income and earnings per common share has been estimated at the date of grant based on the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004
Expected life (years)	8.5	4.0	4.0	0.5	0.5
Weighted-average volatility	28.02%	30.37%	30.74%	25.87%	28.51%
Risk free interest rate	4.49%	2.66%	2.54%	2.88%	1.33%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$16.34	$8.11	$5.43	$8.42	5.75%

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Employee Stock Purchase Plan was first introduced in the year ended September 30, 2004. As such, there is no Employee Stock Purchase Plan data presented for the year ended September 30, 2003.

Weighted average expected volatility for stock options granted prior to March 31, 2005 was based on historical experience of employees’ stock option exercise behavior. Weighted average expected volatility for stock options granted subsequent to March 31, 2005 was based on several components in accordance with the expected adoption of SFAS No. 123(R), modified prospective method on October 1, 2005. Components to the weighted average expected volatility for stock options granted subsequent to March 31, 2005 include historical volatility of the stock price, expected life of the option, and length of time shares have been publicly traded. Implied volatility of actively traded option contracts on our common stock was excluded from our calculation. We thought this was appropriate because options of our stock are not actively traded on the open market and thus sufficient data for an accurate measure of implied volatility was not available.

During the periods that the Black-Scholes stock option pricing model was used to value our stock option grants, the risk free interest rate reflected the yield on the zero coupon U.S. treasuries’ at the date of grant, based on the median time the options granted are expected to be outstanding. During the period that the lattice model was used to value our stock option grants, the risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The contractual life of all options granted during the years ended September 30, 2005, 2004, and 2003 was ten years.

Expected dividend yield is based on historical dividend payments and expected future dividend payments.

We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life for each award granted is derived from the output of the valuation model and represents the median time that options granted are expected to be outstanding.

We recognize compensation expense related to our stock option grants on a straight-line basis over the requisite service period.

(s) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2005	2004	2003
Numerator for basic and diluted earnings per common share	$76,685	$62,112	$57,452

Denominator:
Weighted average common shares outstanding—basic	40,005	38,637	38,106

Effect of dilutive securities:
Employee stock options	1,446	1,616	1,222

Denominator for diluted earnings per common share	41,451	40,253	39,328

Basic earnings per common share	$1.92	$1.61	$1.51

Diluted earnings per common share	$1.85	$1.54	$1.46

As of September 30, 2005, 2004 and 2003 there were approximately 3,332,389, 60,000 and 787,869 shares of common stock issuable upon the exercise of stock options, respectively, not included in the above denominator as their effect is antidilutive.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(t) Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

(2) Business and Credit Concentrations

Certain of our Professional Dental products are sold through major distributors selling primarily into the dental segment. No one distributor accounted for more than 10% of our consolidated net sales in 2004. However, one distributor has accounted for more than 10% of our consolidated net sales in 2005 and 2003. While accounts receivable from this distributor exceeded 10% of the outstanding consolidated accounts receivable balance at September 30, 2005, it did not exceed 10% of the outstanding accounts receivable balance at September 30, 2004.

(3) Inventories

Inventories at September 30, 2005 and 2004 consist of the following, net of reserves:

	2005	2004
Raw materials and supplies	$22,912	$24,138
Work in process	23,412	20,960
Finished goods	46,516	48,591

	$92,840	$93,689

(4) Income Taxes

Income tax expense (benefit) attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended September 30, 2005:
U.S., state and local	$18,780	$548	$19,328
Foreign	10,496	(1,868)	9,078

	$29,726	$(1,320)	$28,406

Year ended September 30, 2004:
U.S., state and local	$21,648	$(248)	$21,400
Foreign	8,812	381	9,193

	$30,460	$133	$30,593

Year ended September 30, 2003:
U.S., state and local	$14,430	$7,079	$21,509
Foreign	10,679	(65)	10,614

	$25,109	$7,014	$32,123

The domestic and foreign components of income from continuing operations before income taxes are as follows:

	2005	2004	2003
United States	$60,798	$52,194	$55,116
Foreign	44,293	40,511	34,459

Income before income taxes	$105,091	$92,705	$89,575

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before income taxes in 2005, 2004 and 2003 as a result of the following:

	2005	2004	2003
Computed “expected” tax expense	$36,782	$32,447	$31,351
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal income tax benefit	2,034	1,916	1,995
Foreign income taxed at rates lower than U.S. Federal income	(6,425)	(4,986)	(1,447)
Foreign tax credits used in excess of U.S. tax on foreign earnings	(1,047)	1,521	1,018
Net foreign sales corporation benefit	(2,402)	(2,349)	(1,965)
Other, net	(536)	2,044	1,171

	$28,406	$30,593	$32,123

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Deferred tax (benefit)/expense (exclusive of the effects of other components listed below)	$(2,040)	$140	$7,055
Increase/(decrease) in the valuation allowance for deferred tax assets	720	(7)	(41)

	$(1,320)	$133	$7,014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are presented below.

	2005	2004
Deferred tax assets:
Inventories	$2,018	$1,601
Compensation	1,536	1,578
Sale/Leaseback	2,900	2,930
Employee benefits	2,858	2,332
Net operating loss carry forwards	1,809	604
Other accruals	7,875	7,498

Total gross deferred tax assets	18,996	16,543
Less valuation allowance	(1,324)	(604)

Net deferred tax assets	17,672	15,939

Deferred tax liabilities:
Depreciation	(1,802)	(2,918)
Purchase accounting	(16,976)	(15,443)
Pension	(5,042)	(2,579)
Other	(2,469)	(3,972)

Total gross deferred tax liabilities	(26,289)	(24,912)

Net deferred tax liabilities	$(8,617)	$(8,973)

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the net deferred tax liabilities contains $2,356 of deferred tax liabilities and $1,393 of deferred tax assets related to the fair values of our derivative financial instruments and pensions, respectively. The net change in the total valuation allowance for the years ended September 30, 2005 and 2004 was an increase of $720 and decrease of $7, respectively. The valuation allowance for deferred tax assets as of the beginning of fiscal 2005 was $604. The valuation allowance relates primarily to net operating loss carryforwards in certain foreign jurisdictions, in which there is a history of pre-tax accounting losses. Management is unable to conclude that there will be pre-tax accounting income in those jurisdictions in the near term. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2005, we have an aggregate of $5,360 of foreign net operating loss carry forwards from certain foreign jurisdictions, the majority of which expire between 2006 and 2015.

Accumulated earnings of foreign subsidiaries at September 30, 2005, 2004 and 2003 of approximately $142,000, $105,000, and $71,000 respectively, have been reinvested in the business and no provision for income taxes has been made for the repatriation of these earnings.

President Bush signed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act contains a number of provisions that might affect our future effective tax rate. The most significant provision would allow us to elect to deduct from our taxable income 85% of certain eligible dividends that we receive from non-U.S. subsidiaries before the end of fiscal year 2006 if those dividends are reinvested in the U.S. for eligible purposes. We are currently evaluating the amount of such eligible dividends that our non-U.S. subsidiaries will remit, as well as the effects the Jobs Creation Act will have on our effective tax rate and deferred tax assets and liabilities.

(5) Property, Plant and Equipment

Major classifications of property, plant and equipment at September 30, 2005 and 2004 are as follows:

	2005	2004
Land and land improvements	$7,164	$7,362
Buildings and building improvements	47,858	42,518
Machinery and equipment	138,062	126,755
Construction in progress	11,931	8,420

	205,015	185,055
Less: Accumulated depreciation and amortization	(117,253)	(101,934)

	$87,762	$83,121

(6) Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that intangible assets acquired in a business combination meet specific criteria to be recognized and reported separately from

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill

We perform an annual impairment test of goodwill in the first quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. To perform this assessment, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. We have determined that no goodwill impairment existed as of September 30, 2005 and 2004.

The following table details the balances of the goodwill assets by reporting segment as of September 30:

	2005	2004	2003
Professional Dental	$187,772	$189,886	$180,362
Specialty Products	107,534	78,882	78,228

Total	$295,306	$268,768	$258,590

The increase in goodwill in fiscal 2005 from the prior fiscal year is due to acquired goodwill of $27,485, a favorable foreign currency fluctuation of $497 and other of $191, partially offset by adjustments of ($1,635) resulting from finalization of the purchase price allocation related to the Bioplant acquisition in July 2004. The increase in goodwill in fiscal 2004 from the prior fiscal year is due to acquisition goodwill of $6,299, a favorable foreign currency fluctuation of $3,769, and other of $110.

Intangible Assets

We recorded losses on impairment of intangible assets in the amount of $2,027 during the fiscal year ended September 30, 2005. Our Professional Dental segment recorded an impairment charge of $1,622 on intellectual property associated with disinfecting solutions, which became impaired throughout fiscal 2001 and fiscal 2002, at which time the charges should have been taken. Our management concluded that the effect of the delay in recording the charges was not material to any of the prior periods in which impairment occurred and the correcting entries are not material to the annual period or the fourth quarter of fiscal 2005. Our Specialty Products segment recorded an impairment charge of $201 to reduce a particular intangible asset’s net book value to zero as the related products were no longer being actively marketed. Additionally, our Specialty Products segment recorded an impairment charge of $204 on various patents. These impairment losses are included in selling, general, and administrative expenses in the consolidated statements of income for the fiscal year ended September 30, 2005.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the balances of our intangible assets as of September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Proprietary technology	$28,827	$1,166	$27,661
Patents	8,820	3,418	5,402
Non-compete agreements	1,673	1,273	400
Other	16,933	14,922	2,011

Total	$56,253	$20,779	35,474

Intangible Assets Not Subject to Amortization:
Trademarks			15,408

Total Intangible Assets			$50,882

The gross carrying amount of intangible assets subject to amortization increased by $25,876 from fiscal 2004 to fiscal 2005, which was comprised of $29,875 attributable to the value assigned to intangible assets subject to amortization acquired from Innova and Oraltronics during fiscal 2005, offset by the impairment losses previously discussed and other retirements. The weighted average amortization period for the acquired intangible assets subject to amortization is approximately 18 years. A value of $5,333 was assigned to intangible assets not subject to amortization acquired from Innova and Oraltronics during fiscal 2005. As the purchase price allocation for Oraltronics has not yet been finalized, the value of its intangible assets remains subject to adjustment.

The following table details the balances of our intangible assets as of September 30, 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Proprietary technology	$4,760	$4,760	$—
Patents	9,552	3,388	6,164
Non-compete agreements	1,274	1,239	35
Other	14,791	14,623	168

Total	$30,377	$24,010	6,367

Intangible Assets Not Subject to Amortization:
Trademarks			9,811

Total Intangible Assets			$16,178

The following table represents the estimated amortization (calculated as of September 30, 2005) for each of the years indicated:

	2006	2007	2008	2009	2010
Amortization of intangible assets	$2,197	$2,169	$2,140	$2,099	$2,060

(7) Impairment of Long-Lived Assets

In fiscal 2005, we recorded an impairment charge of $903 in selling, general and administrative expenses at the corporate level, which was allocated to the segments using the same ratio as the ratio of each segment’s net sales to our total net sales. The impairment charge was related to our fractional ownership of an aircraft. We received notice that the type of aircraft owned is being eliminated from the fleet of the service provider, which will result in the sale of the aircraft at a price less than its net book value. We used the quoted market price from the service provider to determine the fair value of the aircraft.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during fiscal 2005, we ascertained that manufacturing equipment related to a product line within the Specialty Products segment that had been discontinued prior to fiscal 2005 continued to be depreciated as a performing asset. The manufacturing equipment had no other identifiable use, and the determination had been made prior to fiscal 2005 to scrap the equipment. The asset should have been recorded as an impaired asset when the decision to scrap the equipment was made. To correct this error, we recorded an impairment charge of $289 to cost of sales and a corresponding reduction to property, plant and equipment. The effect of this error was not material to any affected prior period or to the fiscal year ended September 30, 2005.

(8) Long-Term Debt

Credit Facilities and Senior Subordinated Notes: On June 6, 2002, we entered into a $350,000 syndicated credit facility for which Credit Suisse First Boston is the administrative agent. The credit facility (the “Credit Facility”), provides for a five-year $120,000 revolving credit facility (the “Domestic Revolver”), a seven-year $200,000 term loan (the “Term Loan B”) and a five-year $30,000 revolving credit facility (the “Euro Revolver”). Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the “Domestic Borrowers”) are joint and several borrowers under the Domestic Revolver and the Term Loan B, and Hawe Neos Holding S.A. (“Hawe Neos”) is the borrower under the Euro Revolver. We are currently assessing refinancing alternatives for the Credit Facility. If we complete our assessment and elect to refinance our Credit Facility during fiscal 2006, it will likely lower our borrowing costs and provide additional borrowing capacity for acquisitions. In addition to the Credit Facility, we also completed on June 6, 2002, the sale of $150,000 of 8 1/8% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in a private offering.

The Credit Facility is jointly and severally guaranteed by Sybron Dental Specialties, Inc., the other Domestic Borrowers and each of our present and future direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all assets of each such entity, including the capital stock of each domestic subsidiary. In addition, the Credit Facility is secured by a pledge of 65% of the capital stock of each of our first-tier material foreign subsidiaries. The Euro Revolver is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and by some of the assets of our Swiss subsidiary, Hawe Neos, certain direct subsidiaries of Hawe Neos and certain of our other indirect foreign subsidiaries.

The Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs. We do have one outstanding interest rate swap (discussed below) that would potentially have a breakage cost if the debt to which the interest rate swap was assigned was prepaid and the interest rate swap could not be re-assigned to other debt. Under the Credit Facility, subject to certain exceptions, we are required to apply all of the proceeds from any issuance of debt, half of the proceeds from any issuance of equity, half of our excess annual cash flow, as defined in our Credit Facility, and, subject to permitted reinvestments, all amounts received in connection with any sale of our assets and casualty insurance and condemnation or eminent domain proceedings, in each case to repay the outstanding amounts under the Credit Facility.

The Term Loan B amortizes 1% annually for the first six years, payable quarterly, with the balance to be paid in the seventh year in equal quarterly installments. As a result of the upgrade in our credit rating by Standard & Poor’s and Moody’s Investors Service, we amended our Credit Facility effective July 14, 2004, and received a 50 basis point reduction in the margin on our Term Loan B. The Term Loan B now bears interest, at our option, at either (a) the LIBOR rate, plus between 175 and 225 basis points, or (b) the Base rate, plus between 75 and 125 basis points, in each case as determined according to the rating of the Credit Facility by Standard and Poor’s and Moody’s. The per annum interest rate ending September 30, 2005 was LIBOR plus 175 basis points, or 5.59%. As of September 30, 2005, the amount outstanding on the Term Loan B was $51,910. The average interest rate at September 30, 2005 on the Term Loan B was 5.61% after giving effect to the interest rate swap agreements we had in effect as of that date.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Domestic Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 175 and 250 basis points, or (b) the Base rate, plus between 75 and 150 basis points, in each case as determined on a quarterly basis according to a leveraged-based pricing grid with leverage ratios from 1.75x to 3.0x. The per annum interest rate as of September 30, 2005 was LIBOR plus 175 basis points, or 5.59%. The annual commitment fee on the unused portion of the Domestic Revolver will vary from 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2005 the amount outstanding on the Domestic Revolver was $2,200 and the amount available was $143,097. The average interest rate at September 30, 2005 on the Domestic Revolver was 7.13%. The Domestic Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of September 30, 2005, letters of credit totaling $4,703 were issued.

The Euro Revolver bears interest, at our option, at Euro-LIBOR or at Base rates with margins identical to those of the Domestic Revolver. The annual commitment fee on the unused portion of the Euro Revolver varies from 0.375% to 0.5% based on the quarterly leverage ratio. As of September 30, 2005, there was no outstanding balance under the Euro Revolver and the amount available was $30,000.

The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the Senior Subordinated Notes, (vii) the expenditure of more than $100,000 to repurchase or redeem stock from or to pay cash dividends to our stockholders, and (viii) loans and investments. The Credit Facility also has certain financial covenants, including, without limitation, maximum leverage ratios, minimum fixed charge coverage ratios, minimum net worth and maximum capital expenditures.

We were in compliance with all such covenants at September 30, 2005.

Long-term borrowings at September 30, 2005 and 2004 consists of the following:

	2005	2004
Term Loan Facility	$54,110	$62,511
Senior Subordinated Notes	150,000	150,000
Sale/Leaseback obligation	7,632	7,726
Capital leases and other (see Note 9)	90	234

	211,832	220,471
Less: current portion of long-term debt	(733)	(882)

	$211,099	$219,589

Sale/Leaseback: In 1988, we completed the sale and leaseback (the “Sale/Leaseback”) of our then principal domestic manufacturing and office facilities with an unaffiliated third party. The transaction has been accounted for as a financing for financial statement purposes, thus the facilities remain in property, plant and equipment. The transaction was a sale for income tax purposes. The financing obligation is being amortized over the initial 25-year lease term.

The initial term of each lease is 25 years with five five-year renewal options and provides the option to purchase the leased premises at fair market value from June 1, 2008 to May 31, 2009. On the fifth anniversary of the leases and every five years thereafter (including renewal terms), the rent is increased by the percentage equal to 75% of the percentage increase in the Consumer Price Index over the preceding five years. The percentage increase to the rent in any five-year period is capped at 15%. On January 1, 2004, the annual rent payments increased from $1,463 to $1,770. The next adjustment will occur January 1, 2009.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Maturities of long-term borrowings reflect the Credit Facility, Senior Subordinated Notes, Sale/Leaseback, and other long-term debt as of September 30, 2005 as follows:

Fiscal
2006	$733
2007	698
2008	6,894
2009	29,074
2010	552
Thereafter	173,881

$211,832

(9) Lease Commitments

As of September 30, 2005, minimum rentals, excluding rent payments under the Sale/Leaseback described in Note 8, under capital and noncancellable operating leases consisting primarily of machinery and equipment, and building leases are:

Fiscal	Capital	Operating
2006	$51	$6,369
2007	—	5,979
2008	—	5,107
2009	—	4,679
2010	—	4,470
Thereafter	—	20,117

	$51	$46,721

Less amounts representing interest	—

Present value of net minimum lease payments	51
Less current portion	51

Long-term obligations under capital leases	$—

Amortization of assets held under capital leases is included with depreciation expense.

Rental expense under operating leases was $8,158, $7,151 and $6,930 in 2005, 2004 and 2003, respectively.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value due to the short maturity of those instruments except as follows:

Long-Term Borrowings

Credit Facility: The fair value of the Credit Facility as of September 30, 2005 approximates the carrying amount, as the interest rates are variable and approximate rates that we could obtain under similar terms at the balance sheet date. The fair value of our Senior Subordinated Notes is based on quoted market prices and was approximately $159,938 at September 30, 2005.

Derivatives: We had interest rate swaps, cross currency debt swaps and foreign exchange zero cost collars in place at September 30, 2005 (see Note 11). The fair values of these instruments were provided by third party broker/bankers.

	September 30, 2005		September 30, 2004
	Reported Amount	Estimated Fair Value	Reported Amount	Estimated Fair Value
Long-term borrowings (including current portion)	$211,832	$221,770	$220,471	$233,221
Derivatives instruments	6,753	6,753	12,954	12,954

Total fair value	$218,585	$228,523	$233,425	$246,175

The estimated fair values of our financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

(11) Derivatives

Foreign Exchange Currency Risk Management

We operate internationally; therefore, our earnings, cash flows, and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, forecasted sales transactions, as well as net investments in certain foreign operations. These items are denominated in foreign currencies, including but not limited to the euro, Japanese yen, Swiss franc, British pound, Mexican peso, Canadian dollar, Czech koruna and the Australian dollar.

For fiscal year 2006, our projected total foreign currency exposure is approximately 73,078 euros, 916,801 Japanese yen, 18,063 Swiss francs, 1,175 British pounds, 70,082 Mexican pesos, 32,723 Canadian dollars, 49,874 Czech koruna, and 18,084 Australian dollars. We have put in place a strategy to manage our forecasted euro, Japanese yen, and Australian dollar denominated intercompany cash flow exposure through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, British pound, Mexican peso, Czech koruna and Swiss franc at September 30, 2005.

In fiscal 2005, we entered into a series of zero cost collar contracts to hedge foreign denominated forecasted intercompany sales transactions with a total notional amount of 34,500 euros, 555,000 Japanese yen, and 7,500 Australian dollars for fiscal year 2006. For fiscal year 2005, an unrealized gain of $1,823 (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zero cost collar contracts in place as of September 30, 2005 are as follows:

Currency	Trade Date	Effective Date	Maturity Date	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	10/22/2004	10/14/2005	12/15/2005	9,000	1.25	1.28
Euro	12/23/2004	01/17/2006	03/15/2006	9,000	1.33	1.39
Euro	03/18/2005	04/17/2006	06/15/2006	9,000	1.33	1.37
Euro	09/09/2005	07/14/2006	09/15/2006	7,500	1.24	1.29
Yen	10/21/2004	10/14/2005	12/15/2005	150,000	108.00	100.88
Yen	12/23/2004	01/17/2006	03/15/2006	150,000	104.00	94.80
Yen	03/18/2005	04/17/2006	06/15/2006	120,000	104.00	95.33
Yen	09/09/2005	07/14/2006	09/15/2006	135,000	107.00	104.55
Aud	10/21/2004	10/14/2005	12/15/2005	1,800	0.71	0.72
Aud	12/23/2004	01/17/2006	03/15/2006	1,800	0.74	0.75
Aud	03/18/2005	04/17/2006	06/15/2006	1,800	0.75	0.80
Aud	09/09/2005	07/14/2006	09/15/2006	2,100	0.74	0.77

In fiscal 2004, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 39,000 euros, 720,000 Japanese yen, and 7,200 Australian dollars for fiscal year 2005. For fiscal year 2004, an unrealized loss of $329 (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income.

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

In fiscal 2003, we entered into a series of zero cost collar contracts to hedge intercompany transactions with a total notional amount of 42,000 euros and 720,000 Japanese yen for fiscal year 2004. Both the euro zero cost collar contracts and the yen zero cost collar contracts for fiscal year 2004 matured on September 30, 2004. For fiscal year 2003, approximately $1,961 of loss (net of income tax) representing the fair value of the zero cost collars, is included in accumulated other comprehensive income, related to the foreign currency zero cost collar transactions.

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For fiscal 2005, an unrealized loss of $5,865 (net of income tax), representing the fair value of the cross currency debt swap, was included in accumulated other comprehensive income.

Subsequent to September 30, 2005, we unwound all of the five outstanding cross currency debt swap contracts to mitigate our foreign currency exposure because these instruments were getting closer to maturity. As a result, we will realize a loss of $5,548 (net of income tax) in other comprehensive income during the first quarter of fiscal 2006. A total of $6,511 realized loss (net of income tax), including the realized loss of $963 (net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, will remain in the currency translation adjustment account in equity until we dispose of the net investment.

Interest Rate Exposure—Interest Rate Risk Management

We use the Credit Facility and Senior Subordinated Notes to finance our operations. The Credit Facility exposes us to variability in interest payments due to changes in interest rates. If our interest rates increase, interest expense increases. Conversely, if our interest rates decrease, interest expense also decreases. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These interest rate swaps change a portion of our variable-rate cash flow exposure to fixed-rate cash flows. We continue to assess our exposure to interest rate risk on an ongoing basis.

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of September 30, 2005. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Fiscal Years Ending September 30
Liabilities	2006	2007	2008	2009	2010	Thereafter	Fair Value
Long-Term Debt:
Fixed Rate Debt	—	—	—	—	—	$150,000	$159,938
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$733	$698	$6,894	$29,074	$552	$23,881	$61,832
Average Interest Rate	6.309%	6.264%	6.329%	6.429%	6.539%	6.659%

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal year ended 2005, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments of the debt obligations was $521. Below is a table listing the interest expense exposure detail, including the notional amount as of September 30, 2005:

Loan	Notional Amount	Trade	Effective	Maturity	Fiscal 2005 Cost
Ormco B	25,345	1/2/2001	03/30/2001	6/30/2006	521

Total	$25,345				$521

For fiscal year ended 2004, the total net cost of converting from a floating rate (3-month LIBOR) to a fixed rate for a portion of the interest payments on the debt obligations was $1,695. Below is a table listing the interest expense exposure detail, including the notional amount as of September 30, 2004:

Loan	Notional Amount	Trade	Effective	Maturity	Fiscal 2004 Cost
Kerr B	11,767	1/2/2001	03/30/2001	3/31/2005	606
Ormco B	25,345	1/2/2001	03/30/2001	6/30/2006	1,089

Total	$37,112				$1,695

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

During the year ended September 30, 2005, an approximate $145 loss (net of income tax) was recorded in accumulated other comprehensive income. The fair values of the interest rate swap agreements as of September 30, 2005 are as follows:

Loan	Notional Amount	Trade	Effective	Maturity	Fair Value (pre-tax)
Ormco B	25,345	01/02/2001	03/30/2001	06/30/2006	234

Total	$25,345				$234

During the year ended September 30, 2004, an approximate $965 loss (net of income tax) was recorded in accumulated other comprehensive income. The fair values of the interest rate swap agreements as of September 30, 2004 are as follows:

Loan	Notional Amount	Trade	Effective	Maturity	Fair Value (pre-tax)
Kerr B	$11,767	01/02/2001	03/30/2001	03/31/2005	$332
Ormco B	25,345	01/02/2001	03/30/2001	06/30/2006	1,224

Total	$37,112				$1,556

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended September 30, 2003, an approximate $2,116 loss (net of income tax) was recorded in accumulated other comprehensive income. The fair values of the interest rate swap agreements as of September 30, 2003 are as follows:

Loan	Notional Amount	Trade	Effective	Maturity	Fair Value (pre-tax)
Kerr B	$19,914	01/02/2001	03/30/2001	03/31/2005	$964
Ormco B	25,345	01/02/2001	03/30/2001	06/30/2006	2,343

Total	$45,259				$3,307

(12) Employee Benefit Plans

Pension and Other Postretirement Benefits: We participate in various defined benefit pension plans covering substantially all of our U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Our funding policy is to generally make annual contributions in excess of both the minimum required contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (PBGC) variable premium payments. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit plans, we provide certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Any of our salaried employees who reached age 55 prior to January 1, 1996 are eligible for postretirement health care benefits if they reach retirement age while working for us. We accrue, as current costs, the future lifetime retirement benefits for qualifying active employees. The postretirement health care plans currently follow a policy instituted by the predecessor of Apogent in 1986 where our contributions were frozen at the levels equal to the corporation’s contributions on December 31, 1988, except where collective bargaining agreements and voluntary early retirement separation agreements prohibited such a freeze.

The discount rate utilized for the Canadian Pension plan was derived from the yield curve, as of the plan measurement date, on corporate bonds rated AAA/AA, and was adjusted to match the plan’s duration of benefits. The discount rate utilized for the U.S. Pension plans and the post retirement health care plans was derived from an imputed daily Citigroup Pension curve, as of the plan measurement date, as well as the Moody’s long-term Aa corporate bond index.

The following assumptions were used in determining the pension benefit obligation of our defined benefit pension plans:

	U.S. Pension Plans		Canadian Pension Plan
	2005	2004	2005	2004
Discount rate	5.25%	6.25%	5.25%	6.50%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	4.00%

The following assumptions were used in determining the net periodic benefit cost of our defined benefit pension plans:

	U.S. Pension Plans		Canadian Pension Plan
	2005	2004	2005	2004
Discount rate	6.25%	6.00%	6.50%	6.75%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	8.75%

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For U.S. pension plans, the overall expected return on assets assumption was based on an asset mix of 69% equity, 28% fixed income and 3% cash. U.S. equities and fixed income and returns were based on the S&P 500 index and U.S. intermediate Government Treasury return data since 1926. The expected nominal return on this basis is 8.91%. For the Canadian pension plan, the overall expected return on assets assumption was based on an asset mix of 69% equity, 30% fixed income and 1% cash. Equity and fixed income returns were based on Canadian investment manager surveys for the mid to long-term horizon. The expected nominal return on this basis is 6.55%.

The following assumptions were used in determining the postretirement benefit obligation and the net periodic benefit cost of our postretirement healthcare plans.

	2005	2004
Discount rate	5.00%	6.25%
Annual increase in medical costs	10.00%	6.50%
Rate to which the cost trend rate is assumed to decline	5.00%	N/A
Number of years to ultimate trend rate	5	N/A

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligations:
Obligations at beginning of year	$61,990	$54,075	$16,517	$13,896
Service cost	4,356	3,936	594	476
Interest cost	3,862	3,272	1,014	789
Actuarial loss	15,324	1,148	5,072	2,217
Benefit payments	(1,176)	(1,063)	(836)	(861)
Plan amendments	—	—	(3,300)	—
Foreign exchange rates	977	622	—	—

Obligations at end of year	$85,333	$61,990	$19,061	$16,517
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	50,790	43,701	$—	$—
Actual return on plan assets	4,303	7,310	—	—
Employer contributions	10,409	444	—	—
Benefit payments	(1,176)	(1,063)	—	—
Foreign exchange rates	645	398	—	—

Fair value of plan assets at end of year	$64,971	$50,790	$—	$—
Funded status:
Funded status at end of year	$(20,362)	$(11,200)	$(19,061)	$(16,517)
Unrecognized prior service cost	387	499	(3,300)	—
Unrecognized loss	35,018	20,116	14,841	10,380
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987 acquisition of Sybron International	941	974	—	—

Net amount recognized at end of year	$15,984	$10,389	$(7,520)	$(6,137)

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amounts recognized in our consolidated balance sheets:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$15,347	$9,034	$—	$—
Accrued benefit liability	(7,355)	(2,543)	(7,520)	(6,137)
Remaining excess of fair value of plan assets over projected benefit obligation recognized as a result of the 1987 acquisition of Sybron International	941	974	—	—
Other	7,051	2,924	—	—

Net amount recognized in other non-current assets or (liabilities) at September 30	$15,984	$10,389	$(7,520)	$(6,137)

The following table provides disclosure of the net periodic benefit cost:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$4,356	$3,936	$3,143	$594	$477	$291
Interest cost	3,862	3,272	2,905	1,014	789	684
Expected return on plan assets	(4,407)	(3,787)	(3,072)	—	—	—
Amortization of prior service cost	95	96	99	—	—	—
Amortization of net loss	957	1,206	692	611	450	260

Net periodic benefit cost	$4,863	$4,723	$3,767	$2,219	$1,716	$1,235

At September 30, 2005 and 2004, all plans had projected benefit obligations in excess of fair value of the plan assets. At September 30, 2005 and 2004, our U.S. pension plans, except the Supplemental Executive Retirement Program, had pension assets in excess of their accumulated benefit obligations. All plans are funded above required funding levels. Additional information is as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Pension plans with projected benefit obligation in excess of plan assets:
Fair value of plan assets	$52,181	$38,809	$—	$—
Projected benefit obligation	72,693	51,315	$19,061	$16,517
Pension plans with plan assets in excess of the projected benefit obligation:
Fair value of plan assets	$12,790	$11,981	$—	$—
Projected benefit obligation	12,640	10,675	—	—
Pension plans with accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$8,850	$7,393	$—	$—
Accumulated benefit obligation	16,205	9,935	—	—
Pension plans with plan assets in excess of the accumulated benefit obligation:
Fair value of plan assets	$56,121	$43,397	$—	$—
Accumulated benefit obligation	55,645	40,931	—	—

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An increase of one percentage point in the per capita cost of health care costs associated with the health insurance plans for which our contributions are not frozen would increase the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2005 by approximately $3,392 and $338, respectively. Similarly, a decrease of one percentage point in the per capita cost of health care costs would decrease the accumulated postretirement benefit obligation and service and interest cost components as of September 30, 2005 by approximately $2,692 and $260, respectively.

Plan Assets

Our pension plans’ asset allocation by asset category is as follows:

	U.S. Pension Plans		Canadian Pension Plan
	September 30,		September 30,
	2005	2004	2005	2004
Asset Category
Equity	69%	73%	69%	66%
Fixed Income	28%	24%	30%	32%
Cash	3%	3%	1%	2%

Total	100%	100%	100%	100%

The target asset allocation of the plan assets of the U.S. pension plans is:

Large Cap Domestic Equity	30% to 50%
Small/Mid Cap Domestic Equity	10% to 20%
International Equity	10% to 20%
Fixed Income	15% to 35%
Cash	0% to 10%

The target asset allocation of the plan assets of the Canadian pension plan is:

Canadian Equity	40% to 80%
Overseas Equity	0% to 30%
Fixed Income	20% to 60%
Cash	0% to 5%

Contributions

We expect to contribute approximately $3,258 to our pension plans in fiscal 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Benefit Payments
2006	$1,392
2007	1,570
2008	1,824
2009	2,123
2010	2,387
2011 to 2015	17,888

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Savings Plans: Employees in the United States are eligible to participate in contributory savings plans that we maintain under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Our matching contributions under the plans, net of forfeitures, were approximately $1,673, $1,589 and $1,497 for 2005, 2004 and 2003, respectively.

(13) Restructuring and Merger and Integration Charges

In fiscal 2005, we implemented and completed a plan to consolidate our Demetron and Orascoptic operations into one facility. As a result of this plan, we recorded restructuring charges of $1,204 ($819 after tax) in the fiscal year ended September 30, 2005. The $1,204 restructuring charge is comprised of approximately $616 of cash charges related to severance and termination costs associated with the employees whose employment we have terminated or plan to terminate as a result of the consolidation, an approximate $314 cash charge related to lease termination, storage and moving costs, and approximately $274 of cash charges related to miscellaneous consolidation costs. Approximately $588 of the costs were recorded as a component of costs of goods sold and $616 of the costs were recorded in selling, general and administrative expense. Approximately $85 of the 2005 restructuring costs is expected to be paid by the end of the first fiscal quarter of fiscal 2006.

In fiscal 2004, we implemented and completed a plan to close our facility in Tijuana, Mexico by the end of the first quarter of fiscal 2005. As a result of this plan, we recorded restructuring charges of $1,471 ($986 after tax) in the fiscal year ended September 30, 2004. The charges were comprised of severance and termination costs associated with the 246 employees whose employment we terminated as a result of the closure and recorded as a component of cost of goods sold in the fiscal year. The 2004 restructuring was completed in the first quarter of fiscal 2005, and all severance was paid.

In September 2002, we recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge was primarily comprised of severance and termination costs associated with the 71 employees whose employment we terminated as a result of the consolidation of several of our European facilities into our Hawe Neos facility in Switzerland. Of the $3,666 restructuring charge, approximately $3,064 was related to cash payments for severance and contractual obligations; $300 was for the cash payment of tax liabilities included in income taxes payable; and the balance of approximately $302 related to non-cash charges. We completed the 2002 restructuring in fiscal 2004 and made an adjustment to restructuring charges of approximately $200, primarily for the over accruals for anticipated costs associated with severance and related costs. A balance of $300 remains in our accrued tax liability until it is remitted.

The 2002 restructuring charge activity since September 30, 2002 and its components are as follows:

	Severance	Lease Payments	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(c)	(c)	(d)	(e)
2002 Restructuring Charge	$2,347	$332	$106	$196	$300	$229	$156	$3,666
Fiscal 2002 Non-Cash Charges	70	—	—	—	—	—	43	113

September 30, 2002 Balance	2,277	332	106	196	300	229	113	3,553
Fiscal 2003 Cash Payments	1,761	278	—	—	—	229	80	2,348
Fiscal 2003 Non-Cash Charges	—	—	106	196	—	—	—	302

September 30, 2003 Balance	516	54	—	—	300	—	33	903
Fiscal 2004 Cash Payments	404	16	—	—	—	—	—	420
Fiscal 2004 Adjustments	112	38	—	—	—	—	33	183

September 30, 2005 and 2004 Balance	$—	$—	$—	$—	$300	$—	$—	$300

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The amount primarily represents the charges for severance and termination costs associated with the 71 employees primarily located at several facilities throughout Europe whose employment we terminated as a result of the 2002 European restructuring plan.
(b)	Amount represents lease payments on exited facilities.
(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	Amount represents $300 for tax liabilities included in income taxes payable.
(e)	Amount represents certain contractual obligations.

In June 1998, we recorded a restructuring charge of approximately $14,600 (approximately $10,700 after tax) for the rationalization of certain acquired companies, combination of certain duplicate production facilities, movement of certain customer service and marketing functions, and the exiting of several product lines. In fiscal 2005 we reversed a tax liability accrual of approximately $700 when we determined that we would not be required to pay this tax.

The 1998 restructuring charge activity since June 30, 1998 and its components are as follows:

	Severance	Lease Payments	Shut-Down Costs	Inventory Write-Off	Fixed Assets	Tax	Contractual Obligations	Other	Total
	(a)	(b)	(b)	(c)	(c)	(d)	(e)
1998 Restructuring Charge	$4,300	$300	$400	$4,600	$1,300	$700	$900	$2,100	$14,600
Fiscal 1998 Cash Payments	1,800	—	100	—	—	—	300	1,400	3,600
Fiscal 1998 Non-Cash Charges	—	—	—	4,600	1,300	—	—	—	5,900

September 30, 1998 Balance	2,500	300	300	—	—	700	600	700	5,100
Fiscal 1999 Cash Payments	1,300	300	300	—	—	—	300	400	2,600
Adjustments(a)	1,200	—	—	—	—	—	—	—	1,200

September 30, 1999 Balance	—	—	—	—	—	700	300	300	1,300
Fiscal 2000 Cash Payments	—	—	—	—	—	—	300	100	400

September 30, 2000 and 2001 Balance	—	—	—	—	—	700	—	200	900
Fiscal 2002 Cash Payments	—	—	—	—	—	—	—	16	16
Fiscal 2002 Non-Cash Charges	—	—	—	—	—	—	—	7	7

September 30, 2002 Balance	—	—	—	—	—	700	—	177	877
Fiscal 2003 Non-Cash Charges	—	—	—	—	—	—	—	(6)	(6)

September 30, 2003 Balance	—	—	—	—	—	700	—	183	883
Fiscal 2004 Adjustments	—	—	—	—	—	—	—	183	183

September 30, 2004 Balance	—	—	—	—	—	700	—	—	700
Fiscal 2005 Adjustments	—	—	—	—	—	700	—	—	—

September 30, 2005 Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

(a)	The amount primarily represents severance and termination costs related to the 154 employees whose employment was terminated as a result of the 1998 restructuring plan. An adjustment of approximately $1,200 was made in fiscal 1999 to adjust the accrual primarily representing over accruals for anticipated costs associated with outplacement services, accrued fringe benefits, and severance associated with employees who were previously notified of termination and subsequently filled other company positions.
(b)	Amount represents lease payments and shutdown costs on exited facilities.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Amount represents write-offs of inventory and fixed assets associated with discontinued product lines.
(d)	The charge of $700 represents an accrual for a statutory tax relating to assets transferred from an exited sales facility in Switzerland. This accrual was reversed in fiscal 2005 when we determined that we would not be required to pay this tax.
(e)	Amount represents certain contractual obligations.

(14) Stock-Based Compensation

Our employee stock option plans are part of a broad-based, long term retention program to promote success, and enhance the value of the Company by linking personal interests of the participants to those of our stockholders, and by providing participants with an incentive for outstanding performance.

We currently have three long-term incentive plans including the 2000 Long-Term Incentive Plan (the “2000 Stock Plan”), the 2001 Long-Term Incentive Plan (the “2001 Stock Plan”), and the 2005 Long-Term Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan was approved at the 2005 Annual Meeting of Stockholders. Under the 2000 and 2005 Stock Plans, incentive stock options and nonqualified stock options may be granted to employees, including employees who are members of the Board of Directors, but excluding any director who is not an employee. Under the 2001 Stock Plan, incentive stock options and nonqualified stock options may be granted to employees, other than employees who are officers (as that term is defined in Rule 16a-1(f) under the Exchange Act) or directors. Subject to the terms and provisions of the plan, options may be granted to eligible employees selected by the Compensation Committee of the Board of Directors, which administers the plans. The Compensation Committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the option grants. The exercise price of an option granted under the plans is determined by the Compensation Committee, but may not be less than 100% of the fair market value of our underlying common stock on the date of grant.

The total number of shares of our common stock authorized for issuance under the 2000, 2001, and 2005 Stock Plans is 5,450,000, 1,000,000, and 4,000,000 respectively. Shares available for an award under the 2000, 2001, and 2005 Stock Plans may be either authorized but unissued or reacquired shares. If any award is canceled, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the appropriate Stock Plan, subject to such requirements as may be promulgated by the Compensation Committee.

Options granted under the 2000, the 2001, and 2005 Stock Plans are exercisable up to ten years from date of grant. Stock options vest under the plans subject to the restrictions and conditions that the Compensation Committee approves. Typically the vesting schedule is 25% per year based on the date of grant for the 2000 Stock Plan and the 2001 Stock Plan, and 5 year cliff vesting for the 2005 Stock Plan.

We currently have two Outside Directors’ plans—the 2000 Outside Directors’ Stock Option Plan (the “2000 Directors’ Plan”) and the 2005 Outside Directors’ Stock Plan (the “2005 Directors’ Plan”). The 2005 Directors’ Plan was approved at our 2005 Annual Meeting of Stockholders. A maximum of 300,000 and 350,000 shares of our common stock may be issued pursuant to the exercise of nonqualified stock options granted under the 2000 and 2005 Directors’ Plans, respectively. If any award is canceled, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the appropriate Stock Plan, subject to such requirements as may be promulgated by the Compensation Committee. These options are exercisable up to ten years from date of grant and vest on the date of grant.

The granting of options is automatic under the 2000 and 2005 Directors’ Plans. Upon the first meeting of the Board of Directors following the Annual Meeting of Stockholders in 2001 through 2005 under the 2000 Directors’ Plan and 2006 through 2010 under the 2005 Directors’ Plan, each person then serving as a member of the Board of Directors who is not one of our full-time employees shall automatically be granted an option to

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase 10,000 shares of our common stock (subject to appropriate adjustment for stock splits and other changes affecting the common stock). If there is not a sufficient number of remaining available shares under the 2000 or 2005 Directors’ Plans to grant each outside director an option to purchase the number of shares specified, each outside director shall receive an option to purchase an equal number of the remaining available shares, determined by dividing the remaining available shares by the number of outside directors. The exercise price at which shares may be purchased under each option shall be 100% of the fair market value of our common stock on the date the option is granted.

At September 30, 2005, 1,601,576 shares of common stock were reserved for future stock option grants under the above plans.

The following is a summary of the stock option activity since September 30, 2002:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2002	5,387,684	$14.60
Granted	968,583	18.97
Exercised	(303,669)	(13.36)
Canceled	(300,700)	(15.94)

Options outstanding at September 30, 2003	5,751,898	15.33
Granted	60,000	28.93
Exercised	(1,006,885)	(13.29)
Canceled	(71,215)	(17.08)

Options outstanding at September 30, 2004	4,733,798	15.91
Granted	3,390,889	37.83
Exercised	(1,052,438)	(14.96)
Canceled	(96,170)	(29.82)

Options outstanding at September 30, 2005	6,976,079	$26.50	7.2	$105,199

Options exercisable at September 30, 2005	3,253,974	$16.03	4.9	$83,139

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Outstanding at September 30, 2005	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable at September 30, 2005	Weighted- average exercise price
$ 3.94 to $ 7.88	15,163	0.3	$6.54	15,163	$6.54
$ 7.88 to $11.82	77,831	1.2	8.46	77,831	8.46
$11.82 to $15.76	2,916,930	4.8	15.00	2,721,708	15.01
$15.76 to $19.70	205,084	6.0	18.98	156,301	18.95
$19.70 to $23.64	372,682	7.5	23.56	184,971	23.56
$23.64 to $27.58	16,000	8.0	25.83	8,000	25.83
$27.58 to $31.52	40,000	8.4	28.93	40,000	28.93
$35.47 to $39.41	3,332,389	9.5	37.84	50,000	37.65

	6,976,079	7.2	$26.50	3,253,974	$16.03

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of options granted during the years ended September 30, 2005, 2004, and 2003 was $16.34, $8.11, and $5.43, respectively. The total intrinsic value of options exercised during the years ended September 30, 2005, 2004, and 2003 was $21,868, $15,624, and $2,066, respectively.

The following table summarizes information regarding unvested share activity for the year ended September 30, 2005.

	Non-vested Number of Options	Weighted Average Exercise Price
Non-vested options outstanding at September 30, 2004	1,377,251	$17.60
Granted	3,390,889	39.41
Vested	(949,865)	(17.74)
Canceled	(96,170)	(29.82)

Non-vested options outstanding at September 30, 2005	3,722,105	$35.65

As of September 30, 2005, there was $51,562 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.7 years less any stock options forfeited prior to vesting. The total fair value of shares vested during the years ended September 30, 2005, 2004, and 2003, was 4,998, 5,591, and 5,256, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended September 30, 2005, 2004, and 2003 was $15,187, $12,972, and $4,004, respectively. The actual tax benefit realized from the tax deductions for options exercised totaled $7.8 million, $4.8 million, and $0.6 million, respectively, for the years ended September 30, 2005, 2004, and 2003.

For purposes of satisfying stock option exercises, we have a policy of issuing new shares to fulfill exercises during the year.

The Employee Stock Purchase Plan (“ESPP”) was approved by stockholders at the 2003 Annual Meeting of Stockholders. Under the terms of the ESPP, 500,000 shares of common stock were reserved for issuance to our employees, nearly all of whom are eligible to participate. As of September 30, 2005, 386,410 shares remain available for issuance to our employees. Under the terms of the ESPP, employees can choose each year to have one to ten percent of their base pay withheld, not to exceed amounts allowed by the Internal Revenue Code, to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its price at the beginning or end of each six month offering period. During fiscal 2005 and 2004, 60,484 and 53,106 shares of common stock were purchased at an average price of $27.48 and $22.05 per share, respectively. As the initial offering period of the ESPP ended on December 31, 2003, no shares of common stock were purchased under the ESPP prior to fiscal 2004.

(15) Commitments and Contingent Liabilities

We or our subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of our respective operations, including products liability, patent and trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are vigorously defending lawsuits and other claims against us. We believe that any liabilities which might reasonably be expected to result from any of the pending cases and claims would not have a material adverse effect on our results of operations or financial condition, even if we are unable to recover amounts that we expect to recover with respect to those pending cases and claims through insurance, indemnification arrangements, or other sources. There can be no assurance as to this, however, or that litigation having such a material adverse effect will not arise in the future.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use third-party insurance for losses and liabilities associated with our operations, including workers compensation. The liability claims are subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience.

(16) Acquisitions

We have completed three acquisitions since the beginning of 2004. We are subject to future purchase price adjustments, based upon earnout provisions, under two of the three purchase agreements. The earnout provisions are subject to the achievement of certain financial goals. The acquired companies are all engaged in related businesses (see Note 18 for a description of business segments).

2005

Acquisitions

In the first quarter of fiscal 2005, Sybron Canada Limited, one of our subsidiaries, acquired all of the common shares of Innova LifeSciences Corporation (“Innova”) for approximately $47,814. Innova is a Canadian based manufacturer and marketer of dental implants and markets its products to oral surgeons, periodontists, prosthodontists and general dentists. The allocation of the purchase price, based on the estimated fair values of acquired net assets, reflects acquired goodwill of approximately $19,717 with the remaining acquisition cost allocated to the acquired net assets. The results of this acquisition are included in our results of operations as of the date it was acquired.

In the third quarter of fiscal 2005, Ormco B.V., a subsidiary of the Specialty Products business segment, acquired all of the outstanding shares of Oraltronics Dental Implant Technology GmbH (“Oraltronics”) for approximately $23,559. Oraltronics is headquartered in Bremen, Germany and is engaged in the manufacture and sale of dental implants. The preliminary allocation of the purchase price, based on the estimated fair values of acquired net assets, reflects acquired goodwill of approximately $7,652 with the remaining acquisition cost allocated to the acquired net assets. The results of this acquisition are included in our results of operations as of the date it was acquired.

2004

Acquisition

During fiscal 2004, our Professional Dental segment acquired a product line from Bioplant Products, Inc. that is used in bone regeneration following the extraction of a tooth. We acquired the business in order to expand our offering of restorative products. We paid approximately $6,702 for the purchase of the product line from Bioplant. The allocation of the purchase price, based on the estimated fair values of acquired net assets, reflects acquired goodwill of approximately $4,780 with the remaining acquisition cost allocated to the acquired net assets. The results of this acquisition are included in our results of operations as of the date it was acquired.

Pro Forma Financial Information

The following unaudited pro forma financial information presents our consolidated results of the operations and the purchased businesses referred to above as if the 2005 and 2004 acquisitions had occurred as of the beginning of 2004 after giving effect to certain adjustments, including additional depreciation expense, increased interest expense on debt related to the acquisitions and related tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had we and the acquired companies constituted a single entity during such periods.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30, 2005	Year Ended September 30, 2004
Net sales	$657,673	$599,187
Net income	$77,870	$65,273
Earnings per share—basic	$1.95	$1.69
Earnings per share—diluted	$1.88	$1.62

(17) Stockholders’ Equity

Shareholder Rights Plan: On December 8, 2000, the Board of Directors adopted a Rights Agreement pursuant to which Rights are distributed as a dividend at the rate of one Right for each share of our common stock, par value $.01 per share, outstanding upon consummation of the spin-off from Apogent on December 11, 2000, or issued thereafter. Each Right initially will entitle stockholders to buy one one-hundredth of a share of a series of preferred stock for sixty-five dollars. The Rights generally will be exercisable if a person or group acquires beneficial ownership of 15 percent or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of our common stock. Thereafter, or if thereafter we are involved in a merger or certain other business combinations not approved by the Board of Directors, each Right will entitle its holder, other than the acquiring person or group, to purchase either our common stock or common stock of the acquirer having a value of twice the exercise price of the Right. The Rights are attached to the common stock unless and until they become exercisable and will expire on December 11, 2010, unless we redeem them earlier for $.01 each or exchange them as provided in the Rights Agreement.

Other comprehensive income

	Years Ended September 30,
	2005			2004			2003
	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount
Foreign currency translation adjustments	$1,916	$728	$1,188	$9,664	$2,398	$7,266	$23,720	$8,760	$14,960
Unrealized gain (loss) on derivative instruments	4,234	1,609	2,625	3,376	838	2,538	(3,558)	(1,205)	(2,353)
Minimum pension liability adjustment	(3,152)	1,393	(1,759)	148	170	(22)	3,765	1,590	2,175

Other comprehensive income	$2,998	$944	$2,054	$13,188	$3,406	$9,782	$23,927	$9,145	$14,782

(18) Segment Information

Our operating subsidiaries are engaged in the manufacture and sale of dental products in the United States and other countries. Our subsidiaries operate in two business segments: Professional Dental and Specialty Products.

Products in the Professional Dental business segment include light cured composite filling materials and bonding agents, amalgam alloy filling materials, magnification lenses, dental burs, impression materials, and curing lights used in general dentistry; waxes, specialty burs, investment and casting materials, equipment and accessories used in dental laboratories; and disposable infection prevention products for dental equipment and offices, high level disinfectants and sterilants, and enzymatic cleaners and instruments care solutions for medial and dental instruments, surface disinfectant products and antimicrobial skincare products for medical and dental use.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The corporate office general and administrative expenses have been allocated to the segments on the basis of net sales.

Information on these business segments is summarized as follows:

	Professional Dental	Specialty Products	Eliminations	Total SDS
2005
Revenues:
External customer	$341,618	$308,048	$—	$649,666
Intersegment	2,526	3,553	(6,079)	—

Total revenues	$344,144	$311,601	$(6,079)	$649,666

Gross profit	187,199	177,844	—	365,043
Selling, general and administrative expenses	122,284	118,127	—	240,411
Operating income	64,915	59,717	—	124,632
Depreciation and amortization of other intangible assets	9,874	7,765	—	17,639
Interest expense	9,601	8,872	—	18,473

2004
Revenues:
External customer	$315,872	$258,104	$—	$573,976
Intersegment	3,195	4,467	(7,662)	—

Total revenues	$319,067	$262,571	$(7,662)	$573,976

Gross profit	172,234	144,080	—	316,314
Selling, general and administrative expenses	110,307	92,641	—	202,948
Operating income	61,927	51,439	—	113,366
Depreciation and amortization of other intangible assets	9,547	5,046	—	14,593
Interest expense	10,344	9,143	—	19,487

2003
Revenues:
External customer	$307,608	$218,783	$—	$526,391
Intersegment	4,726	8,371	(13,097)	—

Total revenues	$312,334	$227,154	$(13,097)	$526,391

Gross profit	168,705	122,084	—	290,789
Selling, general and administrative expenses	100,497	78,322	—	178,819
Operating income	68,208	43,762	—	111,970
Depreciation and amortization of other intangible assets	8,102	4,508	—	12,610
Interest expense	12,010	9,544	—	21,554

In fiscal 2005 and in fiscal 2003, one distributor, Henry Schein Inc., accounted for more than 10% of our consolidated net sales, selling primarily into the Professional Dental segment. In fiscal 2004, no one customer accounted for more than 10% of consolidated net sales.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the segment assets and expenditures for property, plant and equipment as of September 30, 2005, 2004 and 2003:

	Professional Dental	Specialty Products	Total SDS
Segment assets:
September 30, 2005	$489,278	$261,140	$750,418
September 30, 2004	461,140	185,418	646,558
September 30, 2003	431,212	180,447	611,659

Expenditures for property, plant and equipment:
September 30, 2005	$10,182	$9,183	$19,365
September 30, 2004	8,265	5,772	14,037
September 30, 2003	4,906	4,247	9,153

Our international operations are conducted principally in Europe. Inter-geographic sales are made at prices approximating market.

	2005	2004	2003
Net Sales:
United States:
Customers	$348,954	$310,480	$299,518
Inter-geographic	27,108	28,473	30,891

	376,062	338,953	330,409

Europe:
Customers	177,545	158,917	132,923
Inter-geographic	67,126	58,948	61,135

	244,671	217,865	194,058

All other areas:
Customers	123,167	104,579	93,950
Inter-geographic	23,268	19,511	19,533

	146,435	124,090	113,483

Inter-geographic sales	(117,502)	(106,932)	(111,559)

Total net sales	$649,666	$573,976	$526,391

Net property, plant and equipment:
United States	$41,226	$35,300	$34,228
Europe	30,713	31,859	28,456
All other areas	15,823	15,962	18,066

Total net property, plant and equipment	$87,762	$83,121	$80,750

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2005
Net sales	$149,040	$165,056	$165,174	$170,396	$649,666

Gross profit	$85,367	$93,185	$92,274	$94,217	$365,043

Net income(b)	$15,039	$19,438	$20,679	$21,529	$76,685

Basic earnings per share(a)	$0.38	$0.49	$0.51	$0.53	$1.92

Diluted earnings per share(a)	$0.37	$0.47	$0.50	$0.52	$1.85

2004
Net sales	$131,857	$150,921	$145,518	$145,680	$573,976

Gross profit	$71,958	$82,585	$81,869	$79,902	$316,314

Net income(c)	$11,949	$17,508	$16,530	$16,125	$62,112

Basic earnings per share(a)	$0.31	$0.46	$0.43	$0.41	$1.61

Diluted earnings per share(a)	$0.30	$0.44	$0.41	$0.40	$1.54

2003
Net sales	$120,149	$134,267	$134,232	$137,743	$526,391

Gross profit	$64,575	$74,350	$74,382	$77,482	$290,789

Net income(d)	$9,565	$15,607	$14,979	$17,301	$57,452

Basic earnings per share(a)	$0.25	$0.41	$0.39	$0.45	$1.51

Diluted earnings per share(a)	$0.25	$0.40	$0.38	$0.43	$1.46

(a)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.
(b)	In fiscal 2005, we recorded net discrete tax adjustments of $3,954 related to the reversal and establishment of various tax liabilities. We also recorded impairment losses of $3,219 on intangible and long-lived assets and expenses of $1,204 related to the consolidation of our Demetron and Orascoptic operations into one facility.
(c)	In the second quarter of fiscal 2004 we recorded expenses of $1,471 related to our facility rationalization in Mexico and $673 related to our facility rationalizations in Eastern Europe.
(d)	Our fiscal 2003 results also include a $500 gain, net of tax, on the sale of the San Diego facility in the second quarter and a $900 tax benefit of a settlement in Canada in the fourth quarter.

(20) Condensed Consolidating Financial Information

Our domestic subsidiaries are guarantors of our 8 1/8% Senior Subordinated Notes due 2012, on an unsecured senior subordinated basis. Except to the extent necessary to avoid a fraudulent conveyance, the note guarantees are full and unconditional. The notes and the subsidiary guarantees are unsecured and subordinated to our and to all of our guarantor subsidiaries’ existing and future unsubordinated debt, including debt under the Credit Facility entered into on June 6, 2002.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2003, Sybron Dental Management was a guarantor subsidiary of our Senior Subordinated Notes. Effective January 1, 2003, Sybron Dental Management was merged into SDS. Prior period condensed consolidating financial information has been adjusted to reflect this merger.

Below are the unaudited condensed consolidating balance sheets as of September 30, 2005, and 2004, statements of operations for the years ended September 30, 2005, 2004 and 2003, and statements of cash flows for the years ended September 30, 2005, 2004, and 2003, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

Certain general corporate expenses have been allocated to the subsidiaries. As a matter of course, we retain certain assets and liabilities at the corporate level that are not allocated to the subsidiaries including, but not limited to, certain employee benefit, insurance and tax liabilities. Intercompany balances include receivables/payables incurred in the normal course of business in addition to investments and loans transacted by subsidiaries with other subsidiaries or with us.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of September 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and equivalents	$(1,494)	$(2,154)	$62,220	$—	$58,572
Account receivable, net	(1)	59,412	53,089	—	112,500
Inventories	—	60,396	32,444	—	92,840
Other current assets	11,550	3,164	5,335	—	20,049

Total current assets	10,055	120,818	153,088	—	283,961
Property, plant and equipment, net	8,922	32,304	46,536	—	87,762
Goodwill	—	197,756	97,550	—	295,306
Intangible assets, net	—	15,553	35,329	—	50,882
Investment in subsidiaries	917,199	—	—	(917,199)	—
Intercompany balances	—	213,578	123,540	(337,118)	—
Other assets	21,857	7,930	2,720	—	32,507

Total assets	$958,033	$587,939	$458,763	$(1,254,317)	$750,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Account payable	$659	$11,040	$8,436	$—	$20,135
Current portion of long-term debt	51	682	—	—	733
Income taxes payable	8,727	(4,774)	7,839	—	11,822
Accrued expenses and other current liabilities	13,437	25,445	20,922	—	59,804

Total current liabilities	22,874	32,423	37,197	—	92,494
Long-term debt	7,200	53,899	—	—	61,099
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	16,601	—	(196)	—	16,405
Other liabilities	22,087	345	5,835	—	28,267
Intercompany balances	337,118	—	—	(337,118)	—

Total Liabilities	555,880	86,667	42,836	(337,118)	348,265
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	404	3,446	16,312	(19,758)	404
Additional paid-in capital	118,448	311,378	252,837	(564,215)	118,448
Retained earnings	264,841	170,656	127,855	(298,511)	264,841

Accumulated other comprehensive income	18,460	15,792	18,923	(34,715)	18,460

Total stockholders’ equity	402,153	501,272	415,927	(917,199)	402,153

Total liabilities and stockholders’ equity	$958,033	$587,939	$458,763	$(1,254,317)	$750,418

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations

	For The Year Ended September 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$354,911	$300,834	$(6,079)	$649,666
Cost of sales	1,202	117,906	171,594	(6,079)	284,623

Gross profit	(1,202)	237,005	129,240	—	365,043
Selling, general and administrative expenses	30,431	125,129	84,851	—	240,411

Operating income (loss)	(31,633)	111,876	44,389	—	124,632
Other income (expense):
Interest expense	(14,099)	(4,308)	(66)	—	(18,473)
Amortization of deferred financing fees	—	(1,653)	—	—	(1,653)
Income from equity method investments	76,685	—	—	(76,685)	—
Other, net	45,732	(38,853)	(6,294)	—	585

Income before income taxes	76,685	67,062	38,029	(76,685)	105,091
Income taxes	—	21,402	7,004	—	28,406

Net income	$76,685	$45,660	$31,025	$(76,685)	$76,685

	For The Year Ended September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$318,618	$263,020	$(7,662)	$573,976
Cost of sales	1,075	111,023	153,226	(7,662)	257,662

Gross profit	(1,075)	207,595	109,794	—	316,314
Selling, general and administrative expenses	26,183	107,652	69,113	—	202,948

Operating income (loss)	(27,258)	99,943	40,681	—	113,366
Other income (expense):
Interest expense	(13,548)	(5,759)	(180)	—	(19,487)
Amortization of deferred financing fees	—	(1,625)	—	—	(1,625)
Income from equity method investments	62,112	—	—	(62,112)	—
Other, net	40,806	(36,334)	(4,021)	—	451

Income before income taxes	62,112	56,225	36,480	(62,112)	92,705
Income taxes	—	20,516	10,077	—	30,593

Net income	$62,112	$35,709	$26,403	$(62,112)	$62,112

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

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(31,100)	$67,358	$64,032	$—	$100,290
Cash flow from investing activities:
Capital expenditures	(3,101)	(12,131)	(4,133)	—	(19.365)
Proceeds from sales of property, plant, and equipment	—	410	582	—	992
Net payments for businesses acquired	—	—	(69,882)	—	(69,882)
Payments for intangibles	—	(1,223)	—	—	(1,223)

Net cash used in investing activities	(3,101)	(12,944)	(73,433)	—	(89,478)
Cash flows from financing activities:
Proceeds from credit facility	172,500	—	—	—	172,500
Principal payments on credit facility	(175,300)	(5,601)	—	—	(180,901)
Principal payments on long-term debt	(122)	(294)	—	—	(416)
Proceeds from exercise of stock options	15,817	—	—	—	15,187
Proceeds from employee stock purchase plan	1,661	—	—	—	1,661

Net cash provided by (used in) financing activities	13,926	(5,895)	—	—	8,031
Effect of exchange rate changes on cash and cash equivalents	946	6,794	(8,613)	—	(873)

Net change in intercompany balances	10,433	(55,666)	45,233	—	—

Net increase (decrease) in cash and cash equivalents	(8,896)	(353)	27,219	—	17,970
Cash and cash equivalents at beginning of year	7,402	(1,801)	35,001	—	40,602

Cash and cash equivalents at end of year	$(1,494)	$(2,154)	$62,220	$—	$58,572

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,137	$4,758	$—	$—	$18,895

Cash paid during the year for income taxes	$17,744	$—	$9,003	$—	$26,747

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(6,625)	$56,751	$27,438	$—	$77,564
Cash flow from investing activities:
Capital expenditures	(1,931)	(6,562)	(5,544)	—	(14,037)
Proceeds from sales of property, plant, and equipment	—	59	274	—	333
Net payments for business acquired	—	(6,702)	—	—	(6,702)
Payments for intangibles	—	(936)	(24)	—	(960)

Net cash used in investing activities	(1,931)	(14,141)	(5,294)	—	(21,366)
Cash flows from financing activities:
Proceeds from credit facility	100,000	35,000	—	—	135,000
Principal payments on credit facility	(100,000)	(85,715)	—	—	(185,715)
Proceed from long-term debt	163	511	1,940	—	2,614
Principal payments on long-term debt	(9)	(669)	(8,688)	—	(9,366)
Proceeds from exercise of stock options	12,972	—	—	—	12,972
Proceeds from employee stock purchase plan	1,172	—	—	—	1,172

Net cash provided by (used in) financing activities	14,298	(50,873)	(6,748)	—	(43,323)
Effect of exchange rate changes on cash and cash equivalents	587	3,183	1,089	—	4,859
Net change in intercompany balances	(2,744)	2,115	629	—	—

Net increase (decrease) in cash and cash equivalents	3,585	(2,965)	17,114	—	17,734
Cash and cash equivalents at beginning of year	3,817	1,164	17,887	—	22,868

Cash and cash equivalents at end of year	$7,402	$(1,801)	$35,001	$—	$40,602

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$13,543	$6,223	$209	$—	$19,975

Cash paid during the year for income taxes	$14,726	$—	$8,335	$—	$23,061

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

	For The Year Ended September 30, 2003
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$44,804	$36,698	$5,550	$113	$87,165
Cash flow from investing activities:
Capital expenditures	(1,008)	(4,501)	(3,644)	—	(9,153)
Proceeds from sales of property, plant, and equipment	—	5,261	98	—	5,359
Net payments for business acquired	—	—	(16,237)	—	(16,237)
Payments for intangibles	—	(1,192)	(226)	—	(1,418)

Net cash used in investing activities	(1,008)	(432)	(20,009)	—	(21,449)
Cash flows from financing activities:
Proceeds from credit facility	138,000	25,000	—	—	163,000
Principal payments on credit facility	(175,000)	(51,361)	—	—	(226,361)
Proceed from long-term debt	—	—	4,063	—	4,063
Principal payments on long-term debt	—	(173)	(4,304)	—	(4,477)
Payment of deferred financing fees	—	(473)	—	—	(473)
Proceeds from exercise of stock options	4,004	—	—	—	4,004

Net cash used in financing activities	(32,996)	(27,007)	(241)	—	(60,244)
Effect of exchange rate changes on cash and cash equivalents	(5,076)	7,079	2,854	(113)	4,744
Net change in intercompany balances	(1,903)	(11,246)	13,149	—	—

Net increase in cash and cash equivalents	3,821	5,092	1,303	—	10,216
Cash and cash equivalents at beginning of year	(4)	(3,928)	16,584	—	12,652

Cash and cash equivalents at end of year	$3,817	$1,164	$17,887	$—	$22,868

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,565	$8,341	$329	$—	$23,235

Cash paid during the year for income taxes	$2,371	$—	$10,628	$—	$12,999

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information that we are required to disclose in our reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

As reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our disclosure controls and procedures as of June 30, 2005, and identified two material weaknesses in our internal control over financial reporting. The weaknesses resulted in a failure to correctly record a variety of inventory transactions and the improper recognition of revenue for shipments of inventory to suppliers for further processing. The weaknesses were predominately associated with a facility in Romulus, Michigan, which is operated by our Professional Dental segment.

The weakness related to the improper recording of the inventory transactions involved items such as the failure to properly account for product samples used at trade shows and intercompany inventory in transit, the failure of an interface between a labor reporting system and the general ledger system, and the incorrect recording of several manual journal entries. The weakness was only recently detected because the plant controller and the cost accountant at the Romulus facility had not been performing complete monthly reconciliations of the general ledger inventory account balance due to their lack of understanding of several system modules that had been recently installed at the Romulus facility. Complete monthly reconciliations would have identified many of the transactions not recorded in accordance with generally accepted accounting principles. Our internal audit department, as a part of its testing of internal controls, identified the failure by the cost accountant and plant controller to perform the reconciliations. A reconciliation of the general ledger inventory account has since been completed and examined in detail by our internal audit department and our corporate controller. In addition, a physical count of the inventory at the Romulus facility was taken.

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

We conducted a review to determine the extent of the practice of recording as revenue the shipment of in-process inventory to third party vendors. A listing of vendors associated with the Romulus facility was created and compared to a list of customers. In addition, inquiry was made of personnel in the purchasing, accounts receivable, and finance departments to identity all third party vendors to whom shipments of inventory for processing were being recorded as revenue. We believe we have identified all the vendors to whom shipments of inventory for processing were being recorded as revenue.

We have taken steps to improve our internal controls over accounting for inventory. Those steps include, among others, the following items:

•	the replacement of the cost accountant and plant controller at our Romulus facility;

•	an update to the physical inventory procedures to clearly indicate which system reports should be used;

•	the creation of a procedure requiring that all manual entries be reviewed by the cost accounting leader responsible for the general ledger affected by the entry;

•	the implementation of a system designed to report labor interface failures; and

•	the implementation of procedure designed to ensure that all inventory accounts are reconciled on a monthly basis and reviewed.

We have also implemented the following remedial measures related to the shipment of inventory to suppliers for further processing to ensure that revenue is not recognized on these types of shipments:

•	the sales department and the credit department are now both required to approve the creation of any new customer accounts; and

•	purchasing department employees have been trained on the correct manner in which to record the inventory shipped to the vendors.

In addition to addressing the internal controls at the Romulus facility, we requested that our internal audit department identify any operating locations considered to either be a significant entity or have accounts which were considered significant in the aggregate and then survey the financial personnel at those locations to determine whether those locations had any significant account reconciliation issues. Our chief financial officer also spoke with a senior financial department representative at each location responsible for one or more general ledger balances and asked a series of questions designed to identify, for their general ledgers, the existence of any accounting issues and any incorrect entries similar to those made at Romulus. We did not identify any material weaknesses as a result of the internal audit survey or the questions posed by the chief financial officer.

Our management has concluded that the effect of the errors was not material to any of the prior quarters in which they occurred and the correcting entries are not material to fiscal 2005. Our Audit Committee, following an independent review conducted by outside legal counsel under the direction of the Committee, concurred with management’s conclusion.

Prior to the end of the fourth fiscal quarter, we completed our remediation efforts and eliminated the aforementioned material weaknesses. This matter and its resolution have been discussed with our Audit Committee.

There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 on page 45 of this report.

Attestation Report of Independent Registered Public Accounting Firm

KPMG’s attestation report on management’s assessment and the effectiveness of our internal control over financial reporting is incorporated herein by reference to Item 8 on page 46 of this report.

Certifications

The certifications of our chief executive officer and our chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. As required by Section 303A.12(a) of the NYSE Listed Company Manual, our chief executive officer filed a certification with the NYSE on March 9, 2005 reporting that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K with respect to directors, executive officers and the audit committee is incorporated herein by reference to such information included in our Proxy Statement for the Annual Meeting of Stockholders to be held February 8, 2006 (the “2006 Annual Meeting Proxy Statement”), under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information under the caption “Executive Officers of the Registrant” in Part I hereof. Additionally, the information included in our 2006 Annual Meeting Proxy Statement under the caption “Corporate Governance” is incorporated herein by reference.

The information regarding our audit committee financial expert set forth under the caption “Audit Committee” in the 2006 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the 2006 Annual Meeting Proxy Statement under the captions “Executive Compensation” and “Election of Directors—Directors’ Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the 2006 Annual Meeting Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. Certain Relationships and Related Transactions

Any information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the 2006 Annual Meeting Proxy Statement under the captions “Election of Directors” and “Certain Relationships and Related Transactions.”

ITEM 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to such information included in the 2006 Annual Meeting Proxy Statement under the captions “Audit Committee—Independent Auditors’ Fees” and “Audit Committee—Pre-Approval Policy.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents Filed. The following documents are filed as part of this Annual Report or incorporated by reference as indicated:

1. The consolidated financial statements of Sybron Dental Specialties, Inc. and its subsidiaries filed under Item 8:

2. Financial Statement Schedules.

The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	97
Schedule II—Valuation and Qualifying Accounts	98

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

December 14, 2005

SYBRON DENTAL SPECIALTIES, INC.

By:	/s/ FLOYD W. PICKRELL, JR.
Floyd W. Pickrell, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ FLOYD W. PICKRELL, JR. Floyd W. Pickrell, Jr.	President and Chief Executive Officer	December 14, 2005

Principal Financial Officer and Principal Accounting Officer:

/s/ BERNARD J. PITZ Bernard J. Pitz	Vice President—Finance, Chief Financial Officer and Treasurer	December 14, 2005

All of the members of the Board of Directors:

/s/ DENNIS BROWN Dennis Brown		December 14, 2005

/s/ WILLIAM A. DONAN William A. Donan		December 14, 2005

/s/ DONALD N. ECKER Donald N. Ecker		December 14, 2005

/s/ R. JEFFREY HARRIS R. Jeffrey Harris		December 14, 2005

/s/ ROBERT W. KLEMME Robert W. Klemme		December 14, 2005

/s/ JAMES R. PARKS James R. Parks		December 14, 2005

/s/ FLOYD W. PICKRELL, JR. Floyd W. Pickrell, Jr.		December 14, 2005

/s/ KENNETH F. YONTZ Kenneth F. Yontz		December 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sybron Dental Specialties, Inc.:

On December 13, 2005, we reported on the consolidated balance sheets of Sybron Dental Specialties, Inc. and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index on Item 8. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Costa Mesa, California

December 13, 2005

SCHEDULE II

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2005, 2004 and 2003

		Additions
Description	Balance at Beginning of Year	Charged to Cost And Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
	(in thousands)
Year ended September 30, 2005
Deducted from asset accounts:
Allowance for doubtful receivables	$2,094	$775	$1,161	(c)	$1,023	(a)	$3,007

Legal reserves	$1,481	$4,402	$—		$2,775	(b)	$3,108

Restructuring reserve	$711	$—	$—		$711		$—

Year ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful receivables	$2,247	$916	$117	(c)	$1,186	(a)	$2,094

Legal reserves	$892	$5,126	$—		$4,537	(b)	$1,481

Restructuring reserve	$1,486	$—	$—		$775		$711

Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful receivables	$1,400	$400	$857	(c)	$410	(a)	$2,247

Legal reserves	$743	$2,826	$—		$2,677	(b)	$892

Restructuring reserve	$4,130	$—	$—		$2,644		$1,486

Note: Above additions and deductions include the effects of foreign currency rate changes.

(a)	Non-collectable accounts written off, net of recoveries.
(b)	Net disbursements.
(c)	Includes reserves of acquired businesses.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
2.1	Contribution Agreement, Plan and Agreement of Reorganization and Distribution, dated as of November 28, 2000, between Sybron International Corporation (“Sybron International”), the Registrant and Sybron Dental Management, Inc. (excluding the forms of the ancillary agreements attached thereto as exhibits, definitive copies of which are filed as Exhibits 2.2 through 2.8 below)	Exhibit 2.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”)

2.2	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.2 to the 2000 10-K

2.3	Trade Name Assignment and Transitional Trade Name Use and License Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.3 to the 2000 10-K

2.4	Insurance Matters Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.4 to the 2000 10-K

2.5	Employee Benefits Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.5 to the 2000 10-K

2.6	Tax Sharing and Indemnification Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.6 to the 2000 10-K

2.8	Confidentiality and Nondisclosure Agreement, dated as of December 11, 2000, between Sybron International and the Registrant	Exhibit 2.8 to the 2000 10-K

3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the 2000 10-K

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

4.1	Restated Certificate of Incorporation and Bylaws of Registrant	Exhibit 3.1 and 3.2 hereto

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
4.2	Rights Agreement, dated as of December 8, 2000, between Registrant and Equiserve Trust Company, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Exhibit A), Form of Rights Certificate (Exhibit B) and Form of Summary of Rights (Exhibit C)	Exhibit 4 to the Registrant’s Current Report on Form 8-K dated December 8, 2000 and filed on December 12, 2000

4.3	Indenture dated as of June 6, 2002, between Registrant, its subsidiary guarantors, and Wilmington Trust Company providing for Registrant’s 8 1/8% Senior Subordinated Notes due 2012	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (“Third Quarter 2002 10-Q”)

4.4**	Credit Agreement, dated as of June 6, 2002, between Registrant and certain of its subsidiaries and Credit Suisse First Boston and other lenders	Exhibit 4.4 to the Third Quarter 2002 10-Q

4.5	Amendment to Credit Agreement dated as of December 20, 2002	Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

4.6	Second Amendment to Credit Agreement dated as of July 14, 2004	Exhibit 4.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004

10.1*	2000 Long-Term Incentive Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2001 (“First Quarter 2002 10-Q”)

10.2*	Form of Nonqualified Stock Option Agreement under the 2000 Long-Term Incentive Plan	Exhibit 10.2 to the 2000 10-K

10.3*	2000 Outside Directors’ Stock Option Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.3 to the First Quarter 2002 10-Q

10.4*	Form of Director Nonqualified Stock Option Agreement under the 2000 Outside Directors’ Stock Option Plan	Exhibit 10.4 to the 2000 10-K

10.5*	Senior Executive Incentive Compensation Plan	Exhibit A to the Registrant’s Proxy Statement dated Dec. 28, 2001 for the 2002 Annual Meeting of Stockholders

10.6*	Form of Executive Employment Agreement with executive officers	Exhibit 10.1 to the Registrant’s Form 8-K/A dated May 10, 2005

10.7*	Form of Indemnification Agreement for directors	Exhibit 10.2 to the Registrant’s Form 8-K dated May 4, 2005

10.7(a)*	Form of Indemnification Agreement for officers	Exhibit 10.2 to the Registrant’s Form 8-K/A dated May 10, 2005

10.8*	Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated November 15, 2004

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith
10.8(a)*	Amendment to Termination Agreement dated as of November 16, 2004 between Sybron Dental Specialties and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated December 23, 2004

10.8(b)*	Second Amendment to Termination Agreement, effective as of November 16, 2004, between Sybron Dental Specialties, Inc. and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated March 31, 2005

10.8(c)*	Full and Complete Release of Liability between the Registrant and Gregory D. Waller	Exhibit 10.1 to the Registrant’s Form 8-K dated May 12, 2005

10.8(d)*	Consulting Agreement between the Registrant and Gregory D. Waller	Exhibit 10.2 to the Registrant’s Form 8-K dated May 12, 2005

10.9	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Ormco Corporation; as tenant	Exhibit 10(bb) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.10	Lease Agreement dated December 21, 1988 between CPA:7 and CPA:8, as landlord, and Kerr Manufacturing Company, as tenant	Exhibit 10(dd) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.11	Tenant Agreement dated December 21, 1988 between New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as landlord, and Ormco Corporation, as tenant	Exhibit 10(rr) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.12	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Ormco Corporation, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(xx) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.13	Environmental Risk Agreement dated December 21, 1988 from Sybron Corporation and Kerr Manufacturing Company, as indemnitors, to New England Mutual Life Insurance Company, as lender, and CPA:7 and CPA:8, as Borrowers	Exhibit 10(zz) to Sybron Corporation’s Registration Statement on Form S-1 (No. 33-24640)

10.14*	2001 Long-Term Incentive Plan (As amended by the Board of Directors on February 8, 2002)	Exhibit 10.14 to the First Quarter 2002 10-Q

10.15*	Form of Nonqualified Stock Option Agreement under the 2001 Long-Term Incentive Plan	Exhibit 10.15 to the Registrants 10-K for the fiscal year ended September 30, 2002

10.16*	Employee Stock Purchase Plan	Exhibit A to the Registrant’s Proxy Statement dated December 30, 2002 for the 2003 Annual Meeting of Stockholders

10.17*	Sybron Dental Specialties, Inc. 2005 Outside Directors’ Stock Option Plan	Exhibit 10.1 to the Registrant’s Form 8-K dated February 8, 2005

10.18*	Sybron Dental Specialties, Inc. 2005 Long-Term Incentive Plan	Exhibit 10.2 to the Registrant’s Form 8-K dated February 8, 2005

10.19*	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Agreement	Exhibit 10.1 to the Registrant’s Form 8-K dated May 4, 2005

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

21	Subsidiaries of the Registrant		X

23	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K
**	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.