Form 10-Q
period 2005-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2006-02-09
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 1-16057

SYBRON DENTAL SPECIALTIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0920985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 BAYVIEW CIRCLE, STE. 6000, NEWPORT BEACH, CA 92660

(Address of principal executive offices) (Zip Code)

(949) 255-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 6, 2006, there were 40,493,106 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2005	September 30, 2005
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70,609	$58,572
Accounts receivable (less allowance for doubtful receivables of $2,946 and $3,007 at December 31, 2005 and September 30, 2005, respectively)	97,630	112,500
Inventories	95,162	92,840
Deferred income taxes	6,572	7,788
Prepaid expenses and other current assets	11,123	12,261

Total current assets	281,096	283,961
Property, plant and equipment, net of accumulated depreciation of $120,441 and $117,252 at December 31, 2005 and September 30, 2005, respectively	85,863	87,762
Goodwill	293,433	295,306
Intangible assets, net	59,169	50,882
Other assets	32,852	32,507

Total assets	$752,413	$750,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,566	$20,135
Current portion of long-term debt	607	733
Income taxes payable	12,547	11,822
Accrued payroll and employee benefits	19,657	31,537
Accrued rebates	9,696	9,336
Accrued interest	609	3,519
Other current liabilities	13,148	15,412

Total current liabilities	75,830	92,494
Long-term debt	59,105	61,099
Senior subordinated notes	150,000	150,000
Deferred income taxes	29,166	16,405
Other non-current liabilities	19,253	28,267

Total liabilities	333,354	348,265
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 20,000 shares, no shares outstanding	—	—
Common stock, $0.01 par value; authorized 250,000 shares, 40,490 and 40,395 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	405	404
Additional paid-in capital	123,637	118,448
Retained earnings	279,369	264,841
Accumulated other comprehensive income	15,648	18,460

Total stockholders’ equity	419,059	402,153

Total liabilities and stockholders’ equity	$752,413	$750,418

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
	(in thousands, except for per share amounts)
Net sales	$158,031	$149,040
Cost of sales	68,041	63,673

Gross profit	89,990	85,367
Selling, general and administrative expenses	61,270	57,488
Amortization of intangibles	2,814	497

Total selling, general and administrative expenses	64,084	57,985

Operating income	25,906	27,382
Other income (expense):
Interest expense, net	(3,857)	(4,817)
Amortization of deferred financing fees	(413)	(415)
Other, net	47	(34)

Income before income taxes	21,683	22,116
Income taxes	7,155	7,077

Net income	$14,528	$15,039

Basic earnings per share	$0.36	$0.38

Diluted earnings per share	$0.35	$0.37

Weighted average shares outstanding:
Basic	40,407	39,479

Diluted	42,029	41,068

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	(in thousands)
Balance at September 30, 2005	40,395	$404	$118,448	$264,841	$18,460	$402,153
Comprehensive income:
Net income	—	—	—	14,528	—	14,528	$14,528
Translation adjustment	—	—	—	—	(3,591)	(3,591)	(3,591)
Unrealized gain on derivative instruments	—	—	—	—	779	779	779

Total comprehensive income	—	—	—	14,528	(2,812)		$11,716

Issuance of common stock from stock options exercised	59	1	1,031	—	—	1,032
Stock compensation expense	—	—	2,590	—	—	2,590
Income tax benefit from stock options exercised	—	—	419	—	—	419
Issuance of common stock from Employee Stock Purchase Plan	36	—	1,149	—	—	1,149

Balance at December 31, 2005	40,490	$405	$123,637	$279,369	$15,648	$419,059

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$14,528	$15,039

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,043	3,635
Amortization of intangible assets	2,814	497
Amortization of deferred financing fees	413	415
Loss on sales of property, plant and equipment	6	93
Provision for losses on doubtful receivables	193	483
Inventory write downs	635	1,377
Deferred income taxes	4,158	(525)
Tax benefit from issuance of stock under employee stock plan	419	4,051
Changes in assets and liabilities, net of effects of businesses acquired:
Decrease in accounts receivable	14,931	8,707
Increase in inventories	(2,736)	(7,616)
Decrease in prepaid expenses and other current assets	1,138	1,149
Decrease in accounts payable	(569)	(926)
Increase/(decrease) in income taxes payable	409	(3,112)
Decrease in accrued payroll and employee benefits	(11,880)	(3,753)
Increase in accrued rebates	360	1,774
Decrease in accrued interest	(2,910)	(2,684)
Decrease in other current liabilities	(2,264)	(1,093)
Net change in other assets and liabilities	994	2,295

Net cash provided by operating activities	24,682	19,806
Cash flows from investing activities:
Capital expenditures	(2,713)	(3,398)
Proceeds from sales of property, plant and equipment	7	146
Net payments for businesses acquired	—	(45,975)
Payments for intangibles	(201)	(274)

Net cash used in investing activities	(2,907)	(49,501)
Cash flows from financing activities:
Proceeds from credit facility	48,700	59,000
Principal payments on credit facility	(50,758)	(34,160)
Principal payments on long-term debt	(62)	(219)
Settlement of derivative instruments	(8,384)	—
Proceeds from exercise of stock options	1,032	7,868
Proceeds from employee stock purchase plan	1,149	748

Net cash provided by/(used in) financing activities	(8,323)	33,237
Effect of exchange rate changes on cash and cash equivalents	(1,415)	5,503

Net increase in cash and cash equivalents	12,037	9,045
Cash and cash equivalents at beginning of period	58,572	40,602

Cash and cash equivalents at end of period	$70,609	$49,647

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,372	$7,732

Cash paid during the period for income taxes	$2,830	$4,942

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OVERVIEW AND BASIS OF PRESENTATION

We are a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the dental and medical professions. Our fiscal year ends on September 30. The quarters ended December 31, 2005 and 2004 are the first quarters of our fiscal years 2006 and 2005, respectively.

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in our consolidated financial statements, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries.

We have prepared the condensed consolidated financial statements presented herein following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments were of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

The results and trends in these interim financial statements are not necessarily representative of those for the full year, as revenues, expenses, assets and liabilities can vary during each quarter of the year. The information included in this Quarterly Report on Form 10-Q should only be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories at December 31, 2005 and September 30, 2005 are presented below.

	December 31, 2005	September 30, 2005
Raw materials and supplies	$24,347	$22,912
Work in process	22,851	23,412
Finished goods	47,964	46,516

	$95,162	$92,840

3. GOODWILL AND INTANGIBLE ASSETS

During the first quarter of fiscal 2006, we reviewed the purchase price allocation for the acquisitions of certain assets from Surgical Acuity, Inc. (“Surgical Acuity”) in fiscal 2002 and the stock of SpofaDental a.s. (“SpofaDental”) in fiscal 2003. We determined that a portion of the amount that was allocated to goodwill in fact related to intangible assets, some of which require amortization. Further, upon reviewing the estimated useful life for some of the intangible assets associated with the Innova LifeSciences Corporation (“Innova”) acquisition in fiscal 2005, we determined that the estimated useful life should be reduced. As a result of these determinations, we have recorded in the quarter ended December 31, 2005 a non-cash charge of $2,125 to amortization of intangible assets, $1,898 of which related to prior periods. We also identified other errors in the accounting for differences between the assigned values and tax bases of the assets and liabilities recognized in the acquisitions of Innova and Oraltronics Dental Implant Technology GmbH (“Oraltronics”) in fiscal 2005 and SpofaDental in fiscal 2003, which required adjustments to increase goodwill and deferred tax liabilities. All of the above errors occurred over multiple quarters. We have concluded that the effect of the errors, individually and in the aggregate, was not material to any of the prior periods in which they occurred and that the correcting entries were not material to the first quarter of fiscal 2006.

Goodwill

We perform an annual impairment test of goodwill in the first quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. To perform this assessment, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We have determined that none of our goodwill was impaired as of December 31, 2005 and September 30, 2005.

The following table details the balances of the goodwill assets by business segment as of the dates indicated:

	December 31, 2005	September 30, 2005
Professional Dental	$187,651	$187,772
Specialty Products	105,782	107,534

Total	$293,433	$295,306

The decrease in the amount of goodwill in the first quarter of fiscal 2006 from the prior quarter was due to an unfavorable foreign currency fluctuation of $1,328 and $563 of net corrections related to the aforementioned adjustments to the Surgical Acuity and SpofaDental purchase price allocations, partially offset by an adjustment of $18 to the Oraltronics purchase price allocation. We expect to finalize the allocation of the Oraltronics purchase price by March 2006. We reclassified $11,210 from goodwill to intangible assets to account for certain intangible assets that should have been recognized apart from goodwill in prior period business combinations. We also increased goodwill by $10,647 and recognized a deferred tax liability in the same amount to account for differences between the assigned values and tax bases of the assets and liabilities recognized in prior period business combinations.

Intangible Assets

Finite lived intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method. Indefinite lived intangible assets are not amortized but rather are tested for impairment annually. The following table details the balances of the intangible assets as of December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Proprietary technology	$29,688	$2,540	$27,148
Patents	9,004	3,619	5,385
Non-compete agreements	1,673	1,286	387
License agreements	1,932	1,896	36
Customer relationships	7,337	1,393	5,944

Total	$49,634	$10,734	38,900

Intangible Assets Not Subject to Amortization:
Trademarks			20,269

Total Intangible Assets			$59,169

The following table details the balances of the intangible assets as of September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Proprietary technology	$28,827	$1,166	$27,661
Patents	8,820	3,418	5,402
Non-compete agreements	1,673	1,273	400
License agreements	1,932	1,886	46
Customer relationships	2,142	177	1,965

Total	$43,394	$7,920	35,474

Intangible Assets Not Subject to Amortization:
Trademarks			15,408

Total Intangible Assets			$50,882

The gross carrying amount of intangible assets subject to amortization increased by $6,240 during the first quarter of fiscal 2006. The increase was due to $6,310 reclassified from goodwill to intangible assets subject to amortization (as a result of the prior period corrections mentioned above) and added patents of $184, partially offset by an unfavorable foreign currency fluctuation of $254.

The gross carrying amount of our trademarks, which are not subject to amortization, increased by $4,861 during the first quarter of fiscal 2006. The increase was due to $4,900 reclassified from goodwill to trademarks as a result of the correction of prior period accounting errors, partially offset by an unfavorable foreign currency fluctuation of $39.

Amortization expense for the quarters ended December 31, 2005 and September 30, 2005 was $2,814 and $789, respectively. For the remainder of fiscal 2006, our amortization expense will increase by approximately $227 each quarter due to the aforementioned adjustments to the purchase price accounting for Surgical Acuity and SpofaDental, as well as the adjustments made to the useful lives of certain Innova intangible assets. Amortization of intangible assets is included as a component of total selling, general and administrative expenses. The following table displays the estimated amortization (calculated as of December 31, 2005) for each of the fiscal years indicated:

	Fiscal year ended September 30,
	2006	2007	2008	2009	2010
Amortization of intangible assets	$3,105	$3,077	$3,048	$3,007	$2,968

4. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefits: We sponsor various defined benefit pension plans covering substantially all of our U.S. and Canadian employees. The benefits are generally based on various formulas, the principal factors of which are years of service and compensation. Plan assets are invested primarily in U.S. stocks, bonds and international stocks. In addition to the defined benefit pension plans, we provide certain health care benefits for certain U.S. employees, which are funded as costs are incurred. Certain salaried employees who reached age 55 prior to January 1, 1996 became eligible for postretirement health care benefits, if they reached retirement age while working for SDS. Our contributions to the cost of the postretirement health care plans for these employees are frozen at a fixed amount for each participant, except where early retirement agreements prohibit such a freeze. In addition, under the current collective bargaining agreement between Kerr Corporation and the United Auto Workers, the bargaining unit employees qualify for postretirement health care benefits. We accrue, as current costs, the future lifetime retirement benefits for all qualifying active and retired employees.

The following table provides the components of net periodic benefit cost:

	Pension Benefits Three Months Ended December 31,		Other Postretirement Benefits Three Months Ended December 31,
	2005	2004	2005	2004
Service cost	$1,517	$1,094	$145	$149
Interest cost	1,135	972	234	253
Expected return on plan assets	(1,416)	(1,108)	—	—
Amortization of prior service cost	28	24	(86)	—
Amortization of actuarial loss	475	241	239	153

Net periodic benefit cost	$1,739	$1,223	$532	$555

Our funding policy is to generally make annual contributions in excess of both the minimum contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under SFAS No. 87, Employers’ Accounting for Pensions. We expect to contribute approximately $1,098 to our pension plan assets in fiscal 2006. We made approximately $550 in contributions in the quarter ended December 31, 2005.

5. RESTRUCTURING CHARGES

In fiscal 2005, we implemented and completed a plan to consolidate our Demetron and Orascoptic operations into one facility. As a result of this plan, we recorded a restructuring charge of $1,204 ($819 after tax) in the fiscal year ended September 30, 2005. The $1,204 restructuring charge was comprised of approximately $616 of cash charges related to severance and termination costs associated with the employees whose employment we terminated or plan to terminate as a result of the consolidation, an approximate $314 cash charge related to lease termination, storage and moving costs, and approximately $274 of cash charges related to miscellaneous consolidation costs. Approximately $588 of the costs was recorded as a component of costs of goods sold, and $616 of the costs was recorded in selling, general and administrative expense. A balance of $85 remains in our accrued liabilities, which is expected to be paid by the end of fiscal 2006.

In fiscal 2004, we implemented and completed a plan to close our facility in Tijuana, Mexico by the end of the first quarter of fiscal 2005. As a result of this plan, we recorded a restructuring charge of $1,471 ($986 after tax) in the fiscal year ended September 30, 2004. The charge was comprised of severance and termination costs associated with the 246 employees whose employment we terminated as a result of the closure and recorded as a component of cost of goods sold in the fiscal year. The 2004 restructuring was completed in the first quarter of fiscal 2005, and all severance was paid.

In September 2002, we recorded a restructuring charge of approximately $3,666 ($2,353 after tax). The charge was primarily comprised of severance and termination costs associated with the 71 employees whose employment we terminated as a result of the consolidation of several of our European facilities into our Hawe Neos facility in Switzerland. Of the $3,666 restructuring charge, approximately $3,064 was related to cash payments for severance and contractual obligations; $300 was for the cash payment of tax liabilities included in income taxes payable; and the balance of approximately $302 related to non-cash charges. We completed the 2002 restructuring in fiscal 2004 and made an adjustment to restructuring charges of approximately $200, primarily for over accruals for anticipated costs associated with severance and related costs. A balance of $300 will remain in our accrued tax liability until it is remitted.

6. SEGMENT INFORMATION

We are a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the dental and medical professions. Our subsidiaries operate in two business segments: Professional Dental and Specialty Products.

Our corporate office general and administrative expenses have been allocated to the segments on the basis of their net sales.

The following table presents the results of operations for these business segments for the three month periods ended December 31, 2005 and 2004:

Three Months Ended December 31,	Professional Dental	Specialty Products	Eliminations	Total
2005
Revenues:
External customer	$79,184	$78,847	$—	$158,031
Intersegment	778	655	(1,433)	—

Total revenues	$79,962	$79,502	$(1,433)	$158,031

Gross profit	$43,163	$46,827	$—	$89,990
Selling, general and administrative expenses	31,366	32,718	—	64,084

Operating income	$11,797	$14,109	$—	$25,906

2004
Revenues:
External customer	$75,887	$73,153	$—	$149,040
Intersegment	844	832	(1,676)	—

Total revenues	$76,731	$73,985	$(1,676)	$149,040

Gross profit	$41,558	$43,809	$—	$85,367
Selling, general and administrative expenses	29,986	27,999	—	57,985

Operating income	$11,572	$15,810	$—	$27,382

The following table presents the segment assets as of December 31, 2005 compared to the prior fiscal year end:

	Professional Dental	Specialty Products	Total
December 31, 2005	$497,608	$254,805	$752,413
September 30, 2005	$489,278	$261,140	$750,418

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under our stock-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. The table below reflects the potential dilutive effect on shares outstanding, which is calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options.

	Three Months Ended December 31,
	2005	2004
Basic shares outstanding (weighted average)	40,407	39,479
Effect of dilutive securities	1,622	1,589

Diluted shares outstanding	42,029	41,068

Weighted average options outstanding during the three month period ended December 31, 2005 to purchase approximately 3,248 shares of common stock were not included in the computation of dilutive securities because inclusion would be anti-dilutive. No options to purchase shares of common stock were excluded from the computation of dilutive securities during the three months ended December 31, 2004.

8. STOCK-BASED COMPENSATION

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans and Employee Stock Purchase Plan (“ESPP”) in the financial statements. As a result of adopting SFAS No. 123R, our net income for the three months ended December 31, 2005 was $1,736 lower, net of taxes, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (“APB Opinion No. 25”). At December 31, 2005, there was $48,483 of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be amortized on a straight-line basis over a weighted average period of 4.3 years less any stock options forfeited prior to vesting. During the quarters ended December 31, 2005 and 2004, $103 and $0, respectively, of stock compensation cost was capitalized as inventory and expensed through cost of goods sold.

Prior to October 1, 2005, we accounted for stock-based employee compensation plans (including shares issued under our stock option plans and ESPP) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The following table sets forth the computation of basic and diluted income per share for the three months ended December 31, 2004 and illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts):

Quarter Ended December 31, 2004
Net income, as reported	$15,039
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(913)

Pro forma net income	$14,126

Earnings per share:
Basic – as reported	$0.38

pro forma	$0.36

Diluted – as reported	$0.37

pro forma	$0.34

Fair Value Disclosures

Prior to April 1, 2005, we used the Black-Scholes option-pricing model to estimate a valuation for stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options or purchase rights granted pursuant to the ESPP. During fiscal 2005, we conducted an evaluation of the benefits of using a binomial-lattice model rather than the Black-Scholes model. A binomial-lattice model considers historical patterns of employee exercise behavior and stock price volatility to project an appropriate array of future exercise behaviors. As a result of the evaluation, we concluded that a binomial-lattice model provides a more accurate estimated valuation for stock options and have adopted a binomial-lattice model to estimate the fair value of stock options granted subsequent to March 31, 2005.

Weighted average expected volatility for stock options granted prior to March 31, 2005 was based on historical experience of employees’ stock option exercise behavior. Weighted average expected volatility for stock options granted subsequent to March 31, 2005 was based on several components in accordance with our modified prospective adoption of SFAS No. 123R, on October 1, 2005. Components to the weighted average expected volatility for stock options granted subsequent to March 31, 2005 include historical volatility of the stock price, expected life of the option, and length of time shares have been publicly traded. Implied volatility of actively traded option contracts on our common stock was excluded from the calculation. As options of our stock are not actively traded on the open market, sufficient data for an accurate measure of implied volatility was not available.

During the periods that the Black-Scholes stock option pricing model was used to value our stock option grants, the risk free interest rate reflected the yield on zero coupon U.S. treasuries at the date of grant, based on the median time the options granted are expected to be outstanding. During the period that the binomial-lattice model was used to value our stock option grants, the risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

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

Stock Options

Our employee stock option plans are part of a broad-based, long term retention program to promote success, and enhance the value of the Company by linking personal interests of the participants to those of our stockholders, and by providing participants with an incentive for outstanding performance.

We currently have three long-term incentive plans including the 2000 Long-Term Incentive Plan (the “2000 Stock Plan”), the 2001 Long-Term Incentive Plan (the “2001 Stock Plan”), and the 2005 Long-Term Incentive Plan (the “2005 Stock Plan”). The 2005 Stock Plan was approved at the 2005 Annual Meeting of Stockholders. Under the 2000 and 2005 Stock Plans, incentive stock options and nonqualified stock options may be granted to employees, including employees who are members of the Board of Directors, but excluding any director who is not an employee. Under the 2001 Stock Plan, incentive stock options and nonqualified stock options may be granted to employees, other than employees who are officers (as that term is defined in Rule 16a-1(f) under the Exchange Act) or directors. Subject to the terms and provisions of the plans, options may be granted to eligible employees selected by the Compensation Committee of the Board of Directors, which administers the plans. The Compensation Committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the option grants. The exercise price of an option granted under the plans is determined by the Compensation Committee, but may not be less than 100% of the fair market value of our underlying common stock on the date of grant.

The total number of shares of our common stock authorized for issuance under the 2000, 2001, and 2005 Stock Plans is 5,450,000, 1,000,000, and 4,000,000 respectively. Shares available for an award under the 2000, 2001, and 2005 Stock Plans may be either authorized but unissued or reacquired shares. If any award cancels, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the appropriate Stock Plan, subject to such requirements as may be promulgated by the Compensation Committee.

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

We currently have two Outside Directors’ plans—the 2000 Outside Directors’ Stock Option Plan (the “2000 Directors’ Plan”) and the 2005 Outside Directors’ Stock Plan (the “2005 Directors’ Plan”). The 2005 Directors’ Plan was approved at our 2005 Annual Meeting of Stockholders. A maximum of 300,000 and 350,000 shares of our common stock may be issued pursuant to the exercise of nonqualified stock options granted under the 2000 and 2005 Directors’ Plans, respectively. If any award cancels, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the appropriate Directors’ Plan, subject to such requirements as may be promulgated by the Compensation Committee. These options are exercisable up to ten years from date of grant and vest on the date of grant.

The granting of options is automatic under the 2000 and 2005 Directors’ Plans. Upon the first meeting of the Board of Directors following the Annual Meeting of Stockholders in 2001 through 2005 under the 2000 Directors’ Plan and 2006 through 2010 under the 2005 Directors’ Plan, each person then serving as a member of the Board of Directors who is not one of our full-time employees shall automatically be granted an option to purchase 10,000 shares of our common stock (subject to appropriate adjustment for stock splits and other changes affecting the common stock). If there is not a sufficient number of remaining available shares under the 2000 or 2005 Directors’ Plans to grant each outside director an option to purchase the number of shares specified, each outside director shall receive an option to purchase an equal number of the remaining available shares, determined by dividing the remaining available shares by the number of outside directors. The exercise price at which shares may be purchased under each option shall be 100% of the fair market value of our common stock on the date the option is granted.

At December 31, 2005, 1,644,340 shares of common stock were reserved for future stock option grants under the above plans.

During the quarters ended December 31, 2005 and 2004 no stock options were granted. Shares issued under the ESPP during the quarters ended December 31, 2005 and 2004 were based on the following weighted average assumptions:

	Employee Stock Purchase Plan Quarter ended December 31,
	2005	2004
Expected life (years)	0.5	0.5
Weighted-average volatility	24.84%	19.57%
Risk free interest rate	3.19%	2.52%
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$8.46	$9.58

The following is a summary of the stock option activity for the quarter ended December 31, 2005:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2005	6,976,079	$26.50
Granted	—	—
Exercised	(58,676)	(17.59)
Canceled	(42,764)	(34.50)

Options outstanding at December 31, 2005	6,874,639	$26.52	7.04	$91,345,479

Options exercisable at December 31, 2005	3,335,538	$16.02	4.76	$79,366,518

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Outstanding at September 30, 2005	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable at September 30, 2005	Weighted- average exercise price
$ 3.94 to $ 7.88	13,163	0.1	$6.54	13,163	$6.54
$ 7.88 to $ 11.82	77,831	0.9	8.46	77,831	8.46
$11.82 to $ 15.76	2,877,973	4.6	15.00	2,777,972	15.00
$15.76 to $ 19.70	202,176	5.7	18.98	202,176	18.98
$19.70 to $ 23.64	350,107	7.6	23.56	166,396	23.56
$23.64 to $ 27.58	16,000	7.7	25.83	8,000	25.83
$27.58 to $ 31.52	40,000	8.1	28.93	40,000	28.93
$35.47 to $ 39.41	3,297,389	9.4	37.84	50,000	37.65

	6,874,639	7.0	$26.52	3,335,538	$16.02

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. During the three months ended December 31, 2005 and December 31, 2004, the aggregate intrinsic value of options exercised under the stock option plans was $1,324 and $11,225, respectively, determined as of the date of exercise.

Cash received from option exercises under all stock-based payment arrangements for the quarters ended December 31, 2005 and 2004 was $1,032 and $7,868, respectively. The actual tax benefit realized from the tax deductions for options exercised totaled $419 and $4,051, respectively, for the quarters ended December 31, 2005 and 2004. For purposes of satisfying stock option exercises, we have a policy of issuing new shares to fulfill exercises during the year.

Employee Stock Purchase Plan

The ESPP was approved by stockholders at the 2003 Annual Meeting of Stockholders. Under the terms of the ESPP, 500,000 shares of common stock were reserved for issuance to our employees, nearly all of whom are eligible to participate. As of December 31, 2005, 350,397 shares remain available for issuance to our employees. Under the terms of the ESPP, employees can choose each year to have one to ten percent of their base pay withheld, not to exceed amounts allowed by the Internal Revenue Code, to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its price at the beginning or end of each six month offering period. During quarters ended December 31, 2005 and 2004, 36,013 and 30,479 shares of common stock were purchased at an average price of $31.91 and $25.32 per share, respectively.

9. DERIVATIVES

During the first quarter of fiscal 2006, we settled all of the five outstanding cross currency debt swap contracts used to hedge our foreign currency exposure because these instruments were getting close to maturity. The settlement of the cross currency debt swaps generated interest income of approximately $411 and a loss of $8,948 ($5,548 net of income tax) in the currency translation adjustment account in equity during the first quarter of fiscal 2006. At December 31, 2005, a total of $10,527 realized loss ($6,511 net of income tax), including the realized loss of $1,579 ($963 net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, was included in the currency translation adjustment account in equity. This realized loss will remain in the currency translation adjustment account in equity until we dispose of the net investments.

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Below are the unaudited condensed consolidating balance sheets as of December 31, 2005 and September 30, 2005, statements of operations for the three months ended December 31, 2005 and 2004, and statements of cash flows for the three months ended December 31, 2005 and 2004, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$850	$499	$69,260	$—	$70,609
Accounts receivable, net	(25)	53,965	43,690	—	97,630
Inventories	—	60,991	34,171	—	95,162
Other current assets	9,039	2,998	5,658	—	17,695

Total current assets	9,864	118,453	152,779	—	281,096
Property, plant and equipment, net	8,664	32,464	44,735	—	85,863
Goodwill	—	193,045	100,388	—	293,433
Intangible assets, net	—	19,286	39,883	—	59,169
Investment in subsidiaries	928,344	—	—	(928,344)	—
Intercompany balances	—	224,989	125,534	(350,523)	—
Other assets	22,300	7,493	3,059	—	32,852

Total assets	$969,172	$595,730	$466,378	$(1,278,867)	$752,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637	$12,480	$6,449	$—	$19,566
Current portion of long-term debt	21	586	—	—	607
Income taxes payable	1,940	2,728	7,879	—	12,547
Accrued expenses and other current liabilities	3,946	21,289	17,875	—	43,110

Total current liabilities	6,544	37,083	32,203	—	75,830
Long-term debt	10,250	48,855	—	—	59,105
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	19,741	—	9,425	—	29,166
Other liabilities	13,055	364	5,834	—	19,253
Intercompany balances	350,523	—	—	(350,523)	—

Total liabilities	550,113	86,302	47,462	(350,523)	333,354
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	405	3,091	16,667	(19,758)	405
Additional paid-in capital	123,637	309,670	254,545	(564,215)	123,637
Retained earnings	279,369	180,474	132,565	(313,039)	279,369
Accumulated other comprehensive income	15,648	16,193	15,139	(31,332)	15,648

Total stockholders’ equity	419,059	509,428	418,916	(928,344)	419,059

Total liabilities and stockholders’ equity	$969,172	$595,730	$466,378	$(1,278,867)	$752,413

Condensed Consolidating Balance Sheets

	As of September 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,494)	$(2,154)	$62,220	$—	$58,572
Accounts receivable, net	(1)	59,412	53,089	—	112,500
Inventories	—	60,396	32,444	—	92,840
Other current assets	11,550	3,164	5,335	—	20,049

Total current assets	10,055	120,818	153,088	—	283,961
Property, plant and equipment, net	8,922	32,304	46,536	—	87,762
Goodwill	—	197,756	97,550	—	295,306
Intangible assets, net	—	15,553	35,329	—	50,882
Investment in subsidiaries	917,199	—	—	(917,199)	—
Intercompany balances	—	213,578	123,540	(337,118)	—
Other assets	21,857	7,930	2,720	—	32,507

Total assets	$958,033	$587,939	$458,763	$(1,254,317)	$750,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659	$11,040	$8,436	$—	$20,135
Current portion of long-term debt	51	682	—	—	733
Income taxes payable	8,727	(4,744)	7,839	—	11,822
Accrued expenses and other current liabilities	13,437	25,445	20,922	—	59,804

Total current liabilities	22,874	32,423	37,197	—	92,494
Long-term debt	7,200	53,899	—	—	61,099
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	16,601	—	(196)	—	16,405
Other liabilities	22,087	345	5,835	—	28,267
Intercompany balances	337,118	—	—	(337,118)	—

Total liabilities	555,880	86,667	42,836	(337,118)	348,265
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	404	3,446	16,312	(19,758)	404
Additional paid-in capital	118,448	311,378	252,837	(564,215)	118,448
Retained earnings	264,841	170,656	127,855	(298,511)	264,841
Accumulated other comprehensive income	18,460	15,792	18,923	(34,715)	18,460

Total stockholders’ equity	402,153	501,272	415,927	(917,199)	402,153

Total liabilities and stockholders’ equity	$958,033	$587,939	$458,763	$(1,254,317)	$750,418

Condensed Consolidating Statements of Income

	For The Three Months Ended December 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$85,482	$73,982	$(1,433)	$158,031
Cost of sales	278	27,667	41,529	(1,433)	68,041

Gross profit	(278)	57,815	32,453	—	89,990
Selling, general and administrative expenses	7,779	32,266	24,039	—	64,084

Operating income (loss)	(8,057)	25,549	8,414	—	25,906
Other income (expense):
Interest expense, net	(3,292)	(645)	80	—	(3,857)
Amortization of deferred financing fees	—	(413)	—	—	(413)
Income from subsidiaries	14,528	—	—	(14,528)	—
Other, net	11,349	(9,373)	(1,929)	—	47

Income before income taxes	14,528	15,118	6,565	(14,528)	21,683
Income taxes	—	6,652	503	—	7,155

Net income	$14,528	$8,466	$6,062	$(14,528)	$14,528

	For The Three Months Ended December 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$78,291	$72,425	$(1,676)	$149,040
Cost of sales	293	25,376	39,680	(1,676)	63,673

Gross profit	(293)	52,915	32,745	—	85,367
Selling, general and administrative expenses	6,732	30,033	21,220	—	57,985

Operating income (loss)	(7,025)	22,882	11,525	—	27,382
Other income (expense):
Interest expense, net	(3,598)	(1,348)	129	—	(4,817)
Amortization of deferred financing fees	—	(415)	—	—	(415)
Income from subsidiaries	15,039	—	—	(15,039)	—
Other, net	10,623	(8,922)	(1,735)	—	(34)

Income before income taxes	15,039	12,197	9,919	(15,039)	22,116
Income taxes	—	4,560	2,517	—	7,077

Net income	$15,039	$7,637	$7,402	$(15,039)	$15,039

Condensed Consolidating Statements of Cash Flows

	For The Three Months Ended December 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(7,649)	$21,714	$10,617	$—	$24,682
Cash flows from investing activities:
Capital expenditures	(545)	(1,832)	(336)	—	(2,713)
Proceeds from sales of property, plant and equipment	—	—	7	—	7
Payments for intangibles	—	(201)	—	—	(201)

Net cash used in investing activities	(545)	(2,033)	(329)	—	(2,907)
Cash flows from financing activities:
Proceeds from credit facility	48,700	—	—	—	48,700
Principal payments on credit facility	(45,650)	(5,108)	—	—	(50,758)
Principal payments on long-term debt	(31)	(31)	—	—	(62)
Settlement of derivative instruments	(8,384)	—	—	—	(8,384)
Proceeds from exercise of stock options	1,032	—	—	—	1,032
Proceeds from employee stock purchase plan	1,149	—	—	—	1,149

Net cash used in financing activities	(3,184)	(5,139)	—	—	(8,323)
Effect of exchange rate changes on cash and cash equivalents	317	(123)	(1,609)	—	(1,415)
Net change in intercompany balances	13,405	(11,766)	(1,639)	—	—

Net increase in cash and cash equivalents	2,344	2,653	7,040	—	12,037
Cash and cash equivalents at beginning of period	(1,494)	(2,154)	62,220	—	58,572

Cash and cash equivalents at end of period	$850	$499	$69,260	$—	$70,609

Supplemental cash flow information:
Cash paid during the period for interest	$6,348	$1,024	$—	$—	$7,372

Cash paid during the period for income taxes	$524	$—	$2,306	$—	$2,830

	For The Three Months Ended December 31, 2004
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(51,367)	$48,140	$23,033	$—	$19,806
Cash flows from investing activities:
Capital expenditures	(1,362)	(1,138)	(898)	—	(3,398)
Proceeds from sales of property, plant and equipment	—	15	131	—	146
Net payments for businesses acquired	—	—	(45,975)	—	(45,975)
Payments for intangibles	—	(274)	—	—	(274)

Net cash used in investing activities	(1,362)	(1,397)	(46,742)	—	(49,501)
Cash flows from financing activities:
Proceeds from credit facility	59,000	—	—	—	59,000
Principal payments on credit facility	(34,000)	(160)	—	—	(34,160)
Principal payments on long-term debt	(10)	(209)	—	—	(219)
Proceeds from exercise of stock options	7,868	—	—	—	7,868
Proceeds from employee stock purchase plan	748	—	—	—	748

Net cash provided by (used in) financing activities	33,606	(369)	—	—	33,237
Effect of exchange rate changes on cash and cash equivalents	(1,064)	3,599	2,968	—	5,503
Net change in intercompany balances	16,158	(45,924)	29,766	—	—

Net increase (decrease) in cash and cash equivalents	(4,029)	4,049	9,025	—	9,045
Cash and cash equivalents at beginning of period	7,402	(1,801)	35,001	—	40,602

Cash and cash equivalents at end of period	$3,373	$2,248	$44,026	$—	$49,647

Supplemental cash flow information:
Cash paid during the period for interest	$6,432	$1,300	$—	$—	$7,732

Cash paid during the period for income taxes	$2,372	$—	$2,570	$—	$4,942

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended December 31, 2005 and 2004 refer to the first quarters of fiscal 2006 and 2005, respectively.

Our Business

We are a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the dental and medical professions. Our subsidiaries operate in two business segments:

•	Professional Dental. We develop and manufacture a variety of branded dental consumable products, small non-consumable equipment and consumable infection prevention products sold through independent distributors to the dental industry worldwide, as well as to medical markets; and

•	Specialty Products. We develop, manufacture, and market an array of consumable orthodontic, endodontic and implant products, as well as small non-consumable dental products, to orthodontists, endodontic specialists, oral surgeons, prosthodontists, and periodontists worldwide.

Our primary subsidiaries in each of our business segments are as follows:

Professional Dental	Specialty Products
Kerr Corporation	Ormco Corporation
Kerr Italia S.p.A	Ormco B.V.
Sybron Canada Limited	Ormodent Group
Pinnacle Products, Inc.	Allesee Orthodontic Appliances, Inc.
KerrHawe S.A.	Innova LifeSciences Corporation
Metrex Research Corporation	Oraltronics Dental Implant Technology GmbH
SpofaDental a.s.

Our Business Environment

Based upon available information, we estimate the growth of the worldwide dental market for the type of products we sell to be between 4% and 6%, with the domestic market growing at the upper end of the range. We believe that the factors contributing most to the market’s growth are, among other things:

•	Consumer Demand. Consumers increasingly desire to retain and improve the appearance of their natural teeth, which increases the demand for endodontic, periodontic, orthodontic, cosmetic and other specialized procedures. In addition, the baby-boomer segment of the population is aging, and we think they are more likely to require repair and reconstructive dental procedures, such as root canals and the placement of crowns or bridges.

•	Technological Advances. Technological advances in dental products are reducing both patient discomfort and treatment time, thereby attracting more patients and increasing demand for dental products and services.

•	Increasing Number of Patients. The increasing worldwide population along with the expected growth in per capita discretionary incomes in emerging nations are creating more dental patients while making healthcare, including dental services, a greater priority.

In monitoring our growth, we rely on a number of benchmarks, including internal net sales growth in our domestic and foreign markets, growth from new products and the impact of currency exchange rates.

First Quarter Fiscal 2006 Overview

In the first quarter of fiscal 2006, our net sales were $158.0 million, an increase of $9.0 million, or 6.0%, from net sales of $149.0 million in the first quarter of fiscal 2005. Our increase in net sales during the first quarter of fiscal 2006 was comprised of internal net sales growth of 6.8%, a 2.8% decrease from currency exchange rates, and a 2.1% increase from sales associated with acquisitions made in the preceding twelve-month period. We define internal net sales as total net sales excluding foreign currency fluctuations and including only the organic growth of acquisitions made in the preceding twelve months.

Internal net sales growth is a non-GAAP measure and should not be considered a replacement for GAAP results. The following table reconciles reported net sales growth (the most comparable GAAP measure) to internal net sales growth (the non-GAAP measure) for the quarter ended December 31, 2005:

	Professional Dental	Specialty Products	SDS
Net sales growth	4.3%	7.8%	6.0%
Add: sales decrease due to currency	2.4%	3.2%	2.8%
Less: non-organic increase due to acquisitions made in the previous twelve months	0.0%	4.2%	2.1%

Internal net sales growth	6.8%	6.7%	6.8%

Less: impact of equipment sales on internal net sales growth	1.1%	-1.6%	-0.2%

Internal net sales growth of consumable products	5.6%	8.3%	7.0%

Domestic and international sales by segment
Domestic	$46.4	$36.1	$82.4
International	32.8	42.8	75.6

Total sales	$79.2	$78.8	$158.0

Internal net sales growth
Foreign			7.5%
Domestic			6.1%

Total			6.8%

(some totals may not add due to rounding)

Our management uses internal net sales growth to evaluate the underlying results and trends in the business. We also use internal net sales growth as a metric for evaluating the performance of members of senior management in the operating units. The difference between reported net sales growth (the most comparable GAAP measure) and internal net sales growth (the non-GAAP measure) consists of the impact of foreign currency and the non-organic growth related to acquisitions. Organic growth in acquisitions includes only the pro-forma growth which would have been realized if we had owned the acquired business in the prior period.

Internal net sales growth is a useful measure of our performance because it excludes items that: i) are not completely under management’s control, such as the impact of foreign currency exchange; or ii) do not reflect our underlying growth, such as acquisitions. The limitation of this measure is that it excludes items that have an impact on our sales. This limitation is best addressed by using internal net sales growth in combination with the GAAP numbers.

Our internal net sales growth rate of 6.8% in the first quarter of fiscal 2006 was greater than the 6.7% internal net sales growth rate in the corresponding prior year period. In our Professional Dental segment, internal net sales growth was driven by sales of our infection prevention line of products; MaxCem™, a self-adhesive cement; Optibond®, our dual-core bonding agent; and sales of new products, such as our Demetron® LED II curing light, our portable Orascoptic® LED light source and our replacement for alginate impression material, AlgiNot™. In our Specialty Products segment, we continued to experience double-digit growth from sales of our Damon 3™ self-ligating bracket system and our Inspire Ice™ line of aesthetic brackets. A weaker euro versus the Unites States dollar was primarily responsible for currency exchange rates that decreased our net sales by approximately 2.8% from the first quarter of fiscal 2005.

Operating income in the first quarter of fiscal 2006 was $25.9 million, or 16.4% of net sales, compared to operating income of $27.4 million, or 18.4% of net sales, in the same period of the prior year. The decline in our operating income as a percent of net sales was primarily attributable to an increase in total selling, general and administrative expenses as a percent of net sales, which increased from 38.9% in the first quarter of fiscal 2005 to 40.6% in the first quarter of fiscal 2006. This increase was driven by our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) during the first quarter of fiscal 2006, which resulted in a $2.5 million increase in selling, general and administrative expenses and $0.1 million increase in cost of goods sold. Selling, general, and administrative expenses also increased from a $2.1 million, non-cash amortization charge and unfavorable currency exchange rates that increased selling, general, and administrative expenses as a percent of net sales by approximately 80 basis points. Collectively, these items offset meaningful progress we have made in controlling operating expense.

Gross profit as a percent of net sales decreased slightly from 57.3% in the first quarter of fiscal 2005 to 56.9% in the first quarter of fiscal 2006. The decrease in gross profit as a percent of net sales is primarily attributable to unfavorable currency exchange rates, which affected gross margins by 60 basis points when compared to the first quarter of fiscal 2005. These factors were partially offset by the addition of Oraltronics Dental Implant Technology GmbH (“Oraltronics”), a dental implant subsidiary that we acquired during the third quarter of fiscal 2005 and that generates higher gross margins than our other lines of products, our continued improvements in manufacturing processes and movement of labor-intensive production processes to facilities with lower labor rates.

Our second quarter results will include a one-time charge between $1.1 million and $1.3 million related to the stock compensation expense for options granted to our Board of Directors. The options granted to our directors vest immediately, which results in the fair value of the expense to be recognized at the time of the grant. This expense will not recur in the last two fiscal quarters of fiscal 2006.

Our net interest expense in the first quarter of fiscal 2006 was $3.9 million compared to net interest expense of $4.8 million in the comparable prior year period.

Taxes on income in the first quarter of fiscal 2006 were $7.2 million, or 33.0% of income before taxes, an increase of $0.1 million from the first quarter of fiscal 2005 when taxes on income were $7.1 million, or 32.0% of income before taxes.

During the first quarter of fiscal 2006, we reviewed the purchase price allocation for the acquisitions of certain assets from Surgical Acuity, Inc. in fiscal 2002 and the stock of SpofaDental a.s. in fiscal 2003. We determined that a portion of the amount that was allocated to goodwill in fact related to intangible assets, some of which require amortization. Further, upon reviewing the estimated useful life for some of the intangible assets associated with the Innova LifeSciences Corporation (“Innova”) acquisition in fiscal 2005, we determined that the amortizable life should be reduced. As a result of these discoveries, we have recorded in the quarter ended December 31, 2005 a non-cash charge of $2.1 million to amortization of intangible assets, $1.9 million of which related to prior periods. We also identified other errors in the accounting for differences between the assigned values and tax bases of the assets and liabilities recognized in the acquisitions of Innova and Oraltronics in fiscal 2005 and SpofaDental in fiscal 2003, which required adjustments to increase goodwill and deferred tax liabilities. All of the above errors occurred over multiple quarters. We have concluded that the effect of the errors, individually and in the aggregate, was not material to any of the prior periods in which they occurred and that the correcting entries were not material to the first quarter of fiscal 2006. Please see Note 3 to our Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a more complete description of the prior period accounting errors.

Quarter Ended December 31, 2005 Compared to the Quarter Ended December 31, 2004

Net Sales

	Fiscal 2006	Fiscal 2005
	(in thousands)
Professional Dental	$79,184	$75,887
Specialty Products	78,847	73,153

Total Net Sales	$158,031	$149,040

Overall Company. Net sales for the quarter ended December 31, 2005 increased by $9.0 million, or 6.0%, from the corresponding fiscal 2005 quarter.

Professional Dental. For the first quarter of fiscal 2006, net sales in the Professional Dental segment increased $3.3 million or 4.3% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of

6.8%, while currency exchange rates decreased net sales by 2.5%. The Professional Dental segment’s internal net sales growth rate improved from 3.3% in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, internal net sales growth of consumable products was 5.6%, versus 6.4% in the first quarter of fiscal 2005. Domestic internal net sales growth was 4.2% in the first quarter of fiscal 2006, compared to 7.8% in the same period of the prior year. Internal net sales growth in the segment’s international markets in the first quarter of fiscal 2006 was 10.5% compared to a decrease of 2.4% in the first quarter of fiscal 2005. The increase in internal net sales growth in international markets is primarily attributable to our decision in the first quarter of fiscal 2005 to stop selling through distributors who were selling our products on the gray market and our decision to raise prices in the developing world in order to better harmonize worldwide pricing.

The overall net sales growth of the Professional Dental segment is primarily attributable to an increase in the net sales of its infection prevention line of products; MaxCem, a self-adhesive cement; sales of Optibond, a bonding agent; and AlgiNot, a replacement for alginate impression material. Also contributing to the overall net sales growth of the Professional Dental segment was an increase in net sales of non-consumable products such as the Demetron LED II curing light and the new portable Orascoptic LED light source which the segment launched during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. These products have a life span of four to five years and generate less recurring sales than consumable products.

We anticipate that internal net sales for our Professional Dental segment will continue to grow within the historical range of 4% to 6% during the remainder of fiscal 2006. We expect that growth will be driven by the sales of its infection prevention line of products, Premise™ nanocomposite, MaxCem self-adhesive cement, the Demetron LED II curing light, the Orascoptic portable LED light source, and AlgiNot.

Specialty Products. During the first quarter of fiscal 2006, net sales in the Specialty Products segment increased $5.7 million or 7.8% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 6.7%, a decline in sales from currency exchange rates of 3.2%, and sales from acquired companies of 4.2%. The products that significantly contributed to the increase in net sales for the Specialty Product segment include the family of Damon products, the Inspire Ice line of brackets and nickel-titanium (“Ni-Ti”) endodontic files. We plan to continue to focus our selling efforts on the Damon self-ligating bracket system, Inspire Ice line of brackets, dental implant products and Ni-Ti endodontic files, as we believe these product lines have the greatest potential for increasing the sales of our Specialty Products segment over the next twelve months.

Sales growth during the first quarter of fiscal 2006 was down at our endodontics business, while growth was flat at our dental implant business. We have a solid pipeline of new products for the endodontics business that should stimulate additional sales, but the launches are more weighted towards the back half of the year. These new products combined with our nickel titanium files that continue to grow at a robust pace lead us to believe that the contribution of our endodontic business should improve in the next few quarters. At our dental implant business, we believe that we will see an improvement in sales growth as a result of the broader product line we now have to offer due to the Oraltronics acquisition. Oraltronics provides us with an experienced sales force in Europe, as well as a threaded implant design that is an excellent complement to Innova’s product line. We just received market clearance from the FDA to begin domestic sales of the threaded implant design from Oraltronics, and we are just now beginning to sell the Innova product line in Germany.

We anticipate that internal net sales growth for our Specialty Products segment will continue to grow within the historical range of 5% to 7% during the remainder of fiscal 2006. We expect that sales growth will be driven by the development of additional manufacturing capacity for our Damon line of brackets, and the continued strength in sales of our Inspire Ice brackets and Ni-Ti endodontic files.

Gross Profit

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$43,163	54.5%	$41,558	54.8%
Specialty Products	46,827	59.4%	43,809	59.9%

Total Gross Profit	$89,990	56.9%	$85,367	57.3%

Overall Company. Gross profit for the quarter ended December 31, 2005 increased by $4.6 million or 5.4% from the corresponding fiscal 2005 quarter.

Professional Dental. During the first quarter of fiscal 2006, gross profit as a percent of net sales in the Professional Dental segment was 54.5% versus 54.8% during the same period of the prior year. The decline in gross profit as a percent of net sales in the Professional Dental segment resulted from unfavorable changes in currency exchange rates which lowered gross margins on products sold in currencies different from the currency of the country where they were manufactured. The impact of currency was partially offset by savings realized from the consolidation of our Demetron and Orascoptic manufacturing facilities which was completed in the fourth quarter of fiscal 2005 and continued improvements in our manufacturing processes and purchasing.

Specialty Products. During the first quarter of fiscal 2006, gross profit as a percent of net sales in the Specialty Products segment was 59.4% versus 59.9% in the same period of the prior year. Gross profit as a percent of net sales at the Specialty Products segment declined due to unfavorable changes in the currency exchange rates, which lowered gross profit as a percent of net sales by approximately 110 basis points. The impact of unfavorable currency exchange rates was partially offset by the addition of Oraltronics, a dental implant subsidiary which we acquired during the third quarter of fiscal 2005. Oraltronics, along with the rest of our implant business, generates higher gross margins than our other lines of products. The Specialty Products segment also benefited from the continued movement of labor-intensive production processes to facilities with lower labor rates.

Selling, General and Administrative Expenses

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$31,366	39.6%	$29,986	39.5%
Specialty Products	32,718	41.5%	27,999	38.3%

Total Selling, General and Administrative Expenses	$64,084	40.6%	$57,985	38.9%

Overall Company. Selling, general and administrative expenses for the quarter ended December 31, 2005 increased by $6.1 million or 10.5% from the corresponding fiscal 2005 quarter. All corporate general and administrative expenses are allocated to our business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. During the first quarter of fiscal 2006, selling, general and administrative expenses in the Professional Dental segment increased $1.4 million or 4.6% from the first quarter of fiscal 2005. As a percent of net sales, selling, general and administrative expenses in the Professional Dental segment increased to 39.6% of net sales in the first quarter of 2006 from 39.5% in the same period of fiscal 2005. The increase in selling, general and administrative expenses as a percent of net sales was primarily attributable to a $1.7 million non-cash amortization charge that resulted from the correction of the purchase price allocation for two acquisitions made in prior years. The $1.7 million charge is the aggregate amortization that should have been recorded since the date of the acquisitions. The $1.7 million charge recorded in the quarter includes approximately $1.6 million related to prior periods and approximately $0.1 million related to the current quarter. Selling, general and administrative expenses were also increased by the recognition of stock compensation expense, which was recognized for the first time during the quarter in accordance with our adoption of SFAS No. 123R. These additional charges were partially offset by our cost control initiatives.

Specialty Products. During the first quarter of fiscal 2006, selling, general and administrative expenses in the Specialty Products Segment increased $4.7 million or 16.9% over the first quarter of fiscal 2005. Selling, general and administrative expenses increased as a percent of sales increased due to the cost of developing our dental implant sales force, our adoption of SFAS No. 123R during the first quarter of fiscal 2006 and a $0.4 million non-cash amortization charge related to a change in the estimated useful lives of intangibles related to the acquisition of Innova in October 2005, $0.3 million of which related to prior periods. As a result of the correction of the useful lives of intangible assets, we expect to incur an additional $0.1 million in amortization expense per quarter going forward. These charges were partially offset by reductions in advertising and promotion expense, as well as decreased incentive compensation expenses.

Operating Income

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$11,797	14.9%	$11,572	15.2%
Specialty Products	14,109	17.9%	15,810	21.6%

Total Operating Income	$25,906	16.4%	$27,382	18.4%

As a result of the foregoing, operating income for the quarter ended December 31, 2005 decreased by 5.4% or $1.5 million from operating income in the corresponding quarter of fiscal 2005 and decreased as a percent of net sales by 2.0%.

Operating income as a percent of net sales was negatively impacted by:

•	the adoption of SFAS No. 123R, which reduced operating income as a percent of net sales by 160 basis points;

•	the cumulative amortization charge during the quarter, which reduced operating income as a percent of net sales by 140 basis points; and

•	unfavorable currency exchange rates, which reduced operating income as percent of net sales by 140 basis points compared to the first quarter of fiscal 2005.

Interest Expense, Net

Net interest expense was $3.9 million in the first quarter of fiscal 2006, a decrease of $1.0 million from the corresponding 2005 period. The decrease in net interest expense resulted from the reduction of our average debt balances from $249.0 million in the first quarter of fiscal 2005 to $208.5 million in the first quarter of fiscal 2006 and the settlement of cross currency debt swaps during the first quarter of fiscal 2006. The settlement of the cross currency debt swaps generated interest income of approximately $0.4 million. We expect interest expense to continue to decline in fiscal 2006 as we continue to pay down our adjustable rate debt. Debt is expected to decline throughout fiscal 2006 unless we make any significant acquisitions.

Our average interest rate on our debt increased from 7.8% in the first quarter of fiscal 2005 to 8.4% in the first quarter of fiscal 2006. The debt repaid throughout fiscal 2005 and the first quarter of fiscal 2006 was adjustable rate debt with a lower interest rate than the remaining debt. We expect the average interest rate on our debt to increase slightly during the remainder of fiscal 2006 due to the continued repayment of our adjustable rate debt and the absence of our cross currency debt swaps, which have traditionally lowered our average interest rate.

Income Taxes

Taxes on income in the first quarter of fiscal 2006 were $7.2 million, or 33.0% of income before taxes, an increase of $0.1 million from the first quarter of fiscal 2005 when taxes on income were $7.1 million, or 32.0% of income before taxes. The increase in our effective tax rate was primarily driven by lower extraterritorial income exclusion benefit and a greater percentage of our taxable income being generated in higher tax rate jurisdictions. We expect the annual effective tax rate, including any potential discrete adjustments to be approximately 32% to 34%. Discrete adjustments could include the reversal of tax contingency reserves due to the expiration of statutory limitations as well as certain foreign tax exposures. Further, we are evaluating the amount of foreign earnings to repatriate under the American Jobs Creation Act of 2004, which allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. Our current analysis indicates that between $10.0 million and $60.0 million may be repatriated with a potential tax effect between $2.0 million and $5.0 million. This expense is not included in our estimate of our annual effective tax rate. We expect to be in a position to finalize our assessment later this year.

Critical Accounting Estimates Update

Refer to our Annual Report on Form 10-K for the year ended September 30, 2005 for a discussion of critical accounting estimates. During the three months ended December 31, 2005, there was one material change to these policies, as described below.

Stock-Based Compensation. We grant options to purchase common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period under our Employee Stock Purchase Plan. The benefits provided under these plans are stock-based payments subject to the provisions of SFAS No. 123R. Effective October 1, 2005, we use the fair value method to apply the provisions of SFAS No. 123R with a modified prospective method of adoption. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects for the quarter ended December 31, 2005, was $1.7 million. As of December 31, 2005, there was $48.5 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized net of related tax effects over a weighted average period of 4.3 years less any stock options forfeited prior to vesting.

Prior to April 1, 2005, we used the Black-Scholes option-pricing model to estimate a valuation for stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plan. During fiscal 2005 we conducted an evaluation of the benefits of using a binomial-lattice model rather than the Black-Scholes model. A binomial-lattice model considers historical patterns of employee exercise behavior and stock price volatility to project an appropriate array of future exercise behaviors, while the Black-Scholes model uses weighted average assumptions about option characteristics. As a result of the evaluation, we concluded that a binomial-lattice model provides a more accurate estimated valuation for stock options and have adopted a binomial-lattice model to estimate the fair value of stock options granted subsequent to March 31, 2005.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS No. 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of the fair values, in our opinion, existing valuation models, including Black-Scholes and binomial-lattice models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Currently there is not a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS No. 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/ willing seller market transaction.

Liquidity and Capital Resources

Our main source of liquidity is cash generated by operating activities, existing cash and, to a lesser extent, borrowings under our credit facility (“Credit Facility”). The borrowings under our Credit Facility are made from our $150.0 million revolving credit facility, which is part of our $350.0 million syndicated credit facility. As of December 31, 2005, $135.0 million of the $150.0 million revolving credit facility was available for borrowing.

We are currently negotiating the refinancing of our Credit Facility. As of December 31, 2005, we have $3.9 million of unamortized deferred financing fees, of which approximately $0.1 million is amortized per month. The remaining unamortized balance of deferred financing fees would likely be expensed upon the refinancing of our Credit Facility. We do not anticipate any difficulty with the refinancing of our Credit Facility. However, there can be no assurance that will be the case. To the extent that funds from these sources are not available or are insufficient, we would have to raise additional capital in another manner.

Working capital increased from $191.5 million at September 30, 2005 to $205.3 million at December 31, 2005. The current ratio increased from 3.1 at September 30, 2005 to 3.7 at December 31, 2005. The current ratio increased as a result of decreases in accrued payroll and employee benefits as fiscal 2005 incentive payments were made in the first fiscal quarter of 2006. The increase in cash was primarily at our offshore entities. Cash increased from $58.6 million at September 30, 2005 to $70.6 million at December 31, 2005, an increase of $12.0 million. Net cash provided by operating activities was $24.7 million, offset by net cash used by financing activities of $8.3 million and net cash used in investing activities of $2.9 million.

Cash provided by operations was $24.7 million in the quarter ended December 31, 2005 and $19.8 million in the quarter ended December 31, 2004, an increase of $4.9 million. Increases in net income excluding amortization of intangible assets, changes in deferred income tax balances, a decrease in accounts receivable, and a lower increase in inventory balances, offset by a decrease in accrued payroll and employee benefits led to the increase in net cash provided by operating activities. Days sales outstanding increased from 54.5 at September 30, 2005, to 57.9 at December 31, 2005. Inventory days on hand increased from 118 as of September 30, 2005 to 119 as of December 31, 2005.

Capital expenditures for property, plant and equipment were $2.7 million and $3.4 million for the quarters ended December 31, 2005 and 2004, respectively. We expect capital expenditures for fiscal 2006 to be between $23.0 and $26.0 million.

Net cash used in financing activities for the quarter ended December 31, 2005 was $8.3 million, as compared to net cash provided by financing activities of $33.2 million for the same period in fiscal 2005. Net debt repayments were $2.1 million, and $8.4 million of cash was used to settle derivative instruments; which was offset by cash received from the exercise of stock options and the Employee Stock Purchase Plan of $2.2 million in the quarter ended December 31, 2005. We had net debt proceeds in the quarter ended December 31, 2004 of $24.6 million, primarily used to fund the purchase of Innova, and cash received from the exercise of stock options and the Employee Stock Purchase Plan of $8.6 million.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We were in compliance with all such covenants as of December 31, 2005.

New Accounting Pronouncements

There are no recently issued accounting standards that are reasonably likely to materially affect our consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Numerous competitors participate in our business segments, some of which have substantially greater financial and other resources than we do. Our principal competitors in the Professional Dental business segment include Dentsply International Inc., 3M ESPE (an affiliate of 3M Company), GC, Ivoclar Vivadent Group, and Heraeus Kulzer; and in the Specialty Products business segment, our principal competitors include 3M Unitek, (an affiliate of 3M Company), GAC International (a subsidiary of Dentsply), Align Technology Inc., American Orthodontics, Micro-Mega, Tulsa Dental, Nobel Biocare, ITA Straumann, and Orthoclear. Some of the companies have a larger sales force and invest more heavily in research, product development and product marketing than we do. As a result, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, against these companies.

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

In the United States, the Professional Dental segment’s 159 hourly employees at the Romulus, Michigan facility are members of the United Auto Workers Union. Our current labor contracts relating to that facility will expire on January 31, 2008. A work stoppage could adversely affect our ability to manufacture and ship products.

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

We presently have, and will continue to have, a substantial amount of indebtedness which requires significant interest payments. As of December 31, 2005, we had $209.7 million in total long-term borrowings (including current portion) and $419.1 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of December 31, 2005, goodwill and other intangible assets with indefinite lives represented approximately 41.7% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

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

We may be required to satisfy certain indemnification obligations to Apogent Technologies Inc. (“Apogent”), or may not be able to collect on indemnification rights from Apogent.

Prior to December of 2000 we were a wholly owned subsidiary of Apogent. We became an independent, publicly traded company when Apogent distributed to its shareholders, by a means of a pro rata distribution, all of our outstanding common stock together with related preferred stock purchase rights (the “spin-off”). In order to effect the spin-off, we entered into a number of interrelated agreements with Apogent. Pursuant to the terms of the agreements, we and our U.S. subsidiaries, in general, indemnify Apogent and its subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of the dental business, including discontinued operations relating to our business. Similarly, Apogent and its U.S. subsidiaries indemnify us and our subsidiaries and affiliates against liabilities, litigation and claims actually or allegedly arising out of Apogent’s business, including discontinued operations related to the laboratory business, and other operations and assets not transferred to us. These indemnification obligations could be significant. The availability of these indemnities will depend upon the future financial strength of each of the companies. We cannot determine whether we will have substantial indemnification obligations to Apogent and its affiliates in the future. We also cannot assure you that, if Apogent has substantial indemnification obligations to us and our affiliates, Apogent will have the ability to satisfy those obligations.

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

For fiscal year 2006, our projected total foreign currency exposure is estimated to be approximately 73.1 million euros, 916.8 million Japanese yen, 18.1 million Swiss francs, 1.2 million British pounds, 70.0 million Mexican pesos, 32.7 million Canadian dollars, 49.9 million Czech koruna, and 18.1 million Australian dollars. We have put in place a strategy to manage our forecasted euro, Japanese yen, and Australian dollar denominated intercompany cash flow exposures through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, British pound, Mexican peso, Czech koruna and Swiss franc at December 31, 2005.

At December 31, 2005, an unrealized gain of $2.1 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of December 31, 2005 are as follows (in thousands, except rates):

Currency	Trade Date	Effective	Maturity	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	12/23/2004	1/17/2006	3/15/2006	9,000	1.3300	1.3944
Euro	3/18/2005	4/17/2006	6/15/2006	9,000	1.3300	1.3720
Euro	9/9/2005	7/14/2006	9/15/2006	7,500	1.2400	1.2880
Yen	12/23/2004	1/17/2006	3/15/2006	150,000	104.0000	94.8000
Yen	3/18/2005	4/17/2006	6/15/2006	120,000	104.0000	95.3300
Yen	9/9/2005	7/14/2006	9/15/2006	135,000	107.0000	104.5500
Aud	12/23/2004	1/17/2006	3/15/2006	1,800	0.7400	0.7519
Aud	3/18/2005	4/17/2006	6/15/2006	1,800	0.7500	0.7950
Aud	9/9/2005	7/14/2006	9/15/2006	2,100	0.7400	0.7861

Subsequent to December 31, 2005, we entered into additional zero cost collar contracts as follows (in thousands, except rates):

Currency	Trade Date	Effective	Maturity	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	1/11/2006	10/16/2006	12/15/2006	8,250	1.1800	1.2845
Yen	1/11/2006	10/16/2006	12/15/2006	150,000	118.0000	99.9500
Aud	1/11/2006	10/16/2006	12/15/2006	3,000	0.7100	0.7803

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

During the first quarter of fiscal 2006, we settled all of the five outstanding cross currency debt swap contracts used to hedge our foreign currency exposure because these instruments were getting close to maturity. The settlement of the cross currency debt swaps generated interest income of approximately $0.4 million and a loss of $8.9 million ($5.5 million net of income tax) in the currency translation adjustment account in equity during the first quarter of fiscal 2006. At December 31, 2005, a total of $10.5 million realized loss ($6.5 million net of income tax), including the realized loss of $1.5 million ($1.0 million net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, was included in the currency translation adjustment account in equity. This realized loss will remain in the currency translation adjustment account in equity until we dispose of the net investments.

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of December 31, 2005. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward 3-month LIBOR rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending December 31,
Liabilities	2006	2007	2008	2009	2010	Thereafter	Fair Value
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	$—	$—	$—	$—	$—	$150,000	$157,500
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$607	$10,848	$5,612	$23,178	$515	$18,952	$59,712
Average Interest Rate	6.319%	6.214%	6.269%	6.374%	6.469%	6.544%

For the quarter ended December 31, 2005, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was approximately $0.1 million. At December 31, 2005, an unrealized loss of $0.1 million (net of income tax) is included in accumulated other comprehensive income. Below is a table listing the interest expense exposure detail and the fair value of the interest rate swap agreements as of December 31, 2005 (in thousands):

Loan	Notional Amount	Term	Trade	Effective	Maturity	Three Months Ended December 31, 2005	Fair Value (Pre-tax)
Ormco B	25,345	5 years	1/2/2001	3/30/2001	6/30/2006	5	(115)

Total	$25,345					$5	$(115)

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: February 9, 2006	/s/ BERNARD J. PITZ
Bernard J. Pitz, Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Here with
3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1-16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000

3.2	Bylaws of the Registrant	Exhibit 3.2 to the Form 10/A No. 2

4.1	Third Amendment to Credit Agreement dated as of January 26, 2006		X

31.1	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002		X