Form 10-Q/A
period 2005-12-31
SYBRON DENTAL SPECIALTIES INC
filed 2006-02-21
CIK 1121302

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

EXPLANATORY NOTE

This amended report on Form 10-Q (the “Amended Report”) is being filed to make corrections to Item 2 of Part I of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 that was filed on February 9, 2006 (the “Original Report”).

Item 2 of Part I has been amended as follows:

•	the first sentence of the fourth paragraph under the heading “Net Sales,” which paragraph appears on page 22, has been amended to change the range of average projected internal net sales growth in the Professional Dental segment from “4% to 6%” to “5% to 9%” over the remainder of fiscal 2006; and

•	the first sentence of the last paragraph under the heading “Net Sales,” which paragraph appears on page 22, has been amended to change the range of average projected internal net sales growth in the Specialty Products segment from “5% to 7%” to “6% to 11%” over the remainder of fiscal 2006.

This Amended Report sets forth the content of the Original Report in its entirety, except for the changes noted above to Item 2 of Part I of the Original Report. This Amended Report continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this Amended Report to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this Amended Report is not a representation that any statements contained in the Original Report or this Amended Report are true or complete as of any date subsequent to the date of the Original Report. The revision does not affect the remaining information set forth in the Original Report, the remaining portions of which have not been amended.

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

We anticipate that internal net sales growth for our Professional Dental segment will average between 5% and 9% over the remainder of fiscal 2006. We expect that growth will be driven by the sales of its infection prevention line of products, Premise™ nanocomposite, MaxCem self-adhesive cement, the Demetron LED II curing light, the Orascoptic portable LED light source, and AlgiNot.

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

We anticipate that internal net sales growth for our Specialty Products segment will average between 6% and 11% over the remainder of fiscal 2006. We expect that sales growth will be driven by the development of additional manufacturing capacity for our Damon line of brackets, and the continued strength in sales of our Inspire Ice brackets and Ni-Ti endodontic files.

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

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: February 21, 2006	/s/ BERNARD J. PITZ
Bernard J. Pitz, Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

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