Form 10-Q
period 2006-03-31
SYBRON DENTAL SPECIALTIES INC
filed 2006-05-10
CIK 1121302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer  ☑                 Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

At May 5, 2006, there were 40,553,055 shares of the Registrant’s Common Stock outstanding.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	September 30, 2005
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,796	$58,572
Accounts receivable (less allowance for doubtful receivables of $3,154 and $3,007 at March 31, 2006 and September 30, 2005, respectively)	116,820	112,500
Inventories	96,361	92,840
Deferred income taxes	4,167	7,788
Prepaid expenses and other current assets	22,547	12,261

Total current assets	315,691	283,961
Property, plant and equipment, net of accumulated depreciation of $ 125,858 and $117,252 at March 31, 2006 and September 30, 2005, respectively	86,545	87,762
Goodwill	290,069	295,306
Intangible assets, net	63,694	50,882
Other assets	29,893	32,507

Total assets	$785,892	$750,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,497	$20,135
Current portion of long-term debt	143	733
Income taxes payable	15,221	11,822
Accrued payroll and employee benefits	29,747	31,537
Accrued rebates	6,298	9,336
Accrued interest	3,661	3,519
Other current liabilities	18,977	15,412

Total current liabilities	93,544	92,494
Long-term debt	52,952	61,099
Senior subordinated notes	150,000	150,000
Deferred income taxes	22,423	16,405
Other non-current liabilities	20,808	28,267

Total liabilities	339,727	348,265
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 20,000 shares, no shares outstanding	—	—
Common stock, $0.01 par value; authorized 250,000 shares, 40,553 and 40,395 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	406	404
Additional paid-in capital	128,730	118,448
Retained earnings	298,055	264,841
Accumulated other comprehensive income	18,974	18,460

Total stockholders’ equity	446,165	402,153

Total liabilities and stockholders’ equity	$785,892	$750,418

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(in thousands, except for per share amounts)		(in thousands, except for per share amounts)
Net sales	$182,786	$165,056	$340,817	$314,096
Cost of sales
Cost of products sold	78,141	71,787	146,172	135,460
Restructuring charges	—	84	10	84

Total cost of sales	78,141	71,871	146,182	135,544

Gross profit	104,645	93,185	194,635	178,552
Selling, general and administrative expenses	68,866	59,207	130,120	116,695
Restructuring charges	1	488	17	488
Amortization of intangibles	1,299	559	4,113	1,056

Total selling, general and administrative expenses	70,166	60,254	134,250	118,239

Operating income	34,479	32,931	60,385	60,313
Other income (expense):
Interest expense, net	(4,106)	(4,420)	(7,963)	(9,237)
Amortization of deferred financing fees	(2,346)	(416)	(2,759)	(831)
Other, net	226	490	273	456

Income before income taxes	28,253	28,585	49,936	50,701
Income taxes	9,567	9,147	16,722	16,224

Net income	$18,686	$19,438	$33,214	$34,477

Basic earnings per share	$0.46	$0.49	$0.82	$0.87

Diluted earnings per share	$0.44	$0.47	$0.79	$0.84

Weighted average shares outstanding:
Basic	40,518	39,986	40,463	39,732

Diluted	42,029	41,485	42,029	41,276

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME

FOR THE SIX MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Total Comprehensive Income
	Number of Shares	Par Value
	(in thousands)
Balance at September 30, 2005	40,395	$404	$118,448	$264,841	$18,460	$402,153
Comprehensive income:
Net income	—	—	—	33,214	—	33,214	$33,214
Translation adjustment	—	—	—	—	(637)	(637)	(637)
Unrealized gain on derivative instruments	—	—	—	—	1,151	1,151	1,151

Total comprehensive income	—	—	—	33,214	514	33,728	$33,728

Issuance of common stock from stock options exercised	122	2	1,982	—	—	1,984
Stock compensation expense	—	—	6,264	—	—	6,264
Income tax benefit from issuance of stock under employee stock plan and stock options exercised	—	—	887	—	—	887
Issuance of common stock from Employee Stock Purchase Plan	36	—	1,149	—	—	1,149

Balance at March 31, 2006	40,553	$406	$128,730	$298,055	$18,974	$446,165

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$33,214	$34,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,446	7,264
Amortization of intangible assets	4,113	1,056
Amortization of deferred financing fees	2,759	831
Loss on sales of property, plant and equipment	13	84
Provision for losses on doubtful receivables	415	431
Inventory provisions	2,097	3,203
Deferred income taxes	(662)	(557)
Income tax benefit from issuance of stock under employee stock plan and stock options exercised	887	4,736
Changes in assets and liabilities, net of effects of businesses acquired:
Increase in accounts receivable	(4,467)	(1,554)
Increase in inventories	(5,082)	(5,843)
Increase in prepaid expenses and other current assets	(2,379)	(429)
Decrease in accounts payable	(638)	(3,766)
Increase/(decrease) in income taxes payable	2,897	(2,519)
Increase/(decrease) in accrued payroll and employee benefits	(1,790)	54
Decrease in accrued rebates	(3,038)	(2,840)
Increase in accrued interest	142	164
Increase in other current liabilities	3,565	914
Net change in other assets and liabilities	8,101	721

Net cash provided by operating activities	49,593	36,427
Cash flows from investing activities:
Capital expenditures	(8,329)	(6,342)
Proceeds from sales of property, plant and equipment	7	938
Net payments for businesses acquired	—	(46,049)
Acquisition escrow deposit	(7,907)	—
Payments for intangibles	(386)	(849)

Net cash used in investing activities	(16,615)	(52,302)
Cash flows from financing activities:
Proceeds from credit facility	137,100	86,000
Principal payments on credit facility	(145,710)	(75,607)
Settlement of derivative instruments	(8,384)	—
Principal payments on long-term debt	(127)	(292)
Payment of deferred financing fees	(1,164)	—
Proceeds from exercise of stock options	1,984	10,254
Proceeds from employee stock purchase plan	1,149	771

Net cash provided by/(used in) financing activities	(15,152)	21,126
Effect of exchange rate changes on cash and cash equivalents	(602)	1,774

Net increase in cash and cash equivalents	17,224	7,025
Cash and cash equivalents at beginning of period	58,572	40,602

Cash and cash equivalents at end of period	$75,796	$47,627

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,732	$9,592

Cash paid during the period for income taxes	$12,240	$13,567

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SYBRON DENTAL SPECIALTIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. OVERVIEW AND BASIS OF PRESENTATION

We are a leading manufacturer of both a broad range of value-added products for the dental profession, including the specialty markets of orthodontics, endodontics and implantology, and a variety of infection prevention products for use by the dental and medical professions. Our fiscal year ends on September 30. The quarters ended March 31, 2006 and 2005 are the second quarters of our fiscal years 2006 and 2005, respectively.

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in our consolidated financial statements, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries.

We have prepared the condensed consolidated financial statements presented herein following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments, which are necessary for a fair presentation of the results for the interim periods presented, have been included. All such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation.

The results and trends in these interim financial statements are not necessarily representative of those for the full year, as revenues, expenses, assets and liabilities can vary during each quarter of the year. The information included in this Quarterly Report on Form 10-Q should only be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. INVENTORIES

Inventories at March 31, 2006 and September 30, 2005 are presented below.

	March 31, 2006	September 30, 2005
Raw materials and supplies	$23,248	$22,912
Work in process	24,202	23,412
Finished goods	48,911	46,516

	$96,361	$92,840

3. GOODWILL AND INTANGIBLE ASSETS

During the first quarter of fiscal 2006, we reviewed the purchase price allocation for the acquisitions of certain assets from Surgical Acuity, Inc. (“Surgical Acuity”) in fiscal 2002 and the stock of SpofaDental a.s. (“SpofaDental”) in fiscal 2003. We determined that a portion of the amount that was allocated to goodwill in fact related to intangible assets, some of which require amortization. Further, upon reviewing the estimated useful life for some of the intangible assets associated with the Innova LifeSciences Corporation (“Innova”) acquisition in fiscal 2005, we determined that the estimated useful life should be reduced. As a result of these determinations, we recorded in the quarter ended December 31, 2005 a non-cash charge of $2,125 to amortization of intangible assets, $1,898 of which related to prior periods. We also identified other errors in the accounting for differences between the assigned values and tax bases of the assets and liabilities recognized in the acquisitions of Innova and Oraltronics Dental Implant Technology GmbH (“Oraltronics”) in fiscal 2005 and SpofaDental in fiscal 2003, which required adjustments to increase goodwill and deferred tax liabilities. All of the above errors occurred over multiple quarters. We concluded that the effect of the errors, individually and in the aggregate, was not material to any of the prior periods in which they occurred and that the correcting entries were not material to the first quarter of fiscal 2006.

Goodwill

We perform an annual impairment test of goodwill in the first quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. To perform this assessment, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We determined that none of our goodwill was impaired as of December 31, 2005. We were not aware of any indicators of potential impairment as of March 31, 2006 or September 30, 2005.

The following table details the balances of the goodwill assets by business segment as of the dates indicated:

	March 31, 2006	September 30, 2005
Professional Dental	$176,210	$187,772
Specialty Products	113,859	107,534

Total	$290,069	$295,306

The decrease of $5,237 in the amount of goodwill during the six months ended March 31, 2006 was due to an adjustment of $2,779 to the Oraltronics purchase price allocation; an adjustment of $1,069 to the Innova purchase price allocation; $563 of net corrections related to the aforementioned prior period accounting errors; an unfavorable foreign currency fluctuation of $253; and other of $573. We finalized the allocation of the Oraltronics and Innova purchase prices during the six months ended March 31, 2006. The $563 of net corrections mentioned above consists of the following: we reclassified $11,210 from goodwill to intangible assets to account for certain intangible assets that should have been recognized apart from goodwill in prior period business combinations; and we increased goodwill by $10,647 and recognized a deferred tax liability in the same amount to account for differences between the assigned values and tax bases of the assets and liabilities recognized in prior period business combinations.

Intangible Assets

Finite lived intangible assets are recorded at cost and are amortized over their estimated useful lives using the straight-line method. Indefinite lived intangible assets are not amortized but rather are tested for impairment annually. The following table details the balances of our intangible assets as of March 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Proprietary technology	$32,394	$3,269	$29,125
Patents	9,157	3,801	5,356
Non-compete agreements	1,673	1,300	373
License agreements	1,875	1,846	29
Customer relationships	7,687	1,739	5,948

Total	$52,786	$11,955	40,831

Intangible Assets Not Subject to Amortization:
Trademarks			22,863

Total Intangible Assets			$63,694

The following table details the balances of our intangible assets as of September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Proprietary technology	$28,827	$1,166	$27,661
Patents	8,820	3,418	5,402
Non-compete agreements	1,673	1,273	400
License agreements	1,932	1,886	46
Customer relationships	2,142	177	1,965

Total	$43,394	$7,920	35,474

Intangible Assets Not Subject to Amortization:
Trademarks			15,408

Total Intangible Assets			$50,882

The gross carrying amount of intangible assets subject to amortization increased by $9,392 during the six months ended March 31, 2006. The increase was due to the reclassification of $6,310 from goodwill to intangible assets subject to amortization as a result of the correction of prior period accounting errors, the reclassification of $2,594 from goodwill to intangible assets subject to amortization as a result of the finalization of the Oraltronics purchase price allocation, added patents of $358, foreign currency fluctuation of $159, and other of $574, partially offset by the reclassification of $603 from proprietary technology to trademarks.

The gross carrying amount of our trademarks, which are not subject to amortization, increased by $7,455 during the six months ended March 31, 2006. The increase was due to the reclassification of $4,900 from goodwill to trademarks as a result of the correction of prior period accounting errors, the reclassification of $900 from goodwill to intangible assets subject to amortization as a result of the finalization of the Innova purchase price allocation, the reclassification of $603 from proprietary technology to trademarks, the reclassification of $560 from goodwill to intangible assets subject to amortization as a result of the finalization of the Oraltronics purchase price allocation, foreign currency fluctuation of $111, and other of $381.

Amortization expense for the three months and six months ended March 31, 2006 was $1,299 and $4,113, respectively, as compared to $559 and $1,056 for the three months and six months ended March 31, 2005, respectively. The increase in amortization expense from 2005 to 2006 was due to the correction of prior period accounting errors, as discussed above. Amortization of intangible assets is included as a component of total selling, general and administrative expenses. The following table displays the estimated amortization (calculated as of March 31, 2006) for each of the fiscal years indicated:

	Fiscal year ended September 30,
	2006	2007	2008	2009	2010
Amortization of intangible assets	$5,756	$3,257	$3,228	$3,187	$3,148

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

The following table provides the components of net periodic benefit cost:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1,516	$1,094	$3,033	$2,188	$145	$149	$290	$298
Interest cost	1,136	972	2,271	1,944	233	253	467	506
Expected return on plan assets	(1,416)	(1,108)	(2,832)	(2,216)	—	—	—	—
Amortization of prior service cost	28	24	56	48	(86)	—	(172)	—
Amortization of actuarial loss	475	241	950	482	240	153	479	306

Net periodic benefit cost	$1,739	$1,223	$3,478	$2,446	$532	$555	$1,064	$1,110

Our funding policy is to generally make annual contributions in excess of both the minimum contributions required by applicable regulations and the amount needed in order to avoid any Pension Benefit Guarantee Corporation (“PBGC”) variable premium payments, and to not have any additional minimum liability under SFAS No. 87, Employers’ Accounting for Pensions. We expect to contribute approximately $1,098 to our pension plan assets in fiscal 2006. We made approximately $213 in contributions in the quarter ended March 31, 2006.

5. RESTRUCTURING CHARGES

In fiscal 2005, we implemented and completed a plan to consolidate our Demetron and Orascoptic operations into one facility. As a result of this plan, we recorded a restructuring charge of $1,204 ($819 after tax) in the fiscal year ended September 30, 2005. The $1,204 restructuring charge was comprised of approximately $616 of cash charges related to severance and termination costs associated with the employees whose employment we terminated as a result of the consolidation; approximately $314 of cash charges related to lease termination, storage and moving costs; and approximately $274 of cash charges related to miscellaneous consolidation costs. Approximately $588 of the costs was recorded as a component of costs of goods sold, and $616 of the costs was recorded as selling, general and administrative expenses. A balance of $56 remains in our accrued liabilities, which is expected to be paid by the end of fiscal 2006.

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

The following tables present the results of operations for our business segments for the three month and six month periods ended March 31, 2006 and 2005:

Three Months Ended March 31,	Professional Dental	Specialty Products	Eliminations	Total
2006
Revenues:
External customer	$97,060	$85,726	$—	$182,786
Intersegment	520	848	(1,368)	—

Total revenues	$97,580	$86,574	$(1,368)	$182,786

Gross profit	$54,075	$50,570	$—	$104,645
Selling, general and administrative expenses	34,208	35,958	—	70,166

Operating income	$19,867	$14,612	$—	$34,479
2005
Revenues:
External customer	$87,567	$77,489	$—	$165,056
Intersegment	476	923	(1,399)	—

Total revenues	$88,043	$78,412	$(1,399)	$165,056

Gross profit	$49,465	$43,720	$—	$93,185
Selling, general and administrative expenses	30,686	29,568	—	60,254

Operating income	$18,779	$14,152	$—	$32,931

Six Months Ended March 31,	Professional Dental	Specialty Products	Eliminations	Total
2006
Revenues:
External customer	$176,244	$164,573	$—	$340,817
Intersegment	1,298	1,503	(2,801)	—

Total revenues	$177,542	$166,076	$(2,801)	$340,817

Gross profit	$97,238	$97,397	$—	$194,635
Selling, general and administrative expenses	65,574	68,676	—	134,250

Operating income	$31,664	$28,721	$—	$60,385
2005
Revenues:
External customer	$163,454	$150,642	$—	$314,096
Intersegment	1,321	1,754	(3,075)	—

Total revenues	$164,775	$152,396	$(3,075)	$314,096

Gross profit	$91,023	$87,529	$—	$178,552
Selling, general and administrative expenses	60,672	57,567	—	118,239

Operating income	$30,351	$29,962	$—	$60,313

The following table presents the segment assets as of March 31, 2006 compared to the prior fiscal year end:

	Professional Dental	Specialty Products	Total
March 31, 2006	$517,272	$268,620	$785,892
September 30, 2005	$489,278	$261,140	$750,418

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Basic shares outstanding (weighted average)	40,518	39,986	40,463	39,732
Effect of dilutive securities	1,511	1,499	1,566	1,544

Diluted shares outstanding	42,029	41,485	42,029	41,276

During the three month and six month periods ended March 31, 2006, weighted average options outstanding to purchase approximately 3,265 shares and 3,257 shares, respectively, of common stock were not included in the computation of dilutive securities because inclusion would be anti-dilutive, as compared to approximately 100 shares and 60 shares for the three month and six month periods ended March 31, 2005, respectively.

8. STOCK-BASED COMPENSATION

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans and Employee Stock Purchase Plan (“ESPP”) in the financial statements. As a result of adopting SFAS No. 123R, our net income for the three month and six month periods ended March 31, 2006 was $2,461 and $4,197 lower, respectively and net of taxes, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (“APB Opinion No. 25”). At March 31, 2006, there was $48,293 of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans and ESPP. That cost is expected to be amortized on a straight-line basis over a weighted average period of 4.1 years less any stock options forfeited prior to vesting. During the three month and six month periods ended March 31, 2006, $99 and $202, respectively, of stock-based compensation cost was capitalized as inventory and expensed through cost of goods sold. No stock-based compensation cost was capitalized as inventory and expensed through cost of goods sold during the three month and six month periods ended March 31, 2005.

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

The following table sets forth the computation of basic and diluted income per share for the three month and six month periods ended March 31, 2005 and illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$19,438	$34,477
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(589)	(1,502)

Pro forma net income	$18,849	$32,975
Earnings per share:
Basic – as reported	$0.49	$0.87

pro forma	$0.47	$0.83

Diluted – as reported	$0.47	$0.84

pro forma	$0.45	$0.80

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

The weighted average expected volatility for stock options granted prior to March 31, 2005 was based on historical experience of employees’ stock option exercise behavior. The weighted average expected volatility for stock options granted subsequent to March 31, 2005 was based on several components in accordance with our modified prospective adoption of SFAS No. 123R, on October 1, 2005. Components to the weighted average expected volatility for stock options granted subsequent to March 31, 2005 include historical volatility of the stock price, expected life of the option, and length of time shares have been publicly traded. Implied volatility of actively traded option contracts on our common stock was excluded from the calculation. As options of our stock are not actively traded on the open market, sufficient data for an accurate measure of implied volatility was not available.

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

Stock Options

Our employee stock option plans are part of a broad-based, long term retention program to promote success, and to enhance the value of the Company by linking personal interests of the participants to those of our stockholders, and by providing participants with an incentive for outstanding performance.

We currently have four long-term incentive plans including the 2000 Long-Term Incentive Plan (the “2000 Stock Plan”), the 2001 Long-Term Incentive Plan (the “2001 Stock Plan”), the 2005 Long-Term Incentive Plan (the “2005 Stock Plan”), and the 2006 Restricted Stock Incentive Plan (the “2006 Stock Plan”). The 2006 Stock Plan was approved at the 2006 Annual Meeting of Stockholders. Under the 2006 Stock Plan restricted stock awards may be granted to employees, including employees who are members of the Board of Directors, but excluding any director who is not an employee. Under the 2000 and 2005 Stock Plans, stock options may be granted to employees, including employees who are members of the Board of Directors, but excluding any director who is not an employee. Under the 2001 Stock Plan, stock options may be granted to employees, other than employees who are officers (as that term is defined in Rule 16a-1(f) under the Exchange Act) or directors. Subject to the terms and provisions of the plans, options may be granted to eligible employees selected by the Compensation Committee of the Board of Directors, which administers the plans. The Compensation Committee has the discretion to determine the number of shares subject to options granted and the terms and conditions of the option grants. The exercise price of an option granted under the plans is determined by the Compensation Committee, but may not be less than 100% of the fair market value of our underlying common stock on the date of grant.

The total number of shares of our common stock authorized for issuance under the 2000, 2001, 2005, and 2006 Stock Plans is 5,450, 1,000, 4,000, and 100, respectively. Shares available for an award under the 2000, 2001, 2005, and 2006 Stock Plans may be either authorized but unissued or reacquired shares. If any award cancels, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the appropriate Stock Plan, subject to such requirements as may be promulgated by the Compensation Committee.

Restricted stock awards granted under the 2006 Stock Plan shall be subject to a minimum restriction period of two years of continuous service before a restricted stock award shall fully vest. The restricted period shall be determined at the discretion of the Compensation Committee. At the end of the restriction period the restrictions imposed shall lapse with respect to the number of shares of restricted stock as determined by the Compensation Committee and an unlegended certificate for the number of shares shall be delivered to the holder.

Options granted under the 2000, the 2001, and 2005 Stock Plans are exercisable for up to ten years from the date of grant. Stock options vest under the plans subject to the restrictions and conditions that the Compensation Committee approves. Typically the vesting schedule is 25% per year based on the date of grant for the 2000 Stock Plan and the 2001 Stock Plan, and 5 year cliff vesting for the 2005 Stock Plan.

We currently have two Outside Directors’ plans—the 2000 Outside Directors’ Stock Option Plan (the “2000 Directors’ Plan”) and the 2005 Outside Directors’ Stock Plan (the “2005 Directors’ Plan”). The 2005 Directors’ Plan was approved at our 2005 Annual Meeting of Stockholders. A maximum of 300 and 350 shares of our common stock may be issued pursuant to the exercise of stock options granted under the 2000 and 2005 Directors’ Plans, respectively. If any award cancels, terminates, expires or lapses for any reason, any shares subject to such award shall again be available under the appropriate Directors’ Plan, subject to such requirements as may be promulgated by the Compensation Committee. These options are exercisable up to ten years from date of grant and vest on the date of grant.

The granting of options is automatic under the 2000 and 2005 Directors’ Plans. Upon the first meeting of the Board of Directors following the Annual Meeting of Stockholders in 2001 through 2005 under the 2000 Directors’ Plan and 2006 through 2010 under the 2005 Directors’ Plan, each person then serving as a member of the Board of Directors who is not one of our full-time employees shall automatically be granted an option to purchase 10 shares of our common stock (subject to appropriate adjustment for stock splits and other changes affecting the common stock). If there is not a sufficient number of remaining available shares under the 2000 or 2005 Directors’ Plans to grant each outside director an option to purchase the number of shares specified, each outside director shall receive an option to purchase an equal number of the remaining available shares, determined by dividing the remaining available shares by the number of outside directors. The exercise price at which shares may be purchased under each option shall be 100% of the fair market value of our common stock on the date the option is granted.

At March 31, 2006, 1,372 shares of common stock were reserved for future stock option grants under the above plans.

During the three and six months ended March 31, 2006, we granted 270 stock options. During the three and six months ended March 31, 2005, we granted 100 stock options. Stock options issued under the stock option plans during the three month and six month periods ended March 31, 2006 and 2005 were based on the following weighted average assumptions:

	Stock Options
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Expected life (years)	7.67	4.00	7.67	4.00
Weighted-average volatility	27.58%	28.62%	27.58%	28.62%
Risk free interest rate	4.60%	3.54%	4.60%	3.54%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average fair value of options granted	$16.37	$11.35	$16.37	$11.35

Shares issued under the ESPP during the three month and six month periods ended March 31, 2006 and 2005 were based on the following weighted average assumptions:

	Employee Stock Purchase Plan
	Six Months Ended March 31,
	2006	2005
Expected life (years)	0.5	0.5
Weighted-average volatility	24.84%	19.57%
Risk free interest rate	3.19%	2.52%
Expected dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$8.46	$9.58

The following is a summary of the stock option activity for the six month period ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2005	6,976	$26.50
Granted	—	—
Exercised	(59)	(17.59)
Canceled	(42)	(34.50)

Options outstanding at December 31, 2005	6,875	$26.52	7.04	$91,345

Granted	270	39.42
Exercised	(69)	(14.85)
Canceled	(2)	(11.29)

Options outstanding at March 31, 2006	7,074	$27.13	6.95	$99,784

Options exercisable at March 31, 2006	3,351	$16.60	4.66	$82,594

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price. During the three month and six month periods ended March 31, 2006, the aggregate intrinsic value (determined as of the date of exercise) of options exercised under the stock option plans was $1,705 and $3,029, respectively, as compared to $2,779 and $14,004 for the three month and six month periods ended March 31, 2005, respectively.

Cash received from option exercises under all stock-based payment arrangements for the three month and six month periods ended March 31, 2006 was $952 and $1,984, respectively, as compared to $2,386 and $10,254 for the three month and six month periods ended March 31, 2005, respectively. The actual tax benefit realized from the tax deductions for options exercised totaled $468 and $887, respectively, for the three month and six month periods ended March 31, 2006, as compared to $685 and $4,736 for the three month and six month periods ended March 31, 2005, respectively. For purposes of satisfying stock option exercises, we have a policy of issuing new shares to fulfill exercises.

Employee Stock Purchase Plan

The ESPP was approved by stockholders at the 2003 Annual Meeting of Stockholders. Under the terms of the ESPP, 500 shares of common stock were reserved for issuance to our employees, nearly all of whom are eligible to participate. As of March 31, 2006, 350 shares remain available for issuance to our employees. Under the terms of the ESPP, employees can choose each year to have one to ten percent of their base pay withheld, not to exceed amounts allowed by the Internal Revenue Code, to purchase our common stock. The purchase price of the stock is 85 percent of the lower of its price at the beginning or end of each six month offering period. During the three month and six month periods ended March 31, 2006, 36 shares of common stock were purchased at an average price of $31.91 per share, as compared to 30 shares purchased at an average price of $25.32 during the three month and six month periods ended March 31, 2005.

9. DERIVATIVES

During the three month period ended December 31, 2005, we settled all of the five outstanding cross currency debt swap contracts used to hedge our foreign currency exposure because these instruments were getting close to maturity. The settlement of the cross currency debt swaps generated interest income of approximately $411 and a cumulative loss of $8,948 ($5,548 net of income tax) in the currency translation adjustment account in equity during the three month period ended December 31, 2005. At March 31, 2006, a total of $10,527 realized loss ($6,511 net of income tax), including the realized loss of $1,579 ($963 net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, was included in the currency translation adjustment account in equity. This realized loss will remain in the currency translation adjustment account in equity until we dispose of the net investments.

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

Below are the unaudited condensed consolidating balance sheets as of March 31, 2006 and September 30, 2005, statements of operations for the three month and six month periods ended March 31, 2006 and 2005, and statements of cash flows for the six months ended March 31, 2006 and 2005, of Sybron Dental Specialties, Inc. and its subsidiaries, reflecting the subsidiary guarantors of the Senior Subordinated Notes.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2006
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,028)	$(4,724)	$81,548	$—	$75,796
Accounts receivable, net	(8)	62,568	54,260	—	116,820
Inventories	—	62,879	33,613	(131)	96,361
Other current assets	13,268	11,032	2,414	—	26,714

Total current assets	12,232	131,755	171,835	(131)	315,691
Property, plant and equipment, net	9,892	32,250	44,403	—	86,545
Goodwill	—	193,046	97,023	—	290,069
Intangible assets, net	—	19,174	44,520	—	63,694
Investment in subsidiaries	948,343	—	—	(948,343)	—
Intercompany balances	—	185,872	123,025	(308,897)	—
Other assets	23,344	3,440	3,109	—	29,893

Total assets	$993,811	$565,537	$483,915	$(1,257,371)	$785,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$12,043	$6,832	$—	$19,497
Current portion of long-term debt	—	143	—	—	143
Income taxes payable	(4,356)	7,863	11,622	92	15,221
Accrued expenses and other current liabilities	15,755	21,460	21,468	—	58,683

Total current liabilities	12,021	41,509	39,922	92	93,544
Long-term debt	45,500	7,452	—	—	52,952
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	16,439	—	5,984	—	22,423
Other liabilities	14,566	382	5,860	—	20,808
Intercompany balances	309,120	—	—	(309,120)	—

Total liabilities	547,646	49,343	51,766	(309,028)	339,727
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	406	3,080	16,678	(19,758)	406
Additional paid-in capital	128,730	307,935	256,281	(564,216)	128,730
Retained earnings	298,055	188,794	140,954	(329,748)	298,055
Accumulated other comprehensive income	18,974	16,385	18,236	(34,621)	18,974

Total stockholders’ equity	446,165	516,194	432,149	(948,343)	446,165

Total liabilities and stockholders’ equity	$993,811	$565,537	$483,915	$(1,257,371)	$785,892

Condensed Consolidating Balance Sheets

	As of September 30, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,494)	$(2,154)	$62,220	$—	$58,572
Accounts receivable, net	(1)	59,412	53,089	—	112,500
Inventories	—	60,396	32,444	—	92,840
Other current assets	11,550	3,164	5,335	—	20,049

Total current assets	10,055	120,818	153,088	—	283,961
Property, plant and equipment, net	8,922	32,304	46,536	—	87,762
Goodwill	—	197,756	97,550	—	295,306
Intangible assets, net	—	15,553	35,329	—	50,882
Investment in subsidiaries	917,199	—	—	(917,199)	—
Intercompany balances	—	213,578	123,540	(337,118)	—
Other assets	21,857	7,930	2,720	—	32,507

Total assets	$958,033	$587,939	$458,763	$(1,254,317)	$750,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659	$11,040	$8,436	$—	$20,135
Current portion of long-term debt	51	682	—	—	733
Income taxes payable	8,727	(4,744)	7,839	—	11,822
Accrued expenses and other current liabilities	13,437	25,445	20,922	—	59,804

Total current liabilities	22,874	32,423	37,197	—	92,494
Long-term debt	7,200	53,899	—	—	61,099
Senior subordinated notes	150,000	—	—	—	150,000
Deferred income taxes	16,601	—	(196)	—	16,405
Other liabilities	22,087	345	5,835	—	28,267
Intercompany balances	337,118	—	—	(337,118)	—

Total liabilities	555,880	86,667	42,836	(337,118)	348,265
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	404	3,446	16,312	(19,758)	404
Additional paid-in capital	118,448	311,378	252,837	(564,215)	118,448
Retained earnings	264,841	170,656	127,855	(298,511)	264,841
Accumulated other comprehensive income	18,460	15,792	18,923	(34,715)	18,460

Total stockholders’ equity	402,153	501,272	415,927	(917,199)	402,153

Total liabilities and stockholders’ equity	$958,033	$587,939	$458,763	$(1,254,317)	$750,418

Condensed Consolidating Statements of Income

	For The Three Months Ended March 31, 2006
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$98,333	$85,822	$(1,369)	$182,786
Cost of sales	319	30,101	48,959	(1,238)	78,141

Gross profit	(319)	68,232	36,863	(131)	104,645
Selling, general and administrative expenses	13,665	34,303	22,198	—	70,166

Operating income (loss)	(13,984)	33,929	14,665	(131)	34,479
Other income (expense):
Interest expense, net	(3,358)	(908)	160	—	(4,106)
Amortization of deferred financing fees	—	(2,346)	—	—	(2,346)
Income from subsidiaries	19,966	—	—	(19,966)	—
Other, net	15,377	(13,231)	(1,920)	—	226

Income before income taxes	18,001	17,444	12,905	(20,097)	28,253
Income taxes	(473)	5,146	4,619	275	9,567

Net income	$18,474	$12,298	$8,286	$(20,372)	$18,686

	For The Three Months Ended March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$89,169	$77,286	$(1,399)	$165,056
Cost of sales	301	31,216	41,753	(1,399)	71,871

Gross profit	(301)	57,953	35,533	—	93,185
Selling, general and administrative expenses	9,012	31,497	19,745	—	60,254

Operating income (loss)	(9,313)	26,456	15,788	—	32,931
Other income (expense):
Interest expense, net	(3,497)	(1,113)	190	—	(4,420)
Amortization of deferred financing fees	—	(416)	—	—	(416)
Income from subsidiaries	19,438	—	—	(19,438)	—
Other, net	12,810	(10,544)	(1,776)	—	490

Income before income taxes	19,438	14,383	14,202	(19,438)	28,585
Income taxes	—	6,238	2,909	—	9,147

Net income	$19,438	$8,145	$11,293	$(19,438)	$19,438

Condensed Consolidating Statements of Income

	For The Six Months Ended March 31, 2006
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,815	$159,804	$(2,802)	$340,817
Cost of sales	597	57,767	90,489	(2,671)	146,182

Gross profit	(597)	126,048	69,315	(131)	194,635
Selling, general and administrative expenses	21,443	66,570	46,237	—	134,250

Operating income (loss)	(22,040)	59,478	23,078	(131)	60,385
Other income (expense):
Interest expense, net	(6,649)	(1,554)	240	—	(7,963)
Amortization of deferred financing fees	—	(2,759)	—	—	(2,759)
Income from subsidiaries	34,493	—	—	(34,493)	—
Other, net	26,725	(22,604)	(3,848)	—	273

Income before income taxes	32,529	32,561	19,470	(34,624)	49,936
Income taxes	(473)	11,981	5,122	92	16,722

Net income	$33,002	$20,580	$14,348	$(34,716)	$33,214

	For The Six Months Ended March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$167,459	$149,712	$(3,075)	$314,096
Cost of sales	594	56,592	81,433	(3,075)	135,544

Gross profit	(594)	110,867	68,279	—	178,552
Selling, general and administrative expenses	15,745	61,528	40,966	—	118,239

Operating income (loss)	(16,339)	49,339	27,313	—	60,313
Other income (expense):
Interest expense, net	(7,095)	(2,462)	320	—	(9,237)
Amortization of deferred financing fees	—	(831)	—	—	(831)
Income from subsidiaries	34,477	—	—	(34,477)	—
Other, net	23,434	(19,466)	(3,512)	—	456

Income before income taxes	34,477	26,580	24,121	(34,477)	50,701
Income taxes	—	11,019	5,205	—	16,224

Net income	$34,477	$15,561	$18,916	$(34,477)	$34,477

Condensed Consolidating Statements of Cash Flows

	For The Six Months Ended March 31, 2006
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by/(used in) operating activities	$(778)	$21,659	$28,712	$—	$49,593
Cash flows from investing activities:
Capital expenditures	(2,714)	(3,968)	(1,647)	—	(8,329)
Proceeds from sales of property, plant and equipment	—	—	7	—	7
Acquisition escrow deposit	—	—	(7,907)	—	(7,907)
Payments for intangibles	—	(358)	(28)	—	(386)

Net cash used in investing activities	(2,714)	(4,326)	(9,575)	—	(16,615)
Cash flows from financing activities:
Proceeds from credit facility	137,100	—	—	—	137,100
Principal payments on credit facility	(98,801)	(46,909)	—	—	(145,710)
Settlement of derivative instruments	(8,384)	—	—	—	(8,384)
Principal payments on long-term debt	(21)	(106)	—	—	(127)
Payment of deferred financing fees	(1,164)	—	—	—	(1,164)
Proceeds from exercise of stock options	1,984	—	—	—	1,984
Proceeds from employee stock purchase plan	1,149	—	—	—	1,149

Net cash provided by/(used in) financing activities	31,863	(47,015)	—	—	(15,152)
Effect of exchange rate changes on cash and cash equivalents	317	(229)	(690)	—	(602)
Net change in intercompany balances	(28,222)	27,341	881	—	—

Net increase/(decrease) in cash and cash equivalents	466	(2,570)	19,328	—	17,224
Cash and cash equivalents at beginning of period	(1,494)	(2,154)	62,220	—	58,572

Cash and cash equivalents at end of period	$(1,028)	$(4,724)	$81,548	$—	$75,796

Supplemental cash flow information:
Cash paid during the period for interest	$6,650	$2,082	$—	$—	$8,732

Cash paid during the period for income taxes	$7,476	$—	$4,764	$—	$12,240

	For The Six Months Ended March 31, 2005
	Sybron Dental Specialties	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by/(used in) operating activities	$(50,204)	$52,065	$34,566	$—	$36,427
Cash flows from investing activities:
Capital expenditures	(1,609)	(3,416)	(1,317)	—	(6,342)
Proceeds from sales of property, plant and equipment	—	373	565	—	938
Net payments for businesses acquired	—	—	(46,049)	—	(46,049)
Payments for intangibles	—	(849)	—	—	(849)

Net cash used in investing activities	(1,609)	(3,892)	(46,801)	—	(52,302)
Cash flows from financing activities:
Proceeds from credit facility	86,000	—	—	—	86,000
Principal payments on credit facility	(70,300)	(5,307)	—	—	(75,607)
Principal payments on long-term debt	(40)	(252)	—	—	(292)
Proceeds from exercise of stock options	10,254	—	—	—	10,254
Proceeds from employee stock purchase plan	771	—	—	—	771

Net cash provided by/(used in) financing activities	26,685	(5,559)	—	—	21,126
Effect of exchange rate changes on cash and cash equivalents	(1,507)	3,070	211	—	1,774
Net change in intercompany balances	19,142	(47,276)	28,134	—	—

Net increase/(decrease) in cash and cash equivalents	(7,493)	(1,592)	16,110	—	7,025
Cash and cash equivalents at beginning of period	7,402	(1,801)	35,001	—	40,602

Cash and cash equivalents at end of period	$(91)	$(3,393)	$51,111	$—	$47,627

Supplemental cash flow information:
Cash paid during the period for interest	$7,027	$2,565	$—	$—	$9,592

Cash paid during the period for income taxes	$8,274	$—	$5,293	$—	$13,567

11. SUBSEQUENT EVENTS

On April 12, 2006, we announced a definitive agreement to merge with a subsidiary of Danaher Corporation, a leading manufacturer of professional instrumentation, industrial technologies, and tools and components headquartered in Washington, D.C. The transaction is structured as a cash tender offer for $47.00 per share of our stock, for an aggregate price of approximately $2.0 billion, including transaction costs and net of cash acquired, to be followed by a second-step cash-out merger at the offer price. The transaction is expected to close in the quarter ended June 30, 2006, pending customary conditions, including tender of a majority of the outstanding shares into the offer, and the absence of a material adverse change with respect to SDS. There can be no assurance that the transaction will be consummated.

On April 1, 2006, Pinnacle Products, Inc., a subsidiary in our Professional Dental business segment, acquired the infection prevention product line of Dental Disposables International, Inc. (“DDI”) through an all-cash transaction with a purchase price of $7.9 million, which is subject to a final working capital adjustment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “SDS,” “we,” “us,” “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Sybron Dental Specialties, Inc. and its subsidiaries. Our fiscal year ends on September 30 and, accordingly, all references to quarters refer to our fiscal quarters. The quarters ended March 31, 2006 and 2005 refer to the second quarters of fiscal 2006 and 2005, respectively.

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

Second Quarter Fiscal 2006 Overview

In the second quarter of fiscal 2006, our net sales were $182.8 million, an increase of $17.7 million, or 10.7%, from net sales of $165.1 million in the second quarter of fiscal 2005. Our increase in net sales during the second quarter of fiscal 2006 was comprised of internal net sales growth of 12.4% and a 1.6% increase from sales associated with acquisitions made in the preceding twelve-month period, offset by a negative 3.3% impact from foreign currency exchange rates. We define internal net sales growth as total net sales excluding foreign currency fluctuations and including only the organic growth of acquisitions made in the preceding twelve months.

Internal net sales growth is not a measure included in generally accepted accounting principles in the United States of America (“GAAP”) and should not be considered a replacement for GAAP results. The following table reconciles reported net sales growth (the most comparable GAAP measure) to internal net sales growth (the non-GAAP measure) for the quarter ended March 31, 2006:

Reconciliation of Internal Net Sales Growth for the Quarter Ended March 31, 2006

(in millions)

	Professional Dental	Specialty Products	Total
Net sales growth	10.8%	10.6%	10.7%
Add: sales decrease due to currency	3.1%	3.7%	3.3%
Less: non-organic increase due to acquisitions made in the previous twelve months	0.0%	3.5%	1.6%

Internal net sales growth	13.9%	10.8%	12.4%

Less: impact of equipment sales on internal net sales growth	2.3%	-1.4%	0.5%

Internal net sales growth of consumable products	11.6%	12.2%	11.9%

Domestic and international sales by segment
Domestic	$55.1	$41.5	$96.6
International	42.0	44.2	86.2

Total sales	$97.1	$85.7	$182.8

Internal net sales growth
Foreign			13.6%
Domestic			11.3%
Total			12.4%

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

Internal net sales growth is a useful measure of our performance because it excludes items that: i) are not completely under management's control, such as the impact of foreign currency exchange; or ii) do not reflect our underlying growth, such as acquisitions. The limitation of this measure is that it excludes items that have an impact on our sales. This limitation is best addressed by using internal net sales growth in combination with the GAAP numbers.

Our internal net sales growth rate of 12.4% in the second quarter of fiscal 2006 was greater than the 5.1% internal net sales growth rate in the second quarter of fiscal 2005. In our Professional Dental segment, internal net sales growth was driven by sales of our infection prevention line of products; Demetron LED® II curing light; MaxCemTM, a self-adhesive cement; and our line of dental burs. In our Specialty Products segment, internal net sales growth was driven by sales of our Damon 3TM self-ligating bracket system, our Inspire IceTM line of aesthetic brackets, our titanium brackets and buccal tubes, and our nickel-titanium (“Ni-Ti”) endodontic files. A weaker euro versus the United States dollar was primarily responsible for currency exchange rates that decreased our net sales by approximately 3.3% from the second quarter of fiscal 2005.

Operating income in the second quarter of fiscal 2006 was $34.5 million, or 18.9% of net sales, compared to operating income of $32.9 million, or 20.0% of net sales, in the same period of the prior year.

Gross profit as a percent of net sales increased from 56.5% in the second quarter of fiscal 2005 to 57.3% in the second quarter of fiscal 2006. The increase in gross profit as a percent of net sales is primarily attributable to leveraging our fixed costs on higher volumes; a lower percentage of sales coming from some of our lower margin products; and increases in the average selling price of our products, which has resulted from our efforts to limit sales of our products on the gray market.

Gross profit as a percent of net sales also increased due to the addition of Oraltronics Dental Implant Technology GmbH (“Oraltronics”), the dental implant company that we acquired during the third quarter of fiscal 2005, which generates higher gross margins than our other lines of product. These factors were partially offset by unfavorable foreign currency exchange rates, which decreased gross margin by 70 basis points when compared to the second quarter of fiscal 2005 and the absence of accounting errors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which positively impacted gross profit during the second quarter of fiscal 2005.

Selling, general and administrative expenses as a percent of net sales increased from 36.5% in the second quarter of fiscal 2005 to 38.4% in the second quarter of fiscal 2006. This increase was driven by our application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which resulted in a $3.6 million increase in selling, general and administrative expenses, including a charge of $1.1 million related to the stock compensation expense for options granted to members of our Board of Directors. The options granted to our directors vest immediately, which results in the fair value of the expense being recognized at the time of the grant. This expense will not recur in the last two quarters of fiscal 2006. Selling, general and administrative expenses also increased due to a $1.0 million charitable contribution that we committed to pay over the next five years, as well as the addition of Oraltronics, which has higher selling, general and administrative expenses as a percent of revenue than our other non-dental implant businesses. These factors were offset by continued progress in controlling our operating expenses, and the absence of certain corporate charges that we incurred in the second quarter of fiscal 2005 that related to the write-down of fixed assets and the retirement of our former Chief Financial Officer.

Our net interest expense in the second quarter of fiscal 2006 was $4.1 million compared to net interest expense of $4.4 million in the comparable prior year period. During the quarter, we entered into a new credit facility, which provides us with expanded borrowing capacity, reduced borrowing costs, and less restrictive covenants.

We refinanced our credit facility during the second quarter of fiscal 2006. As a result of the refinancing, $1.9 million of the existing unamortized deferred financing fees were immediately expensed. The remaining $1.7 million of unamortized deferred financing fees, plus $1.1 million financing fees incurred related to the new credit facility, will be amortized over the term of the new credit facility. Refer to “Liquidity and Capital Resources” below for information regarding the new credit facility.

Taxes on income in the second quarter of fiscal 2006 were $9.6 million, or 33.9% of income before taxes, an increase of $0.5 million from the second quarter of fiscal 2005 when taxes on income were $9.1 million, or 32.0% of income before taxes.

Merger Announcement

On April 12, 2006, we announced a definitive agreement to merge with a subsidiary of Danaher Corporation (“Danaher”), a leading manufacturer of professional instrumentation, industrial technologies, and tools and components headquartered in Washington, D.C. The transaction is structured as a cash tender offer for $47.00 per share of our stock, for an aggregate price of approximately $2.0 billion, including transaction costs and net of cash acquired, to be followed by a second-step cash-out merger at the offer price. The transaction is expected to close in the quarter ended June 30, 2006, pending customary conditions, including tender of a majority of the outstanding shares into the offer, and the absence of a material adverse change with respect to SDS. There can be no assurance that the transaction will be consummated.

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

Net Sales

	Fiscal 2006	Fiscal 2005
	(in thousands)
Professional Dental	$97,060	$87,567
Specialty Products	85,726	77,489

Total Net Sales	$182,786	$165,056

Overall Company. Net sales for the quarter ended March 31, 2006 increased by $17.7 million, or 10.7%, from the corresponding fiscal 2005 quarter.

Professional Dental. For the second quarter of fiscal 2006, net sales in the Professional Dental segment increased $9.5 million or 10.8% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 13.9%, offset by a negative impact from foreign currency exchange rates of 3.1%. The Professional Dental segment’s internal net sales growth rate improved from 2.8% in the second quarter of fiscal 2005. In the second quarter of fiscal 2006, internal net sales growth of consumable products was 11.6%, versus 4.7% in the second quarter of fiscal 2005. Domestic internal net sales growth was 11.9% in the second quarter of fiscal 2006, compared to 11.4% in the same period of the prior year. Internal net sales growth in the segment’s international markets in the second quarter of fiscal 2006 was 16.4% compared to a decrease of 7.0% in the second quarter of fiscal 2005. The increase in internal net sales growth in international markets is partially attributable to our decision in the first and second quarters of fiscal 2005 to stop selling to certain distributors who were selling our products on the gray market and our decision to raise prices in certain countries where prices were substantially below our worldwide averages.

The overall net sales growth of the Professional Dental segment is primarily attributable to an increase in the net sales of its infection prevention line of products; MaxCem, a self-adhesive cement; our line of dental burs; and AlgiNot, a replacement for alginate impression material. Also contributing to the overall net sales growth of the Professional Dental segment was an increase in net sales of non-consumable products such as the Demetron LED II curing light and the new portable Orascoptic LED light source which the segment launched during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. These products have a life span of four to five years and generate less recurring sales than consumable products.

Specialty Products. During the second quarter of fiscal 2006, net sales in the Specialty Products segment increased $8.2 million or 10.6% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 10.8% and sales from acquired companies of 3.5%, offset by a negative impact from foreign currency exchange rates of 3.7%. The products that significantly contributed to the increase in net sales for the Specialty Product segment include the family of Damon products, the Inspire Ice line of brackets, titanium brackets and buccal tubes, and nickel-titanium (“Ni-Ti”) endodontic files. Based on information available to us, we believe that unit growth in the orthodontic bracket market is flat to slightly down, while revenue growth is being driven by a shift to a higher mix of premium products. During the second quarter of fiscal 2006 we believe that we continued to capture a greater share of the market’s total revenue. We plan to continue to focus our selling efforts on the Damon self-ligating bracket system, our Inspire Ice line of brackets, our titanium brackets and buccal tubes, dental implant products and Ni-Ti endodontic files, as we believe these product lines have the greatest potential for increasing the sales of our Specialty Products segment over the next twelve months.

Gross Profit

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$54,075	55.7%	$49,465	56.5%
Specialty Products	50,570	59.0%	43,720	56.4%

Total Gross Profit	$104,645	57.3%	$93,185	56.5%

Overall Company. Gross profit for the quarter ended March 31, 2006 increased by $11.5 million or 12.3% from the corresponding fiscal 2005 quarter.

Professional Dental. During the second quarter of fiscal 2006, gross profit as a percent of net sales in the Professional Dental segment was 55.7% versus 56.5% during the same period of the prior year. As noted in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, there were a number of accounting errors related to prior periods. These errors positively impacted gross profit by approximately $1.5 million in the second quarter of fiscal 2005. The decline in gross profit as a percent of net sales in the Professional Dental segment resulted from the absence of these accounting errors and unfavorable changes in currency exchange rates, which lowered gross profit as a percent of net sales by approximately 20 basis points. The impact of currency was partially offset by savings realized from the consolidation of our Demetron and Orascoptic manufacturing facilities which was completed in the fourth quarter of fiscal 2005, continued improvements in our manufacturing processes and purchasing, and price increases related to our efforts to limit gray market sales of our products.

Specialty Products. During the second quarter of fiscal 2006, gross profit as a percent of net sales in the Specialty Products segment was 59.0% versus 56.4% in the same period of the prior year. Gross profit as a percent of net sales at the Specialty Products segment increased due to the leveraging of fixed costs on higher volumes and a lower percentage of sales coming from some of our lower margin products. Gross profit as a percent of net sales also increased due to the addition of Oraltronics Dental Implant Technology GmbH (“Oraltronics”), the dental implant company that we acquired during the third quarter of fiscal 2005, which generates higher gross margins than our other lines of product. These factors were partially offset by unfavorable changes in currency exchange rates, which lowered gross profit as a percent of net sales by approximately 120 basis points.

Selling, General and Administrative Expenses

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$34,208	35.2%	$30,686	35.0%
Specialty Products	35,958	41.9%	29,568	38.2%

Total Selling, General and Administrative Expenses	$70,166	38.4%	$60,254	36.5%

Overall Company. Selling, general and administrative expenses for the quarter ended March 31, 2006 increased by $9.9 million or 16.5% from the corresponding fiscal 2005 quarter. All corporate general and administrative expenses are allocated to our business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. During the second quarter of fiscal 2006, selling, general and administrative expenses in the Professional Dental segment increased $3.5 million or 11.5% from the second quarter of fiscal 2005. As a percent of net sales, selling, general and administrative expenses in the Professional Dental segment increased to 35.2% of net sales in the second quarter of 2006 from 35.0% in the same period of fiscal 2005. The increase in selling, general and administrative expenses as a percent of net sales was primarily attributable to the recognition of stock compensation expense, which was recognized during the quarter in accordance with SFAS No. 123R, and our charitable contribution. The effect of these factors was partially offset by the absence of certain corporate charges that we incurred in the second quarter of fiscal 2005 and our continued efforts to control operating expenses.

Specialty Products. During the second quarter of fiscal 2006, selling, general and administrative expenses in the Specialty Products Segment increased $6.4 million or 21.6% from the second quarter of fiscal 2005. Selling, general and administrative expenses increased as a percent of sales increased due to the acquisition of Oraltronics, which has higher selling, general and administrative expenses as a percent of revenue than our other non-dental implant businesses, our application of SFAS No. 123R, and our charitable contribution. These charges were partially offset by the absence of certain corporate charges that we incurred in the second quarter of fiscal 2005 as well as reductions in advertising and promotion expenses. We expect that as sales increase at our dental implant businesses we will be able to continue to leverage fixed selling, general and administrative expenses and that these expenses will decrease as a percent of sales.

Operating Income

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$19,867	20.5%	$18,779	21.4%
Specialty Products	14,612	17.0%	14,152	18.3%

Total Operating Income	$34,479	18.9%	$32,931	20.0%

As a result of the foregoing, operating income for the quarter ended March 31, 2006 increased by $1.5 million or 4.7% from operating income in the corresponding quarter of fiscal 2005 and decreased as a percent of net sales by 110 basis points.

Operating income as a percent of net sales was negatively impacted by:

•	the application of SFAS No. 123R, which reduced operating income as a percent of net sales by 200 basis points;

•	unfavorable currency exchange rates, which reduced operating income as percent of net sales by 130 basis points compared to the second quarter of fiscal 2005.

Interest Expense, Net

Net interest expense was $4.1 million in the second quarter of fiscal 2006, a decrease of $0.3 million from the corresponding 2005 period. The decrease in net interest expense resulted from the reduction of our average debt balances from $237.9 million in the second quarter of fiscal 2005 to $200.0 million in the second quarter of fiscal 2006. We expect interest expense to continue to decline in fiscal 2006 due to a lower interest rate on our new credit facility and our plan to continue to pay down debt. Debt is expected to decline throughout fiscal 2006 unless we make any significant acquisitions.

Our average interest rate on our debt increased from 7.9% in the second quarter of fiscal 2005 to 8.7% in the second quarter of fiscal 2006. The debt repaid throughout fiscal 2005 and the second quarter of fiscal 2006 was adjustable rate debt with a lower interest rate than the remaining debt. We expect the average interest rate on our debt to increase slightly during the remainder of fiscal 2006 due to the continued repayment of our adjustable rate debt and the absence of our cross currency debt swaps, which have traditionally lowered our average interest rate.

Income Taxes

Taxes on income in the second quarter of fiscal 2006 were $9.6 million, or 33.9% of income before taxes, an increase of $0.5 million from the second quarter of fiscal 2005 when taxes on income were $9.1 million, or 32.0% of income before taxes. The increase in our effective tax rate was primarily driven by a greater percentage of our taxable income being generated in higher tax rate jurisdictions, nondeductible foreign stock-based compensation, and discrete adjustments. The effective tax rate during the second quarter of fiscal 2006, excluding discrete adjustments, was determined to be at 33.1%. These discrete adjustments related to the reversal of a tax contingency reserve and an adjustment of deferred tax liabilities, which netted to a $0.2 million negative impact. The quarterly rate, excluding discrete adjustments, is calculated by taking income taxes reported for the second quarter of fiscal 2006 of $9.6 million, subtracting discrete items of $0.2 million and then dividing the remainder by our second quarter of fiscal 2006 reported income before taxes of $28.3 million. We expect the annual effective tax rate, including any potential discrete adjustments, to be approximately 33% to 35%. Discrete adjustments could include the reversal of tax contingency reserves due to the expiration of statutory limitations as well as certain foreign tax exposures. Further, we are evaluating the amount of foreign earnings to repatriate under the American Jobs Creation Act of 2004 (the “Act”), which allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25%. Our current analysis indicates that between $10.0 million and $60.0 million may be eligible for repatriation with a potential tax effect between $2.0 million and $5.0 million. This expense is not included in our estimate of our annual effective tax rate. We expect to be in a position to finalize our assessment later this year.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Net Sales

	Fiscal 2006	Fiscal 2005
	(in thousands)
Professional Dental	$176,244	$163,454
Specialty Products	164,573	150,642

Total Net Sales	$340,817	$314,096

Overall Company. Net sales for the six months ended March 31, 2006 increased by $26.7 million, or 8.5%, from the corresponding fiscal 2005 period.

Professional Dental. During the first six months of fiscal 2006, net sales in the Professional Dental segment increased $12.8 million or 7.8% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 10.6%, offset by a negative impact from foreign currency exchange rates of 2.8%. The Professional Dental segment’s internal net sales growth rate improved from 3.0% in the first six months of fiscal 2005. In the first six months of fiscal 2006, internal net sales growth of consumable products was 8.8%, versus 5.4% in the first six months of fiscal 2005. Domestic internal net sales growth was 8.2% in the first six months of fiscal 2006, compared to 9.7% in the same period of the prior year. Internal net sales growth in the segment’s international markets in the first six months of fiscal 2006 was 13.7% compared to a decrease of 5.0% in the first six months of fiscal 2005. The increase in internal net sales growth in international markets is primarily attributable to our decision in the first and second quarters of fiscal 2005 to stop selling to distributors who were selling our products on the gray market and our decision to raise prices in certain countries where prices were substantially below the worldwide averages.

The overall net sales growth of the Professional Dental segment is primarily attributable to an increase in the net sales of its infection prevention line of products; MaxCem, a self-adhesive cement; and our line of dental burs. Also contributing to the overall net sales growth of the Professional Dental segment was an increase in net sales of non-consumable products such as the Demetron LED II curing light and the new portable Orascoptic LED light source which the segment launched during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, respectively. These products have a life span of four to five years and generate less recurring sales than consumable products.

Specialty Products During the first six months of fiscal 2006, net sales in the Specialty Products segment increased $13.9 million or 9.2% over the same period of the prior year. The increase in net sales was comprised of internal net sales growth of 8.8%, and sales from acquired companies of 3.8%, offset by a negative impact from foreign currency exchange rates of 3.4%. The products that significantly contributed to the increase in net sales for the Specialty Product segment include the family of Damon products, our Inspire Ice line of brackets, our titanium brackets and buccal tubes and nickel-titanium (“Ni-Ti”) endodontic files. Based on information available to us, we believe that unit growth in the orthodontic bracket market is flat to slightly down, while revenue growth is being driven by a shift to a higher mix of premium products. During the first six months of fiscal 2006 we believe that we continued to capture a greater share of the market’s total revenue. We plan to continue to focus our selling efforts on the Damon self-ligating bracket system, Inspire Ice line of brackets, titanium brackets and buccal tubes, dental implant products and Ni-Ti endodontic files, as we believe these product lines have the greatest potential for increasing the sales of our Specialty Products segment over the next twelve months.

Internal net sales growth is a non-GAAP measure and should not be considered a replacement for GAAP results. The following table reconciles reported net sales growth (the most comparable GAAP measure) to internal net sales growth (the non-GAAP measure) for the six months ended March 31, 2006:

Reconciliation of Internal Net Sales Growth for the Six Months Ended March 31, 2006

(in millions)

	Professional Dental	Specialty Products	Total
Net sales growth	7.8%	9.2%	8.5%
Add: sales decrease due to currency	2.8%	3.4%	3.1%
Less: non-organic increase due to acquisitions made in the previous twelve months	0.0%	3.8%	1.9%

Internal net sales growth	10.6%	8.8%	9.7%

Less: impact of equipment sales on internal net sales growth	1.8%	-1.5%	0.2%

Internal net sales growth of consumable products	8.8%	10.3%	9.5%

Domestic and international sales by segment
Domestic	$101.4	$77.6	$179.0
International	74.8	87.0	161.8

Total sales	$176.2	$164.6	$340.8

Internal net sales growth
Foreign			10.7%
Domestic			8.8%
Total			9.7%

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

Internal net sales growth is a useful measure of our performance because it excludes items that: i) are not completely under management's control, such as the impact of foreign currency exchange; or ii) do not reflect our underlying growth, such as acquisitions. The limitation of this measure is that it excludes items that have an impact on our sales. This limitation is best addressed by using internal net sales growth in combination with the GAAP numbers.

Gross Profit

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$97,238	55.2%	$91,023	55.7%
Specialty Products	97,397	59.2%	87,529	58.1%

Total Gross Profit	$194,635	57.1%	$178,552	56.8%

Overall Company. Gross profit for the first six months ended March 31, 2006 increased by $16.1 million or 9.0% from the corresponding fiscal 2005 quarter.

Professional Dental. During the first six months of fiscal 2006, gross profit as a percent of net sales in the Professional Dental segment was 55.2% versus 55.7% during the same period of the prior year. As noted in our Quarterly Report for the third quarter of fiscal 2005, there were a number of accounting errors related to prior periods. These errors positively impacted gross profit by approximately $1.5 million in the second quarter of fiscal 2005. The decline in gross profit as a percent of net sales in the Professional Dental segment resulted from the absence of these accounting errors and unfavorable changes in currency exchange rates, which lowered gross profit as a percent of net sales by approximately 30 basis points. The impact of currency was partially offset by savings realized from the consolidation of our Demetron and Orascoptic manufacturing facilities which was completed in the fourth quarter of fiscal 2005, continued improvements in our manufacturing processes and purchasing, and price increases related to our efforts to limit gray market sales of our products.

Specialty Products. During the first six months of fiscal 2006, gross profit as a percent of net sales in the Specialty Products segment was 59.2% versus 58.1% in the same period of the prior year. Gross profit as a percent of net sales at the Specialty Products segment increased due the leveraging of fixed costs on higher volumes and a lower percentage of sales coming from some of our lower margin products. Gross profit as a percent of net sales also increased due to the addition of Oraltronics Dental Implant Technology GmbH (“Oraltronics”), the dental implant company that we acquired during the third quarter of fiscal 2005, which generates higher gross margins than our other lines of product. These factors were partially offset by unfavorable changes in currency exchange rates, which lowered gross profit as a percent of net sales by approximately 110 basis points.

Selling, General and Administrative Expenses

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$65,574	37.2%	$60,672	37.1%
Specialty Products	68,676	41.7%	57,567	38.2%

Total Selling, General and Administrative Expenses	$134,250	39.4%	$118,239	37.6%

Overall Company. Selling, general and administrative expenses for the first six months of fiscal 2006 increased by $16.0 million or 13.5% from the same period of the prior year. All corporate general and administrative expenses are allocated to our business segments in proportion to each segment’s net sales, regardless of the extent to which a particular expense may relate to one segment or the other.

Professional Dental. During the first six months of fiscal 2006, selling, general and administrative expenses in the Professional Dental segment increased $4.9 million or 8.1% from the same period of the prior year. As a percent of net sales, selling, general and administrative expenses in the Professional Dental segment increased to 37.2% of net sales from 37.1% in the same period of fiscal 2005. The increase in selling, general and administrative expenses as a percent of net sales was primarily attributable to the recognition of stock compensation expense, which was recognized in accordance with SFAS No. 123R; a $1.8 million non-cash amortization charge that resulted from the correction of the purchase price allocation for two acquisitions made in prior years; and our charitable contribution made during the second quarter. These factors were partially offset by a decrease in promotional expenses and other cost control initiatives as well as the absence of certain corporate charges that we incurred in the second quarter of fiscal 2005, which related to the write-down of fixed assets and the retirement of our former Chief Financial Officer. The $1.8 million charge is the aggregate amortization that should have been recorded since the date of the acquisitions. The $1.8 million charge recorded during the first six months of fiscal

2006 includes approximately $1.6 million related to prior periods and approximately $0.2 million related to the current fiscal year.

Specialty Products. During the first six months of fiscal 2006, selling, general and administrative expenses in the Specialty Products Segment increased $11.1 million or 19.3% from the same period of the prior year. As a percent of net sales, selling, general and administrative expenses in the Specialty Products segment increased to 41.7% of net sales from 38.2% in the same period of fiscal 2005. The increase in selling, general and administrative expenses as a percent of net sales was due to the acquisition of Oraltronics, which has higher selling, general and administrative expenses as a percent of revenue than our other non-dental implant businesses. We expect that as sales increase at our dental implant businesses we will be able to continue to leverage fixed selling, general and administrative expenses and that these expenses will decrease as a percent of sales. Selling, general and administrative expenses also increased as percentage of sales due to our adoption of SFAS No. 123R during the first quarter of fiscal 2006, our charitable contribution, and $0.5 million of additional non-cash amortization related to finalizing the purchase price accounting for Innova LifeSciences, which was acquired in October 2005. As a result of finalizing the purchase price accounting for Innova LifeSciences, we expect quarterly intangible amortization expense to be approximately $0.1 million higher than historical amounts. These factors were partially offset by reductions in advertising and promotion expense, decreased incentive compensation expenses, and the absence of certain corporate charges that we incurred in the second quarter of fiscal 2005, which related to the write-down of fixed assets and the retirement of our former Chief Financial Officer.

Operating Income

	Fiscal 2006	Percent of Net Sales	Fiscal 2005	Percent of Net Sales
	(in thousands, except percentages)
Professional Dental	$31,664	18.0%	$30,351	18.6%
Specialty Products	28,721	17.5%	29,962	19.9%

Total Operating Income	$60,385	17.7%	$60,313	19.2%

As a result of the foregoing, operating income during the first six months of fiscal 2006 increased by $0.1 million or 0.1% from operating income in the same period of the prior year and decreased as a percent of net sales by 150 basis points.

Operating income as a percent of net sales was negatively impacted by:

•	the application of SFAS No. 123R, which reduced operating income as a percent of net sales by 180 basis points;

•	the cumulative amortization charge during the six months ended March 31, 2005, which reduced operating income as a percent of net sales by 80 basis points; and

•	unfavorable currency exchange rates, which reduced operating income as percent of net sales by 120 basis points compared to the first six months of fiscal 2005.

Interest Expense, Net

Net interest expense was $8.0 million during the first six months of fiscal 2006, a decrease of $1.3 million from the corresponding 2005 period. The decrease in net interest expense resulted from the reduction of our average debt balances from $243.5 million during the first six months of fiscal 2005 to $204.3 million during the first six months of fiscal 2006 and the settlement of cross currency debt swaps during the first quarter of fiscal 2006. The settlement of the cross currency debt swaps generated interest income of approximately $0.4 million. We expect interest expense to continue to decline in fiscal 2006 due to a lower interest rate on our new credit facility and our plan to continue to pay down debt. Debt is expected to decline throughout fiscal 2006 unless we make any significant acquisitions.

Our average interest rate on our debt increased from 7.8% during the first six months of fiscal 2005 to 8.5% in the first six months of fiscal 2006. The debt repaid throughout fiscal 2005 and the first six months of fiscal 2006 was adjustable rate debt with a lower interest rate than the remaining debt. We expect the average interest rate on our debt to increase slightly during the remainder of fiscal 2006 due to the continued repayment of our adjustable rate debt and the absence of our cross currency debt swaps, which have traditionally lowered our average interest rate.

Income Taxes

Taxes on income during the first six months of fiscal 2006 were $16.7 million, or 33.5% of income before taxes, an increase of $0.5 million from the same period in fiscal 2005 when taxes on income were $16.2 million, or 32.0% of income before taxes. The increase in our effective tax rate was primarily driven by a greater percentage of our taxable income being generated in higher tax rate jurisdictions, nondeductible foreign stock-based compensation, and discrete adjustments. The effective tax rate during the first six months of fiscal 2006, excluding discrete adjustments, was determined to be at 33.1%. These discrete adjustments related to the reversal of a tax contingency reserve and an adjustment of deferred tax liabilities, which netted to a $0.2 million negative impact. The first six months of fiscal 2006 rate, excluding discrete adjustments, is calculated by taking income taxes reported for the first six months of fiscal 2006 of $16.7 million, subtracting discrete items of $0.2 million and then dividing the remainder by our first six months of fiscal 2006 reported income before taxes of $49.9 million. We expect the annual effective tax rate, including any potential discrete adjustments, to be approximately 33% to 35%. Discrete adjustments could include the reversal of tax contingency reserves due to the expiration of statutory limitations as well as certain foreign tax exposures. Further, we are evaluating the amount of foreign earnings to repatriate under the American Jobs Creation Act of 2004 (the “Act”), which allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25%. Our current analysis indicates that between $10.0 million and $60.0 million may be eligible for repatriation with a potential tax effect between $2.0 million and $5.0 million. This expense is not included in our estimate of our annual effective tax rate. We expect to be in a position to finalize our assessment later this year.

Critical Accounting Estimates Update

Refer to our Annual Report on Form 10-K for the year ended September 30, 2005 for a discussion of critical accounting estimates. During the six months ended March 31, 2006, there was one material change to our critical accounting estimates, as described below.

Stock-Based Compensation. We grant options to purchase common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of each six-month offering period under our Employee Stock Purchase Plan (“ESPP”). The benefits provided under these plans are stock-based payments subject to the provisions of SFAS No. 123R. Effective October 1, 2005, we use the fair value method to apply the provisions of SFAS No. 123R with a modified prospective method of adoption. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or canceled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects for the three month and six month periods ended March 31, 2006, was $2.5 million and $4.2 million, respectively. As of March 31, 2006, there was $48.3 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the stock option plans and ESPP. That cost is expected to be recognized net of related tax effects over a weighted average period of 4.1 years less any stock options forfeited prior to vesting.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated by operating activities, existing cash and, to a lesser extent, borrowings under our credit facility.

Working capital increased from $191.5 million at September 30, 2005 to $222.1 million at March 31, 2006. The current ratio increased from 3.1 at September 30, 2005 to 3.4 at March 31, 2006. Cash increased from $58.6 million at September 30, 2005 to $75.8 million at March 31, 2006, an increase of $17.2 million. The increase in cash was primarily at our offshore entities. For the six months ended March 31, 2006, net cash provided by operating activities was $49.6 million, offset by net cash used in investing activities of $16.6 million and net cash used by financing activities of $15.2 million.

Cash provided by operations was $49.6 million for the six months ended March 31, 2006 and $36.4 million for the six months ended March 31, 2005, an increase of $13.2 million. The increase in net cash provided by operations was due to increases in net income, excluding amortization of intangible assets and deferred financing fees as well as depreciation, changes in income taxes payable, and a lower increase in inventory balances, offset by an increase in accounts receivable, a decrease in accrued payroll and employee benefits. Days sales outstanding decreased from 54.5 at September 30, 2005, to 53.5 at March 31, 2006. Inventory days on hand increased from 118 as of September 30, 2005 to 121 as of March 31, 2006.

Capital expenditures for property, plant and equipment were $8.3 million and $6.3 million for the six months ended March 31, 2006 and 2005, respectively. We expect capital expenditures for fiscal 2006 to be between $23.0 and $26.0 million.

Net cash used in financing activities for the six months ended March 31, 2006 was $15.2 million, as compared to net cash provided by financing activities of $21.1 million for the same period in fiscal 2005. Net debt repayments were $8.6 million, and $8.4 million of cash was used to settle derivative instruments; which was offset by cash received from the exercise of stock options and the Employee Stock Purchase Plan of $3.1 million in the six months ended March 31, 2006. We had net debt proceeds in the six months ended March 31, 2005 of $10.4 million, which was primarily used to fund the purchase of Innova LifeSciences, and cash received from the exercise of stock options and the Employee Stock Purchase Plan of $11.0 million.

On March 23, 2006, we entered into a new credit facility (the “Credit Facility”) and terminated our former revolving credit facility, as amended, that was scheduled to mature on June 6, 2007. The Credit Facility provides for a five year $250 million revolving credit facility, (the “Domestic Revolver”) for use by Sybron Dental Specialties, Inc., Kerr Corporation, Ormco Corporation and Pinnacle Products, Inc. (the “Domestic Borrowers”). As a sub limit of the Domestic Revolver, the Credit Facility has a five-year $100.0 million revolving credit facility (the “Off-Shore Revolver”) for use by our Swiss subsidiary, Hawe Neos Holding S.A. (“Hawe Neos”). The Off-Shore Revolver borrowings can be made in euros, Swiss francs, Canadian dollars, Australian dollars or Japanese yen. The Credit Facility also provides for an incremental facility of $400 million for acquisitions and general corporate use, subject to lender approval. As part of the refinancing of our Credit Facility, $1.9 million of the existing unamortized deferred financing fees were immediately expensed. The remaining $1.7 million of unamortized deferred financing fees, plus $1.1 million of financing fees incurred related to the new Credit Facility, will be amortized over the term of the new Credit Facility. As of March 31, 2006, $199.9 million of the $250.0 million revolving credit facility was available for borrowing.

The Domestic Revolver bears interest, at our option, at a per annum rate equal to either (a) the LIBOR rate, plus between 50 and 125 basis points, or (b) the Base rate, plus between zero and 25 basis points, in each case as determined on a quarterly basis according to a leverage-based pricing grid with leverage ratios from 0x to 3.0x. The per annum interest rate as of March 31, 2006 was LIBOR, plus 62.5 basis points. The annual commitment fee on the unused portion of the Domestic Revolver will vary from 0.125% to 0.25% based on the quarterly leverage ratio. As of March 31, 2006, the amount outstanding on the Domestic Revolver was $45.5 million and the amount available was $199.9 million. The interest rate as of March 31, 2006 on the Domestic Revolver was 6.20%. The Domestic Revolver also provides for the issuance of standby letters of credit and commercial letters of credit as required in the ordinary course of business. As of March 31, 2006, a total of $4.6 million in letters of credit was issued. The Credit Facility may be prepaid at any time without penalty except for LIBOR and Euro-LIBOR breakage costs.

The Off-Shore Revolver bears interest margins identical to the LIBOR margins of the Domestic Revolver. The annual commitment fee on the unused portion of the Off-Shore Revolver varies from 0.125% to 0.25% based on the quarterly leverage ratio. As of March 31, 2006, there was no outstanding balance under the Off-Shore Revolver, and the amount available was $100.0 million, which is included as part of the $199.9 million available credit under the Domestic Revolver.

The Credit Facility contains certain covenants, including, without limitation, restrictions on: (i) debt and liens, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) transactions with affiliates, (v) capital expenditures, (vi) restricted payments, including repurchase or redemptions of the Senior Subordinated Notes, (vii) repurchase or redemption of stock from or to payment of cash dividends to our stockholders, (viii) contingent obligations, and (ix) loans and investments. The Credit Facility also has certain financial covenants, including, maximum leverage ratios and minimum interest coverage ratios.

The Credit Facility is jointly and severally guaranteed by each of our present and future direct and indirect wholly-owned domestic subsidiaries of the Domestic Borrowers, and is secured by the capital stock of each domestic subsidiary, except Attachments International Inc. In addition, the Credit Facility is secured by 65% of the capital stock of Sybron Canada Limited Partner Company. The Off-Shore Revolver is also guaranteed by certain foreign subsidiaries and is secured by a pledge of 100% of the capital stock of certain foreign subsidiaries and our Swiss subsidiary Hawe Neos, and 35% of the capital stock of Sybron Canada Limited Partner Company.

Our ability to meet our debt service requirements and to comply with our debt covenants is dependent upon our future performance, which is subject to financial, economic, competitive and other factors affecting us, many of which are beyond our control. We are not aware of any violations of these covenants as of March 31, 2006, nor do we anticipate any violations in light of current business conditions.

We believe that loans available under our revolving credit facility, as well as currently available cash and short term investments, will be sufficient to meet our long-term and short-term working capital needs, as well as our commitments for capital expenditures and business development needs for the next twelve months and the foreseeable future.

New Accounting Pronouncements

There are no recently issued accounting standards that are reasonably likely to materially affect our consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

On March 23, 2006, we and certain of our subsidiaries entered into a new credit facility and terminated our former revolving credit facility, as amended, that was scheduled to mature on June 6, 2007. Refer to “Liquidity and Capital Resources” above for information regarding the new credit facility.

There have been no other material changes to our contractual obligations outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Cautionary Factors

This report contains, and other disclosures that we make from time to time may contain, forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “goal,” “objective,” “outlook,” “could,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology signify forward-looking statements. You should read statements that contain these words carefully because they discuss our future expectations; contain projections of our future results of operations or our financial conditions; or state other forward-looking information.

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

In the United States, the Professional Dental segment’s 162 hourly employees at the Romulus, Michigan facility are members of the United Auto Workers Union. Our current labor contracts relating to that facility will expire on January 31, 2008. A work stoppage could adversely affect our ability to manufacture and ship products.

We have implemented, and will continue to implement, various cost-savings initiatives that may not achieve the anticipated results.

We have implemented programs designed to reduce our selling, general and administrative costs as a percentage of our net sales. We also expect that we will continue to identify opportunities for operational efficiencies and implement programs designed to achieve these efficiencies. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

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

Our business strategy includes continued growth through strategic acquisitions, which depends upon the availability of suitable acquisition candidates at reasonable prices and our ability to quickly resolve transitional challenges. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results. These challenges include integration of product lines, sales forces and manufacturing facilities and decisions regarding divestitures, cost reductions, and realizing other synergies. Also, these challenges involve risks of employee turnover, disruption in product cycles and the loss of sales momentum. We cannot be certain that we will successfully manage them in the future. Also, the indenture for the Senior Subordinated Notes limits our ability to consummate acquisitions by imposing various conditions which must be satisfied.

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

On October 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual test if an event occurs that would more likely than not reduce the fair value of the asset below its carrying amount. As of March 31, 2006, goodwill and other intangible assets with indefinite lives represented approximately 39.8% of our total assets. If during the testing an impairment is determined, our financial results for the relevant period will be reduced by the amount of the impairment, net of income tax effects, if any.

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

In addition, our largest customers in the Professional Dental segment also compete with us by selling their branded version of products we sell to them. Our business could be adversely affected in the short term if any of our large customers abruptly discontinues selling those products we make that compete with their branded version.

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

Our indebtedness could adversely affect our financial condition.

We presently have, and will continue to have, indebtedness which requires significant interest payments. As of March 31, 2006, we had $203.1 million in total long-term borrowings (including current portion) and $446.2 million in stockholders’ equity. In addition, subject to restrictions in the indenture for our Senior Subordinated Notes and our Credit Facility, we may incur additional indebtedness.

Our level of indebtedness could have important consequences, which include the following:

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

For fiscal year 2006, our projected total foreign currency exposure is estimated to be approximately 73.1 million euros, 916.8 million Japanese yen, 18.1 million Swiss francs, 1.2 million British pounds, 70.0 million Mexican pesos, 32.7 million Canadian dollars, 49.9 million Czech koruna, and 18.1 million Australian dollars. We have put in place a strategy to manage our forecasted euro, Swiss franc, Japanese yen, and Australian dollar denominated intercompany cash flow exposures through the use of zero cost collar contracts. There were no such contracts in place for the Canadian dollar, British pound, Mexican peso, and Czech koruna at March 31, 2006.

At March 31, 2006, an unrealized gain of $1.0 million (net of income tax), representing the fair value of the zero cost collars, is included in accumulated other comprehensive income. In addition, none of the foreign currency cash flow hedges have been discontinued.

Zero cost collar contracts in place as of March 31, 2006 are as follows (in thousands, except rates):

Currency	Trade Date	Effective	Maturity	Local Currency Amount	Floor Rate	Ceiling Rate
Euro	3/18/2005	4/17/2006	6/15/2006	9,000	1.3300	1.3720
Euro	9/9/2005	7/14/2006	9/15/2006	7,500	1.2400	1.2880
Euro	1/11/2006	10/16/2006	12/15/2006	8,250	1.1800	1.2845
Euro	3/23/2006	1/16/2007	3/14/2007	7,200	1.1800	1.2671
CHF	3/23/2006	1/16/2007	3/14/2007	2,100	1.3300	1.2185
Yen	3/18/2005	4/17/2006	6/15/2006	120,000	104.0000	95.3300
Yen	9/9/2005	7/14/2006	9/15/2006	135,000	107.0000	104.5500
Yen	1/11/2006	10/16/2006	12/15/2006	150,000	118.0000	99.9500
Yen	3/23/2006	1/16/2007	3/14/2007	141,000	119.0000	104.8000
Aud	3/18/2005	4/17/2006	6/15/2006	1,800	0.7500	0.7950
Aud	9/9/2005	7/14/2006	9/15/2006	2,100	0.7400	0.7861
Aud	1/11/2006	10/16/2006	12/15/2006	3,000	0.7100	0.7803
Aud	3/23/2006	1/16/2007	3/14/2007	1,800	0.6900	0.7323

In June 2002, we entered into four cross currency debt swap transactions to hedge our net investment in Hawe Neos and one cross currency debt swap transaction to hedge our net investment in SDS Japan. The agreements had effective dates of June 27, 2002, June 28, 2002, and July 1, 2002, and were contracts to exchange U.S. dollar principal aggregating a total amount of $45.0 million in exchange for a Swiss franc principal aggregating a total amount of 67.5 million and U.S. dollar principal amount of $4.0 million in exchange for a Japanese yen amount of 486.0 million. Both the Swiss franc contracts and the Japanese yen contract had maturity dates of June 15, 2007. The mechanics of the agreements are similar to the original cross currency debt swap terminated on June 6, 2002. However, the fixed interest rate to be paid to us on the U.S. dollar leg of the agreements was a rate equal to the Senior Subordinated Notes rate of 8 1/8%; the fixed interest rate to be paid by us on the Swiss franc leg of the agreements ranged from 6.39% to 6.45%; and the Japanese yen leg of the agreements was 3.65%, with the interest payments due semi-annually.

During the three month period ended December 31, 2005, we settled all of the five outstanding cross currency debt swap contracts used to hedge our foreign currency exposure because these instruments were getting close to maturity. The settlement of the cross currency debt swaps generated interest income of approximately $0.4 million and a cumulative loss of $8.9 million ($5.5 million net of income tax) in the currency translation adjustment account in equity as of December 31, 2005. At March 31, 2006, a total of $10.5 million realized loss ($6.5 million net of income tax), including the realized loss of $1.5 million ($1.0 million net of income tax) as a result of cash-settling a cross currency swap with Wachovia in 2002, was included in the currency translation adjustment account in equity. This realized loss will remain in the currency translation adjustment account in equity until we dispose of the net investments.

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates as of March 31, 2006. For these debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on the current implied forward 3-month LIBOR rates in the yield curve. The information is presented in U.S. dollar equivalents.

	Twelve Months Ending March 31,
Liabilities	2007	2008	2009	2010	2011	Thereafter	Fair Value
	(in thousands, except percentages)
Long-Term Debt:
Fixed Rate Debt	$—	$—	$—	$—	$—	$150,000	$158,250
Average Interest Rate	8.125%	8.125%	8.125%	8.125%	8.125%	8.125%
Variable Rate Debt	$226	$248	$287	$334	$393	$51,607	$53,095
Average Interest Rate	5.875%	5.845%	5.945%	6.055%	6.125%	6.155%

For the quarter ended March 31, 2006, the total net cost of converting from floating rate (3-month LIBOR) to fixed rate from a portion of the interest payments under our long-term debt obligations was less than $0.1 million. During the three month period ended March 31, 2006, we settled the interest rate swap. The settlement generated a loss of $0.1 million for the three month period ended March 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

On April 24, 2006, Dolphin Limited Partnership I, L.P. and City of Pontiac General Employees’ Retirement System, purported holders of shares of common stock of the Company, filed a class action complaint in the Superior Court of the State of California, County of Orange, purportedly on behalf of themselves and all others similarly situated, against the Company, the Company’s directors, Danaher and an indirect wholly-owned subsidiary of Danaher, Smile Acquisition Corp. (the “Purchaser”). The complaint alleges breach of fiduciary duties of loyalty, due care, independence, good faith, and fair dealing; failure to maximize shareholder value; impermissibly locking up the proposed acquisition through allegedly improper defensive measures; and failing to disclose material information to shareholders in connection with the proposed acquisition. According to the complaint, the plaintiffs were seeking, among other things, preliminary and permanent equitable relief, including an injunction against consummation of the proposed acquisition and an unspecified amount for the costs and disbursements of the lawsuit, including reasonable attorneys’ and experts’ fees.

On May 5, 2006, an agreement in principle was reached to settle the class action law suit. The settlement resolves allegations by the plaintiffs against Danaher, the Purchaser, the Company and the Company’s directors, in connection with the tender offer, and includes no admission of wrongdoing. Under the terms of the settlement, the parties have agreed to reduce the termination fees associated with the transaction to an aggregate amount of $45 million in fees and expenses. In addition, the parties have agreed that the Company’s shareholders rights plan and other contractual restrictions will not be applicable to tender offers offering the Company’s shareholders above $47 in cash by third parties who sign and deliver the same form of merger agreement that Danaher has signed and comply with certain other conditions. While the provisions of the agreement in principle are effective immediately, certain other provisions of the settlement are, as is customary, subject to court approval.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on February 8, 2006. A quorum was present at the Annual Meeting, with 37,363,487 shares out of a total of 40,405,156 shares entitled to cast votes represented in person or by proxy at the meeting.

PROPOSAL 1: To elect two directors to serve as Class III Directors until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

The stockholders voted to elect Donald N. Ecker and Robert W. Klemme to serve as Class III Directors until the 2009 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The results of the vote were as follows:

	Mr. Ecker	Mr. Klemme
For	32,758,720	33,153,686
Withheld From	4,604,767	4,209,801

PROPOSAL 2: To consider and vote upon a proposal to approve our Executive Officer Annual Performance Bonus Plan.

The stockholders voted to approve our Executive Officer Annual Performance Bonus Plan. The results of the vote were as follows:

For	35,578,641
Against	190,821
Abstentions	1,594,025
Broker Non-Votes	—

PROPOSAL 3: To consider and vote upon a proposal to approve our 2006 Restricted Stock Incentive Plan.

The stockholders voted to approve our 2006 Restricted Stock Incentive Plan. The results of the vote were as follows:

For	24,433,346
Against	10,460,546
Abstentions	562,819
Broker Non-Votes	1,906,776

ITEM 6.	Exhibits

See the Exhibit Index included on the last page in this report, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYBRON DENTAL SPECIALTIES, INC. (Registrant)

Date: May 10, 2006	/s/ BERNARD J. PITZ
Bernard J. Pitz, Vice President - Finance,
Chief Financial Officer & Treasurer*

*	executing as both the principal financial officer and a duly authorized officer of the Company.

SYBRON DENTAL SPECIALTIES, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 1-16057)

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit Number	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	(a) Restated Certificate of Incorporation of the Registrant	Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10/A filed on November 9, 2000 (File No. 1- 16057) (the “Form 10/A No. 2”)

	(b) Certificate of Designation, Preferences and Rights of Series A Preferred Stock	Exhibit 3.1(b) to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000

3.2	Bylaws of the Registrant, as amended		X

4.2(a)	Amendment No. 1 to Rights Agreement between the Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), a national banking association, as Rights Agent, dated as of April 12, 2006.	Exhibit 4.1(a) to the Registrant’s Form 8-K dated April 10, 2006 and filed on April 12, 2006

10.1	Credit Agreement, dated as of March 23, 2006 between Registrant and certain of its subsidiaries and Credit Suisse, Cayman Islands Branch and other lenders	Exhibit 10.1 to the Registrant’s Form 8-K dated March 23, 2006 and filed on March 29, 2006

10.2	Executive Officer Annual Performance Bonus Plan	Exhibit A to Sybron Dental Specialties, Inc.’s Proxy Statement dated January 9, 2006 for the 2006 Annual Meeting of Stockholders

10.3	2006 Restricted Stock Incentive Plan	Exhibit B to Sybron Dental Specialties, Inc.’s Proxy Statement dated January 9, 2006 for the 2006 Annual Meeting of Stockholders

10.4	Agreement and Plan of Merger	Exhibit 2.1 to the Registrant’s Form 8-K dated April 10, 2006 and filed on April 12, 2006

31.1	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002		X

32	Chief Executive and Chief Financial Officers’ certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002		X